Form 10QSB
period 2000-03-31
QUOTEMEDIA COM INC
filed 2000-05-16
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

                         Commission File Number: 0-28599



                              QUOTEMEDIA.COM, INC.

        (Exact name of small business issuer as specified in its charter)



                                     Nevada

         (State or other jurisdiction of incorporation or organization)

                                   91-2008633
                                   ----------
                        (IRS Employer Identification No.)

                         11100 NE 8th Street, Suite 300
                              Bellevue, Washington
                              --------------------
                    (Address of principal executive offices)

                                      98004
                                   (Zip Code)

                                 (415) 451-1604
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000 was 18,234,184 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

     Our business strategy is comprised of three distinct, yet interrelated facets: (i) Private Label Product Strategy; (ii) Interactive Financial Tools & On-line Trading Portal Strategy; and (iii) Vendor Relationship Strategy. Following is a description of these facets.

PRIVATE LABEL PRODUCT STRATEGY

     In order to compete effectively, we must adopt an original and animated product strategy designed to provide service access to huge audiences with underlying demographic parallels. Through private label product adaptation, we intend to offer a customized suite of products, tools, and permitting technologies to financial and investment industry institutions such as retail brokerages, mutual fund companies, banks, credit unions and investment advisory firms. Our Private Label Products ("PLP") strategy is designed to meet the necessity of comprehensive systems employed by the financial community. Research has determined that there is a waiting market of potential institutional clients who wish to nurture and serve the specific requirements of their own distinct investor clients.

     Through the PLP program, we intend to offer a wide selection of components that include but are not limited to: (i) branded analytical tools, applications and functions; (ii) access to account information; (iii) on-line trading systems; (iv) registered rep/employee web pages; (v) specialty client to representative e- mail response services; (vi) branded identification for the PLP usage; and (vii) branded versions of our desktop applications.

INTERACTIVE FINANCIAL TOOLS & ON-LINE TRADING PORTAL STRATEGY

     We believe that what matters in the new environment on the Internet is not only what providers deliver in terms of content but also how it is delivered. As such, we incorporate a fundamentally new approach to this paradigm by becoming a true portal to a myriad of "financial applications," rather than "web pages" of information. In effect, we abandon the "online newspaper" format and HTTP protocol so common in today's leading financial websites. We leverage the browser and eventually the Desktop for massive interactivity and optimal responsiveness. Our site is a large set of financial applications allowing an investor to trade, watch charts, quote-grids, news tickers and conduct research, using advanced Internet "thin client" (Java) technology. Our browser technology in effect becomes customized for the retrieval of financial information, with application-like responsiveness. Our private label marketing strategy supports the applications by being the first screen that a user sees when he first brings up his or her browser and empowers the user to conduct transactions and use applications from within the comfort of our or branded site's environment.

     We intend to incorporate technologies which allow the user to trade with his broker of choice within our portal. The content and technologies offered provides the user with a more personalized and informative environment in which to execute investment decisions.

     Our financial content offering includes investment performance data, financial and business news and company-specific information. Investment performance data is raw financial data about a company's stock, its industry and the economy as a whole. This data includes specific information in price quotes, performance charts, company- specific fundamental data and market indices. Financial and business news consists of real-time and delayed broadcasts of general and business/financial news as well as company-specific press releases. We will assemble the current news and company press releases from data feeds provided by Comtex. Company specific content is corporate information that complements the investment performance data for a particular company's securities offering. Such data includes a briefing about products and services, corporate management, historic performance, financial statements and disclosure documents.

     Analytic provisions are expected to enable investors to enhance the accuracy of their decisions to improve the productivity and performance of their portfolios. On our website, analytic tools enable retail investors to screen/source investment opportunities, track investment performance and analyze and interpret financial information through fundamental and technical tools. Analytic tools that will be offered include, but are not limited to, advanced charting for technical analysis, adept systems which interpret financial fundamentals, library research tools which retrieve and store relevant information about an investor's portfolio in the investor's personal library, portfolio monitoring and management tools.

VENDOR RELATIONSHIP STRATEGY

     Our approach is to establish relationships with premier industry contenders whose products have established brand equity. Most brokerage firms and financial services organizations are realizing that financial information creating, packaging, and hosting is not their core business and can actually save extensive financial resources by outsourcing these services through partnering.

     The "bundling" of this information and content and technology within our data warehouse allows us to selectively contract individual data from specific content providers under the best financial and redistribution terms and provides the user with a true one-stop shopping environment.

     We have negotiated a number of contracts with major providers of financial content, including but not limited to StockPoint Inc., which provides quotes, charts, company background data and general information; Thomson Information Services Inc., which provides research reports, analysis and educational data; CNBC/Dow Jones, which provides video feeds; IPO.com, Inc., which provides IPO information; Market Guide Inc., which provides company performance reports, financial analysis and a "What's Hot, What's Not" report; and Prophet Financial Systems, Inc., which provides stock charting. The contracts with the aforementioned companies have a term of between one to three years and are based upon a worldwide license fee and/or cost per thousand page view format. We have commitments with respect to these contracts totaling $673,953, $673,953 and $561,627 in years 2000, 2001 and 2002, respectively. While no assurances can be provided, we expect that similar additional agreements with key content providers will be reached in the future.

     We believe that we have assembled one of the industries most impressive and comprehensive data warehouses. We have identified content areas for specialization and as they are not currently aggregated in a single "portal" by other investment services, we should have a basis of differentiation from our competitors.

     Such areas of specialization are expected to support us in creating and fostering an Internet community. An Internet community is established by providing targeted information and comprehensive opportunities for electronic transactions. The community becomes a reference point for users with shared interests or tasks. Establishing such a community is very consequential because the community becomes the continuous, "repeat traffic" to our site.

     The financial services industry on the Internet is currently fragmented and confusing. An overwhelming number of providers are offering various types of investment-related information and services. The large financial aggregation providers such as Yahoo Financial, Microsoft(TM) Investor, Quicken Financial Network and Wall Street City are engaged in a fierce competition to bundle content and analytic tools and provide access through super web portals. Their goal is to become one-stop super-sites and entry portals to large arrays of financial content in the traditional library or newspaper approach.

     We believe that one critical component has been overlooked in the drive to become super portals. The financial information providers still oblige the user to conduct business within the confines and limitations of the World Wide Web. The users often must leave the portal to conduct trades with their chosen online broker, discount broker, or full service broker. Through strategic alliances, online discount brokers are also bundling resources in an attempt to attract and retain end users. Discount brokerages, however, have been apprehensive to supply any research at $7.95 per trade and only minimal information for $29.95 per trade.

     We offer a multi faceted revenue model consisting of the following: (i) monthly service fees; (ii) advertising revenue; (iii) delivery of real time data (streaming quotes, etc.); and (iv) the on-line sale of books, magazine and newsletter subscriptions, investment software, investment tools and complementary goods and services.

     We will install turnkey websites for brokerage firms and other companies and on-line trading systems for brokerage firms and other companies for a license fee. The fee structure will vary based on the number of clients, existing Internet and server components and the back office system employed by the firm. We will charge the private labeled firms a monthly fee based on the number of active accounts and the level of service and site content selected by the firm.

     In addition, we have retained an advertising agency (Doubleclick) on behalf of the networked partner firms to place advertisements on the private labeled websites. The ads will be of a non-competitive nature to the partnered firms. The advertising rate charged will be competitive within the industry and is estimated at approximately $20 to $35 per 1,000 page views after we achieve approximately 20 million page views per month. There can be no assurances we will ever meet this threshold.

     In the future, we intends to offer real time streaming information, streaming quotes, real time stock and index monitors and Internet delivered information to complementary market analysis legacy software programs such as TradeStation and Windows on Wall Street. We will offer users the ability to purchase on-line research reports from top analysis firms and financial services firms such as Thomson Financial Interactive, Inc.

     Our portal is also expected to offer for sale relevant and complementary goods and services to its subscriber base. We will offer financial books, magazine and newsletter subscriptions, investment software, investment tools and other relevant goods and services. We are also an Amazon.com affiliate member.

SALES ADVERTISING AND PROMOTIONS STRATEGY

     Our products will be marketed through a combination of direct sales and online subscriptions. We will rely on a multi-faceted direct sales team to sell our product line, private label contracts and bundled content to other financial sites. We are currently building a sales team consisting of account managers and executive salespersons to market and distribute our products throughout North America. Sales executives will be responsible for the sale of private label contracts, our content, related products and tools to financial institutions, or other financial sites.

     Our marketing communications strategy will encompass extensive promotions on and offline directed at its cyber investor, institutional, corporate advertiser and public company audiences. This is intended to be executed aggressively throughout North America. Our promotional campaigns may be comprised of digital or online marketing, direct marketing, print media advertising and public relations. To accomplish our sales goals, we expect to engage an Internet advertising network/agency to promote the sale of advertising space on the website.

     We acknowledge that simply having a website does not guarantee automatically reaching millions of customers. In this regard, we will expand our online presence by trafficking our name, Internet address, identity and message in front of as many end users as possible in a manner that is respectful of Net culture. We may use one or more of the following listed online tools to accomplish these goals:

     (i) Usenet Newsgroups. A newsgroup is a place on the Internet where groups of people post and read messages on a particular topic. We will participate in industry related newsgroups to gain visibility and develop relationships with our targeted audiences. Newsgroups offer us a great deal of marketing leverage because their potential audiences include participants who are interested in related topics.

     (ii) Mailing Lists. Mailing lists are not direct mail lists but, rather, they are similar to e-mail newsletters or on-going dialogues dedicated to special interests. Like newsgroups where messages are posted, e-mail messages are sent to specific mailing lists. We will participate in special interest mailing lists to gain visibility among a targeted audience and generate traffic for our site.

     (iii) Internet Advertising. Advertising online is expected to help us create visibility in cyberspace. We will develop, purchase and place banner ads with links to our site on industry-related and high volume search engines. These ads are expected to promote our online presence and help direct traffic to the site. We will employ online ad networks and brokers such as Web Connect to guide our purchase of ad space on appropriate sites. We will also actively post notices on What's New sites and newsgroups that cover new Net features and websites. We also anticipate submitting our site to all What's Cool rating services and contests in order to position it as a "best of breed" site.

     (iv) Search Engines, Directories, Regional Indexes, and Business Indices. We intend to register and list our web addresses with search engines and directories such as Yahoo, Lycos, Web Crawler, and Infoseek. We may use a professional service company such as www.submitit.com, www.netcreations.com, or www.mgroup.com to register the appropriate URLs with the most significant search engines. When registering, we will include keyword sensitive content tags and titles to ensure that it results in the top 20 or better in most search returns. Professional services will also be employed to list its URL with numerous e-mail directories (similar to the White pages), business and regional indices and promotional sites.

     (v) Mutual Links. For every search engine there are at least 100 special interest websites dedicated to a specific market. We believe that creating mutual links can be more powerful than listing with search engines and directories because mutual links allow us to target a very specific market. This tactic is considerably more successful than banner ads, as the link is perceived by the user to be "information," rather than advertising. We will attempt to select industry-related and trade association websites (NIRI, CIRI, and American Association for Individual Investors) and negotiate reciprocal links to and from their web pages.

     (vi) Public Relations. We intend to engage the services of a dedicated public relations company to devise and implement an aggressive public relations campaign. This contractor will act as the primary spokesperson for us. The PR agent will be expected to create and distribute press kits to appropriate audiences to acquire substantial exposure for us on local, national and radio talk shows and TV magazines shows both in Canada and the US. This firm will also be responsible for organizing press tours and interviews to further enhance editorial coverage for us in key business and technology magazines and newspapers.

Results of Operations

     We began generating revenues from operations during the three month period ended March 31, 2000. As a result, this report does not contain any comparative information, as there is nothing to compare our current results of operations with.

     Revenues for this period totalled $9,487, including $6,791 in advertising revenues. Operating costs, including selling, general and administrative costs totalled $517,983. As a result, we incurred a loss during the three month period ended March 31, 2000, of $(508,496), or approximately $(.03) per share.

TRENDS

     We intend to continue to identify, purchase and develop complimentary, proprietary technologies and investment tools to enhance our websites and help to build strong market differentiation. As of the date of this report, we have not established contractual relationships with any unrelated web portals. We intend to develop relationships over the next few months and fiscal year and have targeted well-established web portals which can demonstrate significant registered user bases. It is our intention to continue the development of such relationships, with the ultimate goal of developing a large enough user base to sustain profitability through a combination of license fees and sponsorship ads from partnered sites. However, as of the date of this report, we have reached no other definitive agreements and there can be no assurances that we will contract with other web portals meeting the aforesaid characteristics in the future.

     We expect to begin generating profits from operations by the end of 2000. However, no assurances can be provided that this will occur within the time parameter stated herein, or at all.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. We did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

INFLATION

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27    Financial Data Schedule

                  (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000.



                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                     (Unaudited)  (Audited)
                                                      March 31,  December 31,
                                                         2000        1999
                                                     ----------   ----------
ASSETS

CURRENT

     Cash and cash equivalents                       $1,382,892   $  672,038
     Marketable securities (Note 4)                     102,500      102,500
     Accounts receivable                                  4,114       23,931
     Prepaid expenses                                   300,500            0
     Deposits                                            47,388            0
                                                     ----------   ----------
                                                      1,837,394      798,469

Fixed assets                                             15,577       14,206

Investments and advances                                 80,000            0
                                                     ----------   ----------
                                                     $1,932,971   $  812,675
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Accounts payable                                    83,032      130,240
     Due to related parties                                   0       13,200
                                                     ----------   ----------
                                                         83,032      143,440
                                                     ----------

STOCKHOLDERS' EQUITY

     Capital stock issued                                19,241       17,228
     Additional paid-in capital                       3,057,723    1,370,536
     Deficit                                         (1,227,025)    (718,529)
                                                     ----------   ----------
                                                      1,849,939      669,235
                                                     ----------   ----------
                                                     $1,932,971   $  812,675
                                                     ==========   ==========









                             See accompanying notes.



                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                      2000
                                                                   ----------
REVENUE                                                            $    6,791
                                                                   ----------
                                                                        6,791

EXPENSES

Website content                                                       110,594
Professional and consulting                                            18,456
Research and development                                               73,845
Business development and travel                                       129,356
Office                                                                185,732
                                                                   ----------
                                                                      517,983

                                                                   ----------

INTEREST INCOME                                                         2,696

LOSS FOR THE PERIOD                                                  (508,496)
                                                                   ==========

     Basic loss per share                                          $    (0.03)

     Diluted loss per share                                        $    (0.03)

     Weighted average number of shares outstanding

             - basic                                               18,234,184

             - diluted                                             19,334,184










                             See accompanying notes.



                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months
                                                                     Ended
                                                                    March 31,
                                                                      2000
                                                                   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period                                                $ (508,496)

Adjustments to reconcile loss to net cash used in operating activities

     Depreciation                                                       1,372
     Issuance of capital stock for services                           393,950

Changes in non-cash working capital items

     Accounts receivable                                               19,817
     Prepaid expenses                                                (300,500)
     Deposits                                                         (47,388)
     Accounts payable                                                 (47,208)
     Due to related parties                                           (13,200)
                                                                   ----------
                                                                     (501,653)

                                                                   ----------

Cash flow from investing activities

     Fixed assets                                                      (2,743)
     Due from related parties                                         (80,000)
                                                                   ----------
                                                                      (82,743)

                                                                   ----------
Cash flow from financing activities

     Issuance of capital stock for cash                             1,295,250
                                                                   ----------
                                                                    1,295,250

                                                                   ----------
Net increase in cash                                                  710,854

Cash, Beginning                                                       672,038
                                                                   ----------

Cash, Ending                                                       $1,382,892
                                                                   ==========

Cash and cash equivalents include cash and money market investments



                             See accompanying notes.

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 2000

1.   Unaudited Interim Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

2.   Basis of Presentation

          Business combination

         On July 14, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the outstanding common stock of QuoteMedia.com, Inc., a Colorado corporation ("Old QMI") in exchange for 11,000,000 unregistered shares of the Company's common stock. As a result of the transaction, the former shareholders of Old QMI received shares representing an aggregate of 72% of the Company's outstanding common stock, resulting in a change in control of the Company. As a result of the merger, the Company was the surviving entity and Old QMI ceased to exist. In conjunction with the applicable Articles of Merger, the Company changed it's name to "QuoteMedia.com, Inc." References to the "Company" or "QMI" refer to QuoteMedia.com, Inc. together, with the predecessor company, Old QMI.

         The acquisition of Old QMI has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Old QMI is considered the acquiring entity. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to be approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock.

          Earnings per share

         Earnings per share have been computed based on the weighted average number of common shares outstanding. For the three month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition, plus such additional shares issued by the Company subsequent to the business combination.

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 2000


3.   History and Business Activity

          The Company was incorporated in the state of Nevada on June 29, 1992, under the name "Genetic Futures, Inc." Since its inception, the Company has undertaken to implement numerous business plans and, in relation to such various businesses, has been known under many different names, including (in order) Physician's Cybernetic Systems, Inc., Videocom International, Inc., Canadian Tasty Fries, Inc., International Tasty Fries, Inc., Filtered Souls Entertainment, Inc., Skyline Entertainment, Inc. and, finally, its current name, QuoteMedia.com, Inc. The name was changed to QuoteMedia.com, Inc. concurrent with the business combination described in Note 2. Prior to such business combination, Old QMI had not engaged in any operations or generated any revenue.

4.   Comparative Figures

         There are no comparative figures as Old QMI, the surviving entity for accounting purposes, commenced operations on June 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QUOTEMEDIA.COM, INC.
                                      (Registrant)

                                      Dated:  May 16, 2000



                                      By:s/ R. Keith Guelpa
                                         ---------------------
                                         R. Keith Guelpa,
                                         Chief Executive Officer and
                                         President

                              QUOTEMEDIA.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................17