Form 10QSB/A
period 2000-03-31
QUOTEMEDIA COM INC
filed 2000-06-08
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A 1

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

                                      98004
                                      -----
                                   (Zip Code)

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


The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000 was 19,240,683 shares.

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



                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                     (Unaudited)  (Audited)
                                                      March 31,  December 31,
                                                         2000        1999
                                                     ----------   ----------
ASSETS

CURRENT

     Cash and cash equivalents                       $1,382,892   $  672,038
     Marketable securities (Note 4)                     102,500      102,500
     Accounts receivable                                  4,114       23,931
     Prepaid expenses                                   300,500            0
     Deposits                                            47,388            0
                                                     ----------   ----------
                                                      1,837,394      798,469

Fixed assets                                             15,577       14,206

Investments and advances                                 80,000            0
                                                     ----------   ----------
                                                     $1,932,971   $  812,675
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Accounts payable                                    83,032      130,240
     Due to related parties                                   0       13,200
                                                     ----------   ----------
                                                         83,032      143,440
                                                     ----------   ----------

STOCKHOLDERS' EQUITY

     Capital stock issued                                19,241       17,228
     Additional paid-in capital                       3,057,723    1,370,536
     Deficit                                         (1,227,025)    (718,529)
                                                     ----------   ----------
                                                      1,849,939      669,235
                                                     ----------   ----------
                                                     $1,932,971   $  812,675
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

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUOTEMEDIA.COM, INC.
                                       (Registrant)

                                       Dated:  June 8, 2000



                                       By: s/R. Keith Guelpa
                                          --------------------------
                                          R. Keith Guelpa, President

                              QUOTEMEDIA.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................17