Form 10QSB
period 2000-06-30
QUOTEMEDIA COM INC
filed 2000-08-11
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

                         Commission File Number: 0-28599



                              QUOTEMEDIA.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   91-2008633
                                   ----------
                        (IRS Employer Identification No.)

                             14500 Northsight Blvd.
                                    Suite 312
                                 Scottsdale, AZ
                                 --------------
                    (Address of principal executive offices)

                                      85260
                                      -----
                                   (Zip Code)

                                 (480) 905-7311
                                 --------------
                           (Issuer's Telephone Number)

                         11100 NE 8th Street, Suite 300
                           Bellevue, Washington 98004
                           --------------------------
                    (Former address of small business issuer)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000 was 19,240,683 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

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

Plan of Operation

         QuoteMedia's business strategy is to offer the market proprietary software applications including i) Financial content software engines; ii) Kool Tools(TM); and iii) Corporate Tools(TM).

Financial content software engines

         Quotemedia's financial content software engine is a proprietary software application which is intended to power large web portals. The software is customizable to meet the needs of a client on a private branded basis. Currently Quotemedia's financial content software engine powers its own corporate website and one private branded website. This application was launched in February, 2000.

Website

         QuoteMedia's corporate website provides financial information, tools and services worldwide via the Internet in what management believes is a simple and direct format that is as appealing to the novice as it is to the more experienced cyber investor. The Company's tools and features provide access to investment information for research purposes, utilizing the Company's financial content software engines and modules to provide users instant access to timely quotes, financial data, stock market news and other media coverage. These include but are not limited to:

-        Comprehensive online global financial and market information

-        User-driven transaction based portfolio management system

-        Desktop access to a complete suite of interactive applications
-        Graphical user interface

-        Web technologies, including Java, XML, Live Video/Audio
         Broadcasts

-        Streaming Delayed and Real-Time stock quotations

-        Interactive historical and live intra-day charting

-        Comprehensive search functionality

-        International editorial and market commentaries

-        Scrolling personalized stock tickers

-        Active Desktop components

         QuoteMedia's web content software engines and proprietary web applications are readily customized as a branded information rich gateway for financial information, analytic applications and e- commerce. QuoteMedia makes the above solutions available internationally to large web portals and other select companies on a private branded basis. QuoteMedia expects to profit from this strategy as it derives the page views from these private branded sites, which in turn should increase our revenue base.

Kool Tools(TM) financial information software applications

         QuoteMedia's Kool Tools(TM) software applications are a suite of Java applets that deliver stock market information. Kool Tools(TM) are differentiated by visual layout, functionality, and content type. Typical content consists of stock and market index quotes, news headlines, and historical charts. Kool Tools(TM) functionality allows a user to enter a stock or market symbol and link to detailed information provided by QuoteMedia's QuoteBrowser(TM) financial web application.

         These tools are aimed primarily at webmasters who add them to their site in order to enhance the "stickiness" of the site. Individual users can add the tools directly to their desktops.

Several versions of Kool Tools(TM) products are currently under development and, while no assurances can be provided, it is expected that these products will be ready for launch by the third quarter of 2000.

         QuoteMedia expects to profit from this product line as the Company hopes to license Kool Tools(TM) to thousands of sites which all link back to a central QuoteMedia source. The expected traffic is hoped to dramatically increase the number of QuoteMedia page views and thus increase our revenue base.

Corporate Tools(TM) financial information software applications

         Corporate Tools(TM) are web applications which will be targeted at corporate Intranets or corporations such as those in the mutual funds, insurance, or financial planning industries who are expected to license QuoteMedia's "Portfolio Manager" or "Stock Watch" applications in order to provide a premium service for their VIP customers or employees. Corporate Tools(TM) revenues are expected to be derived from a combination of license fees and user fees. It is hoped that this product line will be launched in the fourth quarter of 2000.

Target Markets

         Potential markets identified by QuoteMedia for our products include:

         1.       Large established web portals
         2.       Brokerage firms, banks and other financial institutions
         3.       Corporate Intranets via Corporate Tools(TM)
         4.       Wireless (WAP) Portals
         5. Any smaller websites, which can benefit by providing financial content via QuoteMedia's Kool Tools(TM)

         As of the date of this report, we have negotiated a number of contracts with major providers of financial content, including but not limited to StockPoint Inc., which provides quotes, charts, company background data and general information; Thomas Information Services Inc., which provides research reports, analysis and educational data; CNBC/Dow Jones, which provides video feeds; IPO.com Inc., which provides IPO information; Market Guide Inc., which provides company performance reports, financial analysis and a " What's Hot, What's Not" report; and Prophet Financial Systems Inc., which provides stock charting.

         The contracts with the aforementioned companies have a term of between one and three years and are based upon a worldwide license fee and/or cost per thousand page view format. We have commitments with respect to these contracts totaling $673,953, $673,953 and $561,627 in years 2000, 2001 and 2002, respectively. While no assurance can be provided, we expect that similar additional agreements with key content providers will be reached in the future as the reach of the Company's information source is expanded.

Revenue Model

         The Company's multi faceted revenue sources are evolving over time. QuoteMedia's revenue sources are varied but are expected to center on three main categories as described below.

         Licensing Revenue. The Company expects to earns monthly revenue through licensing fees for Kool Tools(TM) information software applications such as tickers, quote boxes and other products used by smaller websites worldwide. We also expect to derive fees from licensing our turnkey private branded financial content software engines to large web portals or through our Corporate Tools(TM), targeted at Corporate Intranets or VIP customers.

         Sponsorship/Advertising Revenue. We currently earn advertising revenue from our North American corporate site under the terms of our advertising agreement with DoubleClick, a leading provider of comprehensive global Internet advertising solutions for marketers and web publishers.

         QuoteMedia's advertising revenue is expected to include sponsorship or cyber billboards, buttons, key words and hot corners on our own website, on other private branded websites and in the future on our Kool Tools(TM) products. By aggregating page views using other websites traffic in addition to our own, management believes that the Company will be able to build a revenue base faster than attempting a pure branded approached.

         Transaction Revenue. QuoteMedia, in the future, will provide our partners with online trading technologies that are engineered to interface with existing ECN's such as Island or Instinet. Through their partners' established clearing firm relationships, QuoteMedia will accommodate buy/sell transactions for a percentage fee per transaction.

         In addition to the aforesaid three prospective revenue streams, management also expects to derive transaction revenue from online sale of related goods and services. The Company will offer financial books, magazine and newsletter subscriptions, investment software, investment tools and other relevant goods and services and it will be compensated on a transaction fee basis.

Marketing

         QuoteMedia's products will be marketed through a combination of direct sales and online wholesale aggregation strategies. The Company is currently building a sales team consisting of account managers and executive salespersons to market and distribute our products throughout North America. QuoteMedia's multi-faceted direct sales team will be responsible for the sale of private label contracts, content and related products and tools to financial institutions, or other financial sites.

         The Company's marketing communications strategy will encompass extensive promotions on and off line, directed at cyber investors, institutional clients, corporate advertisers and public company audiences. Promotional campaigns may be comprised of digital or online marketing, direct marketing, print media advertising and public relations. To accomplish sales goals, the Company has engaged an Internet advertising network/agency (DoubleClick) to promote the sale of advertising space on the website.

         Management acknowledges that simply having a website does not automatically guarantee reaching millions of customers. The Company expects to expand our online presence by placing our name, Internet address, identity and message in front of as many end users as possible in a manner that is respectful of Internet culture. QuoteMedia may use one or more of the following listed online tools to accomplish these goals:

         (i) Usenet Newsgroups - A newsgroup is a place on the Internet where groups of people post and read messages on a particular topic. QuoteMedia will participate in industry related newsgroups to gain visibility and develop relationships with our target audience. Newsgroups offer a great deal of marketing leverage because their potential audience includes participants who are interested in related topics.

         (ii) Mailing Lists - Mailing lists are not direct mail lists but, rather, they are similar to e-mail newsletters or on-going dialogues dedicated to special interests. Like newsgroups where messages are posted, e-mail messages are sent to specific mailing lists. QuoteMedia will participate in special interest mailing lists to gain visibility among a targeted audience and generate site traffic.

         (iii) Internet Advertising - Advertising online is expected to help create visibility in cyberspace. The Company will develop, purchase and place banner ads with links to its site on industry- related and high volume search engines. These ads are expected to promote its online presence and help direct traffic to the site. QuoteMedia will employ online ad networks and brokers such as Web Connect to guide purchase of ad space on appropriate sites. QuoteMedia will also actively post notices on What's New sites and newsgroups that cover new Net features and websites. The Company anticipates submitting its site to all What's Cool rating services and contests in order to position as a "best of breed" site.

         (iv) Search Engines, Directories, Regional Indexes, and Business Indices - The Company intends to register and list its web addresses with search engines and directories such as Yahoo, Lycos,

Web Crawler and Infoseek. A professional service company such as www.submitit.com, www.netcreations.com, or www.mgroup.com may be employed to register the appropriate URLs with the most significant search engines. When registering, the Company will include keyword sensitive content tags and titles to ensure that it results in the top 20 or better on most search returns. Professional services will also be employed to list its URL with numerous e-mail directories (similar to the White pages), business and regional indices and promotional sites.

         (v) Mutual Links - For every search engine there are at least 100 special interest websites dedicated to a specific market. Management believes that creating mutual links can be more powerful than listing with search engines and directories because mutual links allow us to target a very specific market. This tactic is considerably more successful than banner ads, as the link is perceived by the user to be "information" rather than advertising. QuoteMedia will attempt to select industry-related and trade association websites (NIRI, CIRI, and American Association for Individual Investors) and negotiate reciprocal links to and from their web pages.

         (vi) Public Relations - QuoteMedia has engaged the services of the public relations company Investor Relations Group, Inc. (IRG) to devise and implement an aggressive public relations campaign. IRG will act as the primary spokesperson for the Company and will be expected to create and distribute press kits to appropriate audiences to acquire substantial exposure for QuoteMedia on local, national and radio talk shows an TV magazines shows both in Canada and the US. IRG will also be responsible for organizing press tours and interviews to further enhance editorial coverage for us in key business and technology magazines and newspapers.

Results of Operations

         We began generating revenues from operations during the six month period ended June 30, 2000. As a result, this report does not contain any comparative information, as there is nothing with which to compare our current results of operations.

         Revenues for this period totalled $14,213, which consisted of advertising fees generated from sponsorship advertising sold on the Company's own website. Sponsorship advertisements are sold under the terms of our advertising agreement with Doubleclick, a leading provider of comprehensive global Internet advertising solutions for marketers and web publishers.

         While the Company did earn revenue during the period, it was still in a development stage. Management expects revenues to significantly increase in the fourth quarter of 2000, when it begins to aggressively market its newly developed products.

         Operating costs, including selling, general and administrative costs totalled $1,254,087. Included in these costs were Website content expenses of $281,912. Website content expenses consist primarily of fees paid to the Company's strategic partners for providing financial content such as stock quotes, charts, company background data and general information. Also included were professional fees of $75,402 and research and development expenses of $210,772 for the six-month period ended June 30, 2000. Research and development expenses consist primarily of costs associated with the design, programming and testing of the Company's software applications.

         As a result, we incurred a loss during the six month period ended June 30, 2000, of $(1,220,389), or approximately $(.07) per share.

Liquidity and Capital Resources

         The Company's cash and cash equivalents totaled $727,379 at June 30, 2000, as compared to $672,038 at December 31, 1999, an increase of $55,341. Net cash of $1,069,876 was used in operations for the six-month period ended June 30, 2000, primarily resulting from the Company's net loss for the period. Net cash used by investing activities for the six-month period ended June 30, 2000 was $170,033, resulting primarily from fixed asset purchases and advances made to related parties. Net cash provided by financing activities for the six-month period ended June 30, 2000 was $1,295,250 resulting from a private offering of common stock which closed February 29, 2000, wherein we sold an aggregate of 1,726,999 shares of common stock at an offering price of $0.75 per share and derived net proceeds of $1,295,250 therefrom.

         The Company intends to raise additional capital through private equity financing to satisfy working capital and capital expenditure requirements until the Company achieves positive cash flows. As of the date of this report, management has not made any decisions on the structure of any new financing, nor does the Company have any commitment from any third party to raise additional cash, either debt or equity. Failure of the Company to raise additional cash in the foreseeable future will have a negative impact on management's ability to successfully implement the Company's business plan described herein.

TRENDS

         In July 2000, QuoteMedia launched its proprietary Kool Tools(TM) web applications and began marketing this unique suite of products to webmasters worldwide. Quotemedia also has licensed its Kool Tools(TM) suite of products to Bravenet.com. Kool Tools is expected to enable Bravenet to offer customized online financial content and news to its approximately one million worldwide website members. QuoteMedia expects to derive revenue from this contract through a combination of license fees and advertising revenue from page view banner ads.

          As of the date of this report, the Company has established a contractual relationship with over 1,000 unrelated websites for our Kool Toolstm. QuoteMedia intends to develop more licensing of our software in the future and we will pursue a dual sales strategy of targeting well-established web portals that can demonstrate significant registered user bases as well as smaller websites, worldwide. We also intend to identify, purchase and develop additional proprietary technologies and information tools in the sports, music and movies area to enhance our software applications Kool Tools product line and help build a strong market differentiation. There can be no assurances that our efforts in this regard will be successful.

         QuoteMedia's management believes it can begin generating profits from operations by the second quarter of 2001 based on the early results of the Kool Tool(TM) launch. However, no assurances can be provided that this will occur within the time parameter stated herein, or at all.

Inflation

         Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the six-month period ended June 30, 2000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27    Financial Data Schedule

                  (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the six month period ended June 30, 2000.



                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                    (Unaudited)  (Audited)
                                                      June 30,  December 31,
                                                        2000        1999
                                                     ----------   ----------
ASSETS

CURRENT

     Cash and cash equivalents                       $  727,379   $  672,038
     Marketable securities                               74,860      102,500
     Accounts receivable                                  4,602       23,931
     Prepaid expenses                                   274,000            0
     Deposits                                            48,921            0
                                                     ----------   ----------
                                                      1,129,762      798,469

Fixed assets                                             49,676       14,206

Investments and advances                                161,638            0
                                                     ----------   ----------
                                                     $1,341,076   $  812,675
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Accounts payable                                   203,030      130,240
     Due to related parties                                   0       13,200
                                                     ----------   ----------
                                                        203,030      143,440
                                                     ----------   ----------

STOCKHOLDERS' EQUITY

     Capital stock issued                                19,241       17,228
     Additional paid-in capital                       3,057,723    1,370,536
     Deficit                                         (1,938,918)    (718,529)
                                                     ----------   ----------
                                                      1,138,046      669,235
                                                     ----------   ----------
                                                     $1,341,076   $  812,675
                                                     ==========   ==========









                             See accompanying notes



                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months  Six Months
                                                        Ended       Ended
                                                       June 30,    June 30,
                                                         2000        2000
                                                      ----------  ----------
Operating revenue

   Advertising                                       $     7,422  $   14,213
                                                     -----------  ----------
                                                           7,422  $   14,213

Operating expenses

   Website content                                       171,319     281,912
   Professional fees                                      56,946      75,402
   Research and development                              136,927     210,772
   Business development                                  132,547     261,903
   Office                                                238,366     424,098
                                                     -----------  ----------
                                                         736,104   1,254,087
                                                     -----------  ----------
Operating loss                                          (728,682) (1,239,874)

Interest and other income                                 16,789      19,485
                                                     -----------  ----------
Loss for the period                                     (711,893) (1,220,389)
                                                     ===========  ==========

Basic loss per share                                 $     (0.04) $    (0.07)
                                                     ===========  ==========

Diluted loss per share                               $     (0.03) $    (0.06)
                                                     ===========  ==========










                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months
                                                                     Ended
                                                                    June 30,
                                                                      2000
                                                                  -----------


CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period                                               $(1,220,389)

Adjustments to reconcile loss to net cash used in operating activities

     Depreciation                                                       5,620
     Gain on sale of marketable securities                             (5,055)
     Issuance of capital stock for services                           393,950

Changes in non-cash working capital items

     Accounts receivable                                               19,329
     Prepaid expenses                                                (274,000)
     Deposits                                                         (48,921)
     Accounts payable                                                  72,790
     Due to related parties                                           (13,200)
                                                                  -----------
                                                                   (1,069,876)

                                                                  -----------

Cash flow from investing activities

     Proceeds on sale of marketable securities                         26,785
     Write-down of marketable securities                                5,910
     Fixed assets                                                     (41,090)
     Due from related parties                                        (161,638)
                                                                  -----------
                                                                     (170,033)

                                                                  -----------
Cash flow from financing activities

     Issuance of capital stock for cash                             1,295,250
                                                                  -----------
                                                                    1,295,250

                                                                  -----------
Net increase in cash                                                   55,341

Cash, Beginning                                                       672,038
                                                                  -----------

Cash, Ending                                                      $   727,379
                                                                  ===========

Cash and cash equivalents include cash and money market investments

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      Six-Month Period Ended June 30, 2000

1.       Unaudited Interim Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

2.       Basis of Presentation

         Business combination

         On July 14, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the outstanding common stock of QuoteMedia.com, Inc., a Colorado corporation ("Old QMI") in exchange for 11,000,000 unregistered shares of the Company's common stock. As a result of this transaction, the former shareholders of Old QMI received shares representing an aggregate of 72% of the Company's outstanding common stock, resulting in a change in control of the Company. As a result of the merger, the Company was the surviving entity and Old QMI ceased to exist. In conjunction with the applicable Articles of Merger, the Company changed it's name to "QuoteMedia.com, Inc." References to the "Company" or "QMI" refer to QuoteMedia.com, Inc. together, with the predecessor company, Old QMI.

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

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      Six-Month Period Ended June 30, 2000


         Earnings per share

         Earnings per share have been computed based on the weighted average number of common shares outstanding. For the six-month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition, plus such additional shares issued by the Company subsequent to the business combination.

3.       History and Business Activity

         The Company was incorporated in the state of Nevada on June 29, 1992, under the name "Genetic Futures, Inc." Since its inception, the Company has undertaken to implement numerous business plans and, in relation to such various businesses, has been known under many different names, including (in order) Physician's Cybernetic Systems, Inc., Videocom International, Inc., Canadian Tasty Fries, Inc. International Tasty Fries, Inc., Filtered Souls Entertainment, Inc., Skyline Entertainment, Inc., and, finally its current name, QuoteMedia.com, Inc. The name was changed to QuoteMedia.com, Inc. concurrent with the business combination described in Note 2. Prior to such business combinations, Old QMI had not engaged in any operations or generated any revenue.

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

                                        QUOTEMEDIA.COM, INC.
                                        (Registrant)

                                        Dated:  August 11, 2000



                                        By:  R. Keith Guelpa
                                           ------------------------------
                                           R. Keith Guelpa, President

                              QUOTEMEDIA.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................18