Form 10QSB
period 2000-09-30
QUOTEMEDIA COM INC
filed 2000-11-17
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

                         Commission File Number: 0-28599


                               QUOTEMEDIA.COM INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                          91-2008633
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


       14500 Northsight Blvd.
            Suite 312
          Scottsdale, AZ                                     85260
(Address of principal executive offices)                   (Zip Code)

                                 (480) 905-7311
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

At November 13, 2000, the Registrant had 21,577,612 shares of common stock outstanding.

                              QUOTEMEDIA.COM , INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements                              3

             Consolidated Balance Sheets                                    3

             Consolidated Statements of Operations                          4

             Consolidated Statements of Cash Flows                          5

             Notes to Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis                           8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             12

     Item 2. Changes in Securities                                         12

     Item 3. Defaults Upon Senior Securities                               12

     Item 4. Submission of Matters to a Vote of Security Holders           12

     Item 5. Other Information                                             12

     Item 6. Exhibits and Reports on Form 8-K                              12

Signatures                                                                 13

                              QUOTEMEDIA.COM, INC.
                                 BALANCE SHEET
                               September 30, 2000
                                  (Unaudited)


ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                         $   161,104
  Marketable securities                                                  64,600
  Share subscription receivable                                         415,000
  Accounts receivable                                                    17,074
  Prepaid expenses                                                      274,000
  Deposits                                                               27,213
                                                                    -----------
        Total current assets                                            958,991

  Fixed assets, net                                                      49,550

  Due from related parties                                              182,368
                                                                    -----------

                                                                    $ 1,190,909
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      238,036
                                                                    -----------
                                                                        238,036
                                                                    -----------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 21,577,612 shares issued and outstanding                 19,968
  Additional paid-in capital                                          3,783,692
  Accumulated deficit                                                (2,850,787)
                                                                    -----------
                                                                        952,873
                                                                    -----------

                                                                    $ 1,190,909
                                                                    ===========

See accompanying notes

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                  PERIOD FROM DATE OF
                                     THREE MONTHS ENDED      NINE MONTHS ENDED     INCORPORATION TO
                                     SEPTEMBER 30, 2000     SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                     ------------------     ------------------    ------------------
OPERATING REVENUE

  Licensing fees                        $      8,000          $      8,000          $         --
  Advertising                                  3,612                17,825                    --
                                        ------------          ------------          ------------
                                              11,612                25,825                    --
OPERATING EXPENSES

  Website content                            182,398               464,310                22,500
  Professional fees                           51,485               126,887                28,354
  Research and development                   345,157               555,929               137,833
  Business development                       123,031               384,934                10,774
  Office                                     243,807               667,905                28,649
                                        ------------          ------------          ------------
                                             945,878             2,199,965               228,110
                                        ------------          ------------          ------------

OPERATING LOSS                              (934,266)           (2,174,140)             (228,110)

INTEREST AND OTHER INCOME                     22,397                41,882                39,063
                                        ------------          ------------          ------------

LOSS FOR THE PERIOD                         (911,869)           (2,132,258)             (189,047)
                                        ============          ============          ============

BASIC LOSS PER SHARE                    $      (0.04)         $      (0.11)         $      (0.01)
                                        ============          ============          ============

WEIGHTED AVERAGE SHARES OUSTANDING        20,409,148            19,402,648            15,678,014
                                        ============          ============          ============

See accompanying notes

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                PERIOD FROM DATE OF
                                                       NINE MONTHS ENDED         INCORPORATION TO
                                                      SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                      ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

LOSS FOR THE PERIOD                                      $(2,132,258)             $  (189,047)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
  Depreciation                                                 8,770                      134
  Gain on sale of marketable securities                       (5,134)                      --
  Issuance of capital stock for services                     705,646                  120,000
CHANGES IN ASSETS AND LIABILITIES:
  Share subscription receivable                             (415,000)                      --
  Accounts receivable                                          6,857                       --
  Prepaid expenses                                          (274,000)                      --
  Deposits                                                   (27,213)                      --
  Accounts payable                                           107,796                  (34,639)
  Due from related parties                                  (195,568)                 (39,645)
                                                         -----------              -----------
NET CASH USED IN OPERATING ACTIVITIES                     (2,220,104)                (143,197)
                                                         -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                 37,124                       --
  Writedown of marketable securities                           5,910                       --
  Fixed assets                                               (44,114)                      --
  Cash acquired on acquisition of subsidiary                      --                    1,100
                                                         -----------              -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (1,080)                   1,100
                                                         -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock for cash                       1,710,250                  755,001
                                                         -----------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,710,250                  755,001
                                                         -----------              -----------

NET (DECREASE) INCREASE IN CASH                             (510,934)                 612,904

CASH, BEGINNING OF PERIOD                                    672,038                       --
                                                         -----------              -----------

CASH, ENDING OF PERIOD                                   $   161,104              $   612,904
                                                         ===========              ===========

See accompanying notes

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   Nine Month Period Ended September 30, 2000


1. UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions for Form 10 - QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. These financial statements should be read in conjunction with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999 contained in our registration statement on Form 10-SB.

2. BASIS OF PRESENTATION

BUSINESS COMBINATION

     On July 14, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the outstanding common stock of QuoteMedia.com, Inc., a Colorado corporation ("Old QMI") in exchange for 11,000,000 unregistered shares of the Company's common stock. As a result of this transaction, the former shareholders of Old QMI received shares representing an aggregate of 72% of the Company's outstanding common stock, resulting in a change in control of the Company. As a result of the merger, the Company was the surviving entity and Old QMI ceased to exist. In conjunction with the applicable Articles of Merger, the Company changed its name to "QuoteMedia.com, Inc." References to the "Company" or "QMI" refer to QuoteMedia.com, Inc. together, with the predecessor company, Old QMI.

     The acquisition of Old QMI has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Old QMI is considered the acquiring entity. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis, which was deemed approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock.

EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the nine-month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition, plus such additional shares issued by the Company subsequent to the business combination.

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   Nine Month Period Ended September 30, 2000


3. COMPARATIVE FIGURES

     The surviving entity for accounting purposes following the reverse acquisition described in Note 2 to the Financial Statements commenced operations on June 28, 1999. The results of operations therefore only contain comparative information for the three-month period ending September 30, 2000.

4. SUBSEQUENT EVENT

     On October 23, 2000, the Company entered into a settlement agreement with Skyline Records Inc. ("Skyline") whereby the company agreed to relinquish any claim to Skyline's record sales and cancel a $88,000 debt to the Company in exchange for the cancellation of 1,110,000 shares of the Company owned by Skyline and a company related to Skyline. The $3,000,000 receivable from Skyline was written off in 1999 due to the uncertainty of collection. As a result of this transaction, the company will recognize a gain of approximately $330,000 in the fourth quarter of 2000 related to recovery of amounts previously written off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. We disclaim any obligation to update forward-looking statements.

     All   references  to  "we",   "our",   "us",  or   "Quotemedia"   refer  to
Quotemedia.com,   Inc.,   and  it   predecessors,   operating   divisions,   and
subsidiaries.

     This report should be read in conjunction with our Form 10-SB/A filed with the Securities and Exchange Commission on February 23, 2000.

OVERVIEW

     We  develop  and  provide   proprietary   financial,   news,   sports,  and
entertainment software applications that are licensed to websites worldwide.

     Our Financial Application tools offer websites licensed solutions that allow them to present real time and delayed stock quotes and other financial information without the costly ant time consuming task of developing these complex applications/feeds internally. Our proprietary financial applications (which we refer to as private branded applications, Kool Tools(TM), and Corporate Tools(TM)) provide solutions to large-scale portals, smaller websites, and Fortune 500 companies.

     In the near future, we plan to launch suites of News, Sports, and Entertainment applications.

RESULTS OF OPERATIONS

GENERAL

     On July 14, 1999, our company acquired all of the outstanding common stock of Quotemedia.com, Inc., a Colorado corporation in a reverse acquisition in exchange for 11,000,000 shares of our common stock. As a result of this transaction, the shareholders of our predecessor company received shares of common stock representing an aggregate of 72% of our outstanding common stock, resulting in a change in control of our company. As a result of the merger, we became the surviving entity and the predecessor company ceased to exist. At this time, we changed our name to Quotemedia.com, Inc. Following the reverse acquisition, the surviving entity for accounting purposes commenced operations on June 28, 1999. Therefore, the results of operations only contain comparative information for the three-month period ending September 30, 2000. We were in the development phase during the comparative three-month period ending September 30, 1999. Accordingly, there are no comparative revenue figures during the period ended September 20, 1999 and the expenses in this period reflect a lower activity level.

REVENUES

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three months ended September 30, 2000 was $11,612. Revenue for the nine months ended September 30, 2000 was $25, 825.

WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three-month period ended September 30, 2000 were $182,398 compared with $22,500 for the three-month period ending September 30, 1999. The increase is due to the growth of the company in relation to the comparative period as the comparative period reports the first three months of operations from inception. Website content expenses for the nine-month period ended September 30, 2000 were $464,310.

PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three-month period ended September 30, 2000 were $51,485 compared with $28,354 for the three-month period ending September 30,1999. Professional fees for the nine-month period ended September 30, 2000 were $126,887.

RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of the company's software applications. Research and development expenses for the three-month period ended September 30, 2000 were $345,157 compared with $137,833 for the three-month period ended September 30, 1999. The increase is due to the growth of the company in relation to the comparative period as the comparative period reports the first three months of operations from inception. Research and development expenses for the nine-month period ended September 30, 2000 were $555,929.

BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three-month period ended September 30, 2000 were $123,031 compared to $10,774 for the three-month period ended September 30, 1999. The increase is due to the growth of the company in relation to the comparative period as the comparative period reports the first three months of operations from inception. Business development expenses for the nine-month period ended September 30, 2000 were $384,934.

OFFICE

     Office expenses consist primarily premises rent, computer equipment leases, computer maintenance and storage, salary expenses and recruiting expenses. Office expenses for the three-month period ended September 30, 2000 were $243,807 compared to $28,649 for the three-month period ended September 30, 1999. The increase is due to the growth of the company in relation to the comparative period as the comparative period reports the first three months of operations from inception. Office expenses for the nine-month period ended September 30, 2000 were $667,905.

INTEREST AND OTHER INCOME

     Interest and other income consist of interest earned on cash and money market investments and gains realized from the sale of marketable securities. Interest and other income for the three month period ended September 30, 2000 was $22,397 compared to $41,882 for the three-month period ended September 30, 1999. The decrease was due to gains realized on the sale of securities in the comparative period. Interest and other income for the nine-month period ended September 30, 2000 was $41,882.

LOSS FOR THE PERIOD

     As a result of the foregoing, we incurred a loss for the three months ended September 30, 2000 of $934,266 or approximately $(0.04) per share compared to a loss of $189,047 and ($0.01) per share for the three months ended September 30, 1999. We incurred a loss for the nine months ended September 30, 2000 of $2,132,258 or approximately $(0.11) per share.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash totaled $161,104 at September 30, 2000, as compared with $672,038 at December 31, 1999, a decrease of $510,934. Net cash of $1,069,876 was used in operations for the nine months ended September 30, 2000, primarily resulting from our net loss for the period. Net cash used by investing activities for the nine months ended September 30, 2000 was $183,448, resulting primarily from fixed asset purchases and advances made to related parties. Net cash provided by financing activities for the nine months ended September 30, 2000 was $1,710,250 resulting from the issuance of new capital stock.

     We cannot predict the timing and amount of future capital expenditures. However, we believe that the cash on hand will be sufficient to fund our current operations through the first quarter of 2001. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient available capital resources. Beyond that period, we may require additional financings, which may come from future equity or debt offerings that could result in further dilution to our stockholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     During September 2000, we issued to three accredited investors 2,075,000 shares of common stock at $0.20 per share, or an aggregate offering price of $415,000. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

     During September 2000, we issued 261,929 shares of common stock at $1.19 per share to four consultants in consideration for services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No. 27 - Financial Data Schedule

     (b) Reports on Form 8-K

          Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              QUOTEMEDIA.COM, INC.


                                              Dated: November 16, 2000


                                              By: /s/ R. Keith Guelpa
                                                 ---------------------------
                                                 R. Keith Guelpa, President