Form 10KSB
period 2000-12-31
QUOTEMEDIA COM INC
filed 2001-03-30
CIK 1101433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000

                         Commission file number 0-28599


                              QUOTEMEDIA.COM, INC.
              (Exact Name of Small Business Issuer in Its Charter)


             NEVADA                                     91-2008633
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 14500 NORTHSIGHT BOULEVARD, SUITE 312, SCOTTSDALE, ARIZONA 85260 (480) 905-7311
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)


   Securities registered pursuant to Section 12(b) of the Exchange Act: [NONE]


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $44,728.

As of March 16, 2001, there were outstanding 20,595,112 shares of the issuer's common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (10,182,778 shares) based on the closing price of the issuer's common stock as reported on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers on December 31, 2000, was $1,629,244. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None.

                              QUOTEMEDIA.COM, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS.......................................   1

     ITEM 2.  DESCRIPTION OF PROPERTY.......................................   9

     ITEM 3.  LEGAL PROCEEDINGS.............................................   9

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   9

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......  10

     ITEM 6.  PLAN OF OPERATION.............................................  11

     ITEM 7.  FINANCIAL STATEMENTS..........................................  13

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................  13

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS............  13

     ITEM 10. EXECUTIVE COMPENSATION........................................  14

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................  17

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  17

     ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K...........................................  18

SIGNATURES..................................................................  19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................  20

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. THE MANAGED
SERVICES AND COMMUNICATIONS INDUSTRY IN GENERAL AND THE MANAGED NETWORK SOLUTIONS INDUSTRY IN PARTICULAR ARE IN A STATE OF SIGNIFICANT CHANGE. THIS MAKES US SUSCEPTIBLE TO VARIOUS FACTORS THAT MAY AFFECT FUTURE RESULTS SUCH AS THE FOLLOWING: DEPENDENCE ON KEY CUSTOMERS; RISKS RELATED TO OUR TECHNOLOGY BECOMING OBSOLETE; NO ASSURANCE OF SUCCESSFUL INTEGRATION AND OPERATION OF ACQUIRED SERVICE PROVIDERS; GROWTH STRATEGY AND DIFFICULTY IN GENERATING GROWTH; REVENUE MIX; DEPENDENCE ON CERTAIN BUSINESS RELATIONSHIPS; RISKS RELATED TO INTANGIBLE ASSETS, HIGH UTILIZATION OF SERVICES BY CUSTOMERS UNDER FIXED RATE SERVICE ARRANGEMENTS; COMPETITIVE MARKET FORCES; FLUCTUATION IN QUARTERLY RESULTS; VOLATILITY OF STOCK PRICE; AND DEPENDENCE ON KEY PERSONNEL. IT IS IMPORTANT TO NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We are a leading Internet software developer and Application Service Provider, or ASP, specializing in the collection, aggregation, and delivery of both delayed and real-time financial data and complementary content via the Internet. We develop and license unique plug and play web-based software modules that deliver cost effective, visually appealing, and dynamic content to web sites of brokerage firms, financial institutions, and Fortune 500 companies.

     Our unique plug and play product capabilities provide a competitive advantage to Internet sites by offering a cost effective and simple alternative to the complex and expensive data feed model employed by most web sites today.

     The modules are lightweight, reliable, and easy to install, require fewer content updates and data feeds, and have fewer maintenance issues. They are highly customizable, allowing for seamless integration into a customer's web page. To add a module to a web site, a webmaster simply copies and pastes one line of our code to the desired web page.

     We have also developed unique and proprietary "Web to Desktop Convergence Technologies" that allow web sites and publishers to deliver content and corporate branding directly to a user's desktop outside of the web browser.

     Our products allow existing web portals and brokerage firms to offer investment information and services to their clients via the Internet. Investors can monitor investments through our customizable portfolio tracker, research investment opportunities, watch live video, and execute trades, all from within their browser. We believe that the business model of licensing turnkey, cost effective software solutions to our customers on a private label basis is unique and timely. The private label model allows our company to take advantage of existing brand recognition and loyalties already established between our customers and their clients.

     We maintain our executive offices at 14500 Northsight Boulevard, Suite 312, Scottsdale, Arizona 85260, and our telephone number is (480) 905-7311. All references to our business operations in this Report include the operations of QuoteMedia.com, Inc. and our operating divisions.

STRATEGY

     Our business strategy is to utilize a multi-level approach to generate revenues. The first of these strategies includes engaging in the on-line financial services market by focusing on private labeling our turnkey Internet products for a monthly licensing fee to established web portals, brokerage, and other financial services firms which currently do not offer or offer inadequate on-line financial information and trading tools to their clients. The second strategy involves offering free quote boxes to smaller volume sites, enabling them to offer their users free quotation services. Users accessing the free quote boxes will automatically by linked to our site and can avail themselves of the information offered. Both strategies are being implemented simultaneously. By using this model, we believe this will increase site usage significantly, accelerating our revenue base and growth as a company. However, no assurances can be provided that this will occur.

     We intend to offer financial content engines, which navigate the Internet, to on-line brokerages to offer their clients the ability to conduct investment research by providing an aggregation of comprehensive financial content, advisory content, discussion forums, and virtual communities complemented with an improved trading interface to their existing on-line brokerage. We believe this combination of content and transactional elements will offer their clients what we believe to be the first true one-stop, on-line trading experience.

     We have identified five potential target markets for our products, which include large web portals, brokerage firms, banks and financial institutions, cyber investors, and corporate advertisers. Initially, cyber investors will not be direct paying customers for our basic service, because they will not be charged to use our services. We still deem them extremely important to our business because cyber investors accessing our site generate quantifiable, site-specific Internet traffic and site-specific Internet traffic in turn generates advertising and revenue. In the future, we will charge cyber investors a monthly subscription fee for real-time streaming quotes and analytical tools.

     Public companies are expected to be direct paying customers for our products and services provided on our site. We will charge commercial advertisers and publishers for banner advertising and mutual links on our site. Financial institutions will have the opportunity to license our interface for their own private label Internet-based investment sites as well as have the opportunity to have our services to reside on their own corporate Intranets.

     Our goal is to generate revenue from the new Internet model of information syndication. Under the syndication model, information is customized to suit the needs of our customer's web sites without the usual high up-front cost of customization involved in packaged software or specific content feeds.

     We currently target worldwide web sites and offer our comprehensive suite of information software applications at a cost that we believe will be less than the cost these sites would otherwise incur. We believe that potential markets for our products include:

     *    brokerage firms, banks, and other financial institutions;

     *    large, established web portals;

     *    corporate intranets via Corporate Tools(TM);

     *    wireless portals; and

     * many smaller websites, which can expand content via Financial, News, Sports, or Entertainment Kool Tools(TM).

PRODUCTS

     We believe our software applications can provide cost effective content solutions to large-scale portals, smaller web sites, and Fortune 500 companies, allowing them to present dynamic, customizable, and interactive web-based content without the cost and time of internally developing the necessary applications and feeds. Our product lines include the following:

     *    Kool Tools(TM);

     *    Corporate Tool(TM); and

     *    Private Branded Applications.

KOOL TOOLS(TM)

     Kool Tools(TM) software applications are a suite of customizable Java applets and servlets that combine the depth of a variety of established databases with the flexibility and efficiency of the web to deliver financial, news, sports, and entertainment information. These information applications are typically licensed for various amounts per month.

     FINANCIAL

     We believe our financial applications can be seamlessly integrated onto an existing web site or into an existing business. We can add business information, trading, and other financial capabilities to a company's web site, which enables the web business to provide comprehensive financial content and retain their web visitors without linking them to another site.

     Through  turnkey  solutions,  users can monitor  investments  in real time, through customizable portfolio trackers; research investment opportunities; watch live video; view streaming financial data; and execute trades. For the web investor, our financial software applications provide a wide array of interactive tools, products, and services via the Internet.

     NEWS

     We offer approximately 500 news categories on the static news headlines and news wire components. Web pages receive news headlines/wires via simple-to-use Java Script inserts that allow web sites to display up to three different current news topics and/or relevant news wires each displaying the five most recent headlines. These customizable, lightweight components integrate seamlessly into any web site using the news wizard. Interactive headlines link to full text news stories.

     SPORTS

     We are developing and co-branding a series of Java-based applets that display real-time sports scores and headlines from baseball, football, hockey, basketball, and other sports. Users will be able to access the full story through a linked headline. Our sports ticker will also provide the most comprehensive up-to-date sports stories and information.

     ENTERTAINMENT

     We are developing a series of Java applets and scripts that display top box office movies, music charts, and books of the week. Each component is interactive, and users can hyperlink to full movie reviews, theater locations, and play times. Top music charts link users to the CDNOW.com CD review and users have the ability to sample songs from various albums. The top books' hyperlinks launch the Amazon.com book review section.

CORPORATE TOOLS(TM)

     We are developing a version of Kool Tools(TM) called Corporate Tools(TM) that are scheduled to launch in the first quarter of 2001 and will be offered on a licensed and user fee basis to corporate intranets and larger financial corporations. Corporate Tools(TM) are web applications that provide corporations with portfolio manager, stock watch, and other functional applications to provide extra value-added service to their customers or employees.

     QuoteStream(TM) is a revolutionary new Java applet that delivers delayed and real-time streaming stock quotes in a small web delivered micro-application. This comprehensive micro-application allows corporations to integrate the delivery of real-time, streaming financial data relevant to their customers' needs and support their current business model.

PRIVATE BRANDED APPLICATIONS

     We have a number of software applications that can be licensed to web sites that prefer not to convey our brand. Our private branded product lines are only offered in the financial and news areas. The applications vary in complexity from a complete financial portal to individual stock or news packages that other web sites use to present more dynamic and interactive content. We anticipate that these applications will account for a small percentage of our overall market focus.

EMPLOYEES

     We currently have seven full time employees, (1) Mr. R. Keith Guelpa, who is our Chief Executive Officer, President, and a director; (2) our chief internet architect; (3) our Chief Financial Officer; (4) a manager of investor relations; (5) a vice president of sales; (6) a chief computer programmer; and
(7) an executive assistant. In addition, we employ five part-time programmers on a project basis. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. In the event we are successful in implementing our business plan, we may retain additional employees in the next year to handle the anticipated growth. We anticipate that we would hire additional employees in the areas of administration, sales, marketing, and technology customer care.

COMPETITION

     We believe we have very little competition to our core market competency as a developer of proprietary B2B web-based software for the brokerage and financial institution market.

     There are over 13,000 brokerage firms, nearly 10,000 financial firms, and insurance institutions in America today and approximately four of those have a "streaming" product that is similar to our product. Our product is exclusively for the institution's VIP customers.

     Many financial information companies license information to web businesses and feed it to them through industry standard FTP feeds or links, a business model that syndicates content. We believe we offer a different product then these companies by our focus on the development of software for the delivery of information. We package information into flexible software applications to meet the specific needs of our clients. We have created application technology that we believe is unique in the marketplace in terms of features and functionality. Our products offer significant technological advantages through key features by

     * providing dynamic real-time information onto the desktop with no need to launch the web browser (Active Desktop Mode);

     * allowing for the complete customization by end users of content and appearance of content delivery (an exclusive feature of our company);

     * not requiring any bandwidth, software, or back-end infrastructure from clients' web sites to run our technology; and

     *    entering the market quickly through e-mail.

     We believe our software applications offer a rapidly integrated and updated financial information solution to web sites. Subscribers do not need to purchase, lease, or download any software. All of our financial software applications and our financial information content are available via the Internet for a monthly fee.

     We do not attempt to compete in the pure financial information marketplace as a raw information provider such as S&P, Reuters, and Comtex. Rather, we offer reliable, real-time financial and stock information delivered via our own proprietary software information applications or "tools." We believe this makes our products and services distinct from other products currently in the marketplace.

     Other companies provide stock quotes and related information. Hundreds of web sites offer stock quotes and charts on the Web today. The most popular and largest of these websites include MSN Investor, Quicken, CBS MarketWatch, The Street.com, and PC Quote. Many online brokerages also offer detailed market information to their clients, such as E*Trade, Charles Schwab, SureTrade, and many others.

     We believe that our business model offers strong market differentiation through our strategy of offering turnkey private labeled financial web solutions to large, well-established web portals and brokerages. This should allow us to take advantage of existing brand recognition and loyalties already established between our customers and their clients. We cannot, however, provide assurances that this will occur. See "Special Considerations" below.

                             SPECIAL CONSIDERATIONS

     YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION.

     As a result of our lack of revenues and accumulated deficit of $3,034,843 at December 31, 2000, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have generated minimal revenues or earnings from our current operations. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until our business plan, as described herein, is fully implemented. This may result in us continuing to incur a net operating loss until we are able to generate profits from operations, which is not expected to occur until the end of year 2001. We cannot, however, make any assurances that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results. If we do not begin generating profits, the price of our common stock will suffer and our shareholders may not be able to recover their initial investment.

WE WILL NEED ADDITIONAL CAPITAL WITH WHICH TO IMPLEMENT OUR BUSINESS PLAN AND THERE IS NO AGREEMENT WITH ANY THIRD PARTY TO PROVIDE SUCH CAPITAL.

     Based on current levels of operations and planned growth, we anticipate that we will need additional capital to implement our business plan. We are currently attempting to raise up to $2.5 million of equity financing in a private offering, which may result in significant dilution to our existing shareholders. If we are successful in raising the entire $2.5 million, we believe this amount will be sufficient to meet our needs for the immediate future. There can be no assurances, however, that we will be able to complete our current private offering. In addition, if we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing shareholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations, and financial condition.

OUR PROPOSED OPERATIONS ARE SPECULATIVE. WE HAVE NOT CONDUCTED ANY MARKET RESEARCH, NOR DO WE HAVE A MARKETING ORGANIZATION OTHER THAN OUR CURRENT MANAGEMENT.

     The success of our proposed plan of operation will depend largely on the acceptance of our business premise by the general public. We neither have conducted, nor have made available to the general public, results of market research indicating that market demand exists for our contemplated business plan. Moreover, we do not yet have a formal marketing organization. Even if demand is identified for our contemplated business plan, there is no assurance that our operations will successfully generate profits. Without the ability to generate profits, our shareholders may not be able to recover their investment.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY. WE ANTICIPATE CONTINUED LOSSES IN THE NEAR FUTURE AND OUR FUTURE RESULTS ARE UNCERTAIN.

     We have only a limited operating history upon which investors can evaluate our company and prospects. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we have begun to operate and whether there will be acceptance of our business model. We will incur costs as we continue to develop software applications, establish marketing and distribution relationships, acquire additional hardware and software, and enhance our existing administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations, and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from our business sales to achieve or maintain profitability on a quarterly or an annual basis in the future. We expect negative cash flow from operations to continue, at least for the foreseeable future, as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Further, there can be no assurances that we will successfully be able to sell our securities in order to obtain additional capital.

OUR BUSINESS PLAN IS DEPENDENT IN PART ON THE INTERNET AND THERE IS UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE.

     Use of the Internet by consumers is at an early stage of development and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. Our future success will depend on our ability to generate significant revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful retailing channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols, for example, the next generation Internet Protocol, to handle increased levels of Internet activity or due to increased governmental regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support the growth that may occur, our business, results of operations, and financial condition could be materially adversely affected.

     Our future success will be significantly dependent upon our ability to attract paying users to our web-site. There can be no assurance that we will be attractive to a sufficient number of users to generate significant revenues. There can also be no assurance that we will be able to anticipate, monitor, and successfully respond to rapidly changing consumer tastes and preferences so as to continually attract a sufficient number of users to our web-site. If we are unable to develop Internet content that allows us to attract, retain, and expand a loyal user base, our business, results of operations, and financial condition will be materially adversely affected.

THERE IS A RISK OF CHANGES IN TECHNOLOGY.

     Our success will also depend upon our ability to develop and provide new products and services. The delivery of our products and services on-line is, and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. Our future success will depend, in part, on our ability to effectively use leading technologies, continue our technological expertise, enhance our current services, develop services that meet changing customer requirements, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will respond to these changing technological conditions. If we do not, the price of our common stock will likely decrease.

WE ARE SUBJECT TO COMPETITION IN CERTAIN SERVICE AREAS.

     The market for Internet content providers is new, highly competitive, and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of web sites on the Internet competing for consumers' attention and spending has proliferated. With no substantial barriers to entry, we expect that competition will continue to intensify. Currently, there are hundreds of real-time data information, research, and trading services web sites on the Internet. With respect to competing for consumers' attention, in addition to intense competition from Internet content providers we also face competition from traditional brokerage institutions.

     We believe that the primary competitive factors in providing our services via the Internet are name recognition, content availability on an exclusive basis, the variety of value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success in this market will depend heavily upon our ability to provide high-quality content, cutting-edge technology, and value-added Internet services. We believe that our business model offers strong market differentiation through our strategy of offering turnkey private labeled financial software application solutions to large, well-established web portals and brokerages for a monthly fee. This should allow us to take advantage of existing brand recognition and loyalties already established between our customers and their clients. There can be no assurances, however, that this will occur. If it does not occur, the value of our common stock will likely decrease.

     Our industry is highly competitive. Many of our current and potential competitors in the Internet and financial industry have longer operating histories, significantly greater financial, technical, and marketing resources, greater name recognition, and larger existing customer bases. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their services. There can be no assurance that we will be able to compete successfully against current or future competitors. Failure to adequately compete will have a negative impact on our value.

     In addition, the market in which we compete is characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness of and are superior to our products and services. Our future success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products, services, and enhancements to our existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. We cannot provide any assurance that we will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully, provide new products and services, that will be responsive to technological changes or that new products and services will gain market acceptance, or respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially adversely affected if we were to be unsuccessful, or to incur significant delays, in developing and introducing new products, services, or enhancements.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including, but not limited to, the following:

     *    the level of use of the Internet;

     *    number of licenses sold;

     *    Internet advertising;

     *    seasonal   trends  in  Internet  use,   purchases,   and   advertising
          placements;

     *    the level of traffic on our Internet sites;

     * the amount and timing of capital expenditures and other costs relating to the expansion of our Internet operations;

     * the introduction of new software applications or services by us or our competitors;

     *    price competition or pricing changes in the industry;

     *    technical difficulties or system downtime;

     *    general economic conditions; and

     *    economic conditions specific to the Internet and Internet media.

     Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or our shareholders' expectations in some future quarter.

WE ARE DEPENDENT ON KEY PERSONNEL AND EXPECT TO HIRE ADDITIONAL PERSONNEL.

     Our performance is substantially dependent on the services of R. Keith Guelpa, our Chief Executive Officer and President. The loss of Mr. Guelpa, or other key employees, could have a material adverse affect on our business, which will have a negative impact on the value of our company.

     Our future success will also depend in large part upon our ability to attract and retain highly skilled management, technical engineers, sales and marketing personnel, and finance and technical personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers and sales personnel, could have a material adverse affect on our business, results of operations, and financial condition.

WE  ARE  DEPENDENT  ON  THIRD  PARTIES  FOR  INTERNET   OPERATIONS  AND  PRODUCT
DELIVERIES.

     Our ability to license financial software applications for use on other Internet sites and the willingness of the owners of such sites to direct users to our Internet site through hypertext links is critical to the success of our Internet operations. We rely on the cooperation of owners of copyrighted materials and Internet search services and on our relationships with third party vendors of Internet development tools and technologies. There can be no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our business, results of operations, and financial condition will be materially adversely affected, which will have a negative impact on our value.

WE MAY NEED TO SPEND SIGNIFICANT AMOUNTS OF MONEY TO PROTECT AGAINST SECURITY BREACHES.

     A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Were these risks to occur, our business, results of operations, and financial condition could be materially adversely affected.

WE MAY BECOME SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS IN THE FUTURE THAT COULD NEGATIVELY INFLUENCE OUR PROPOSED BUSINESS.

     We are not currently subject to direct federal, state, or local laws or regulations applicable to access to, or commerce on, the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other on-line services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services, increase the cost of doing business, or in some other manner have a material adverse effect on our business, results of operations, and financial condition. In addition, applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy to the Internet is uncertain. The vast majority of such laws were adopted before the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. We do not believe that such regulations, which were adopted before the advent of the Internet, govern the operations of our business nor have any claims been filed by any state implying that we are subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon us in the future or that such imposition will not have a material adverse effect on our business, results of operations, and financial condition.

     Several states have also proposed legislation that would limit the uses of personal user information gathered on-line or require on-line services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one on-line service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could create uncertainty in the marketplace that could reduce the demand for our products and services, increase our costs of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations, and financial condition. In addition, because our products and services are accessible worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. We are qualified to do business in Nevada and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

THE SUCCESS OF OUR ANTICIPATED FUTURE GROWTH IS DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY MANAGE THE GROWTH OF OUR PROPOSED OPERATIONS.

     We expect to experience significant growth in our number of employees and scope of operations. Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial and management controls, reporting, order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees will result in increased responsibility for both existing and new management personnel. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management and to recruit, train, and manage our employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures. Any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

     Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations, and financial condition will be adversely affected.

PENNY STOCK RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

     Our common stock in the past has been, and from time to time in the future may be, subject to the "penny stock" rules as promulgated under the Securities Exchange Act of 1934. In the event that no exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide each customer with

     *    a risk disclosure document;

     *    disclosure of market quotations, if any;

     *    disclosure  of  the   compensation  of  the   broker-dealer   and  its
          salesperson in the transaction; and

     * monthly account statements showing the market values of our securities held in the customer's accounts.

The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

INVESTORS SHOULD NOT EXPECT TO RECEIVE A DIVIDEND IN THE FUTURE.

     We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply earnings to the expansion and development of our business.

ITEM 2. DESCRIPTION OF PROPERTY.

     We lease approximately 4,000 square feet of executive office space in Scottsdale, Arizona. The initial term of this lease expires in May 2003, with a three-year renewal option.

     We also sublease approximately 400 square feet of office space in Vancouver, British Columbia, Canada. This sublease is on a month-to-month basis.

     We believe that our current leased space is sufficient to meet our needs for the foreseeable future. We have no other properties and have no agreements to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "QMCI." The following table sets forth the high and low sales prices for our common stock for the calendar quarters indicated.

                                                                 High      Low
                                                                ------    ------
YEAR ENDED DECEMBER 31, 1999:
  First Quarter...............................................  $ 3.06    $ 0.50
  Second Quarter..............................................    1.50      0.50
  Third Quarter...............................................    2.63      0.59
  Fourth Quarter..............................................    4.72      0.72

YEAR ENDED DECEMBER 31, 2000:
  First Quarter...............................................  $ 4.25    $ 1.37
  Second Quarter..............................................    4.03      1.75
  Third Quarter...............................................    1.93      0.77
  Fourth Quarter..............................................    0.70      0.11

YEAR ENDED DECEMBER 31, 2000:
  First Quarter (as of March 16, 2001)........................  $ 0.69    $ 0.11

     As of March 16, 2001, there were approximately 266 holders of record of our common stock. As of March 16, 2001, the closing price for our common stock was $0.16.

DIVIDENDS

     For the foreseeable future, we intend to retain any future earnings to finance our operations and do not anticipate paying cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of our common stock will be entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

     During November 2000, we issued 30,000 shares of common stock at a price of $0.22 per share, or an aggregate offering price of $6,600, to a consultant as partial consideration for services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During December 2000, we issued 250,000 shares of common stock at a price of $0.16 per share, or an aggregate offering price of $40,000, to a consultant in consideration for services rendered to our company. We also issued 500,000 shares of restricted common stock at a price of $0.31 per share, or an aggregate offering price of $153,503, in consideration for web content provided to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During February 2001, we issued 37,500 shares of restricted common stock as a price of $0.40 per share, or an aggregate offering price of $15,000, to a consultant in consideration for services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. PLAN OF OPERATION

     Our plan of operation over the next 12 months will focus primarily on the market introduction of our streaming, real-time financial software applications. In addition, we will focus on completing other financial software applications in the development stage and bringing those products to market. We also plan to develop strategic alliances for wireless applications of our financial software applications. These activities may give rise to additional products that may be commercialized by our company. There can be no assurance, however, that our efforts will result in marketable products or products that can be produced at commercially acceptable costs.

     We will require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

     Our future performance will be subject to a number of business factors, including those beyond our control, such as economic downturns and evolving industry needs and preferences as well as the level of competition and our ability to successfully market our products and technology. There can be no assurance that we will be able to successfully implement a marketing strategy, generate significant revenues, or achieve profitable operations. In addition, because our company has had only limited operations to date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

RESULTS OF OPERATIONS

GENERAL

     On July 14, 1999, our company acquired all of the outstanding common stock of Quotemedia.com, Inc., a Colorado corporation, in exchange for 11,000,000 shares of our common stock. As a result of this transaction, the shareholders of our predecessor company received shares of common stock representing an aggregate of 72% of our outstanding common stock, resulting in a change in control of our company. As a result of the merger, we became the surviving entity and the predecessor company ceased to exist. At this time, we changed our name to Quotemedia.com, Inc. Following the acquisition, the surviving entity for accounting purposes commenced operations on June 28, 1999. Therefore, the results of operations only contain comparative information for the period from June 28, 1999 to December 31, 1999. We were in the development phase during the comparative period and, accordingly, there are no comparative revenue figures and the expenses in this period reflect a lower activity level.

REVENUE

     Revenue consists of licensing fees from our software applications and fees generated from sponsorship advertisements. Revenue for the year ended December 31, 2000, was $44,728.

WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the year ended December 31, 2000, were $649,393 compared with $121,013 for the period ended December 31, 1999. The increase is due to the growth of our company in relation to the comparative period, as the comparative period reports the first six months of operations from inception.

PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the year ended December 31, 2000 were $161,601 compared with $77,717 for the period ending December 31, 1999. The increase is due to the growth of our company in relation to the comparative period, as the comparative period reports the first six months of operations from inception.

RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated
with  the  design,   programming,   and  testing  of  the   company's   software
applications. Research and development expenses for the year ended

December 31, 2000, were $372,622 compared with $31,331 for the period ended December 31, 1999. The increase is due to the growth of our company in relation to the comparative period, as the comparative period reports the first six months of operations from inception.

BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the year ended December 31, 2000 were $389,722 compared to $183,513 for the period ended December 31, 1999. The increase is due to the growth of our company in relation to the comparative period, as the comparative period reports the first six months of operations from inception.

OFFICE

     Office expenses consist primarily of premises rent, computer equipment leases, computer maintenance and storage, and salary and recruiting expenses. Office expenses for the year ended December 31, 2000, were $889,763 compared to $61,177 for the year ended December 31, 1999. The increase is due to the growth of our company in relation to the comparative period, as the comparative period reports the first six months of operations from inception.

INTEREST AND OTHER INCOME

     Interest and other income consist of interest earned on cash and money market investments and gains realized from the sale of marketable securities. Interest and other income for the year ended December 31, 2000, was $40,664 compared to $9,149 for the year ended December 31, 1999. The increase was due to interest earned on cash and money market investments in the current period.

GAIN ON RELINQUISHMENT OF RIGHTS

     We relinquished its claim to future sales of Skyline Records, Inc. in exchange for the cancellation of 1,100,000 shares of the company owned by Skyline and a company related to Skyline. As a result of this transaction, we recognized a gain of $318,895. See Note 6(a) to the Financial Statements.

LOSS FOR THE PERIOD

     As a result of the foregoing, we incurred a loss for the year ended December 31, 2000, of $2,058,814, or approximately $(0.11) per share, compared to a loss of $465,602, $(0.03) per share, for the period ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash totaled $158,339 at December 31, 2000, compared $672,038 at December 31, 1999, a decrease of $513,699. Net cash of $2,186,750 was used in operations for the year ended December 31, 2000, primarily resulting from our net loss for the period. Net cash used by investing activities for the year ended December 31, 2000, was $12,801, resulting primarily from proceeds from the sale of marketable securities, offset by the purchase of fixed assets. Net cash provided by financing activities for the year ended December 31, 2000, was $1,660,250, resulting from the issuance of new capital stock.

     We cannot predict the timing and amount of future capital expenditures. We believe, however, that cash on hand will be sufficient to fund our current operations into the second quarter of 2001. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient available capital resources. We will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business.

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to the Consolidated Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes, and Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS.

     The following table sets forth certain information regarding our directors and executive officers:

        NAME             AGE                  POSITION
        ----             ---                  --------

R. Keith Guelpa.......   54    Chief Executive Officer, President, and Director
Ian D. Lambert........   55    Director
Robert J. Thompson....   58    Chairman of the Board
Keith J. Randall......   34    Treasurer, Chief Financial Officer, and Secretary

     Our listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. Vacancies in our existing Board of Directors are filled by majority vote of the remaining directors. Our officers serve at the will of our Board of Directors. There is no family relationship between any executive officer and director.

     R. KEITH GUELPA has served as our President, Chief Executive Officer, and a director since July 1999. From March 1999 until June 1999, Mr. Guelpa served as President of R.K. Guelpa & Associates, a private consulting company. From January 1998 until February 1999, Mr. Guelpa was Chairman and Chief Executive Officer of Mailbank.com, Inc., Vancouver, Canada, a privately held Canadian Internet based corporation which owned the largest registration of top level Domain names in the world. From November 1995 until December 1997, Mr. Guelpa served as President/CDO of C.M. Oliver Inc., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. Mr. Guelpa received a Bachelor of Commerce degree from the University of British Columbia in 1970. He devotes substantially all of his business time to our affairs.

     IAN D. LAMBERT has served as a director since July 1999. Mr. Lambert served as our President and a director from May 1994 until July 1999. In July 1999, he resigned his position as President and was appointed as Secretary. Mr. Lambert resigned his position as Secretary in July 2000. In addition to his positions with us, Mr. Lambert has been President and a Director of Canasia Data
Corporation, Vancouver, Canada, a privately held management services and consulting company, since 1983. Mr. Lambert is also a director of Tasty Fries, Inc., a publicly held Delaware corporation engaged in development, manufacturing, and marketing of a French fry vending machine, and Litewave Corp., a publicly held Nevada corporation engaged in the installation and operation of voice-over Internet protocol telecom networks. Mr. Lambert received a Bachelor of Commerce degree in quantitative analysis and computer science from the University of Saskatchewan in 1970. He devotes approximately 5% of his time to our business.

     ROBERT J. THOMPSON has served as our Chairman of the Board since February 2000. Since May 1996, Mr. Thompson has served as the President of Bimsi Marketing Services, Inc., Vancouver, Canada, a privately held company that manages the worldwide marketing activities for Birkman International, Inc., Houston, Texas, which is one of the world's leading companies in employment behavior assessment companies utilized by Fortune 500 companies. From October 1994 until May 1996, he served as President of The Robert Thompson Partnership, Certified Management Consultants Inc., a division of which was the predecessor firm of Bimsi Marketing Services.

For over 30 years, Mr. Thompson practiced as a professional management consultant and was a partner of KPMG Management Consultants, Woods Gordon/Clarkson Gordon, and Ernst & Whitney. He devotes approximately 20% of his time to our business.

     KEITH J. RANDALL has served as our Vice President, Treasurer, and Chief Financial Officer since September 1999 and Secretary since July 2000. From August 1998 until August 1999, Mr. Randall served as controller of C.M. Oliver & company Ltd., a publicly held Canadian corporation offering brokerage/financial planning, and investment banking services. Mr. Randall served as Vice President and Chief Financial Officer of C.M. Oliver from August 1999 until March 2000. From April 1998 until August 1998, Mr. Randall served as a consultant with KPMG, Inc., an accounting firm. From December 1997 until April 1998, Mr. Randall served as the Chief Financial Officer for Vantage Securities Inc., a Canadian brokerage firm. From November 1995 until December 1997, Mr. Randall served as an exchange examiner for the Vancouver Stock Exchange. From September 1991 until November 1995, Mr. Randall was employed as a chartered accountant with KPMG, Inc. Mr. Randall is a licensed chartered accountant in Canada. He received a Bachelor of Commerce degree with Honors from Queen's University in May 1991. He devotes substantially all of his business time to our business.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2000, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 1999, and 2000 earned by our chief executive officer. No other executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2000. We consider Messrs. Guelpa and Randall to be our executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                                                       SECURITIES
        NAME AND                                                    OTHER ANNUAL       UNDERLYING      ALL OTHER
   PRINCIPAL POSITION           YEAR     SALARY($)     BONUS($)   COMPENSATION($)(2)   OPTIONS (#)   COMPENSATION($)
   ------------------           ----     ---------     --------   ------------------   -----------   ---------------
R. Keith Guelpa..............   2000     $175,000        --              --              350,000           --
 Chief Executive Officer,       1999     $ 43,414        --              --                   --           --
 President, and Director (1)

----------
(1)  Mr. Guelpa became our Chief Executive Officer in July 1999.
(2) The officer listed also received certain perquisites, the value of which did not exceed 10% of his salary during fiscal 1999 and 2000.

OPTIONS GRANTS

     The following table provides information on stock options granted to our chief executive officer during the fiscal year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                               NUMBER OF           % OF TOTAL OPTIONS
                        SECURITIES UNDERLYING     GRANTED TO EMPLOYEES    EXERCISE    EXPIRATION
     NAME                 OPTIONS GRANTED(#)         IN FISCAL YEAR         PRICE        DATE
     ----                 ------------------         --------------         -----        ----
R. Keith Guelpa........        200,000                    12%               $ 0.50     11/14/05
R. Keith Guelpa........        150,000                     9%               $ 0.24     11/14/05

YEAR END OPTION VALUES

     The following table provides information respecting the options held by our Chief Executive Officer as of December 31, 2000. He did not exercise options during fiscal 2000.

                      OPTIONS HELD AS OF DECEMBER 31, 2000

                                            NUMBER OF SECURITIES
                                           UNDERLYING UNEXERCISED
                                        OPTIONS AT FISCAL YEAR-END(1)
                                       ------------------------------
        NAME                           EXERCISABLE      UNEXERCISABLE
        ----                           -----------      -------------

R. Keith Guelpa.....................     350,000             --

----------
(1) None of the unexercised options listed had any value at fiscal year-end because the exercise price of all of the options held by the listed officers was greater than $0.11, which was the closing sales price of our common stock as quoted on the OTCBB on December 31, 2000.

1999 STOCK OPTION PLAN

     During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock was initially reserved for issuance under the plan. During September 1999, this number was increased to 2,500,000. As of March 16, 2001, no shares of our common stock had been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 2,250,000 shares of our common stock under the plan.

     The plan is administered by our board of directors or a committee appointed by our board. Our board or the committee has the authority to grant options, determine the purchase price of shares of our common stock covered by each option, determine the persons who are eligible under the plan, interpret the plan, determine the terms and provisions of an option agreement, and make all other determinations deemed necessary for the administration of the plan. Options may be granted to any director, officer, key employee, or any advisory board member of our company. Incentive stock options may not be granted to a director, consultant, or advisory board member that is not an employee of our company.

     The price of any incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The price of any incentive stock options granted to a person who owns more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant. The option price for non-incentive stock options may not be less than 50% of the fair market value of our common stock on the date of grant. Options may be granted for terms of up to but not exceeding ten years from the date of grant, however, in the case of an incentive stock option granted to an individual who beneficially owns 10% more of the stock of our company, the exercise period shall not exceed five years from the date of grant. Our board of directors may accelerate the exerciseability of any outstanding options at any time for any reason.

     In the event of any change in the number of shares of our common stock, the number of shares of common stock covered by outstanding options and the price per share of such options will be adjusted accordingly to reflect any such changes. Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which is it the surviving entity. In the event that we are not the surviving entity, each option shall terminate provided that each holder will have the right to exercise during a ten period ending on the fifth day prior to such corporate transaction. In the event of a change of control, our board or the committee may terminate each option, provided that each holder receive the amount of cash equal to the difference between the exercise price of the each option and the fair market value of each share of stock subject to such option.

     Our board may suspend, terminate, modify, or amend the plan provided that, in certain instances, the holders of a majority of our common stock issued and outstanding approve the amendment.

RECENT GRANTS OF STOCK OPTIONS

     From the period January 1, 2001 to March 16, 2001 the company granted options to acquire 350,000 shares of our common stock at exercise prices ranging from $0.26 to $0.29 and an expiration date of February 27, 2006. The Company also canceled and reissued 950,000 options to acquire shares of our common stock. The canceled stock options had an exercise price of $0.50 and the reissued stock options had exercise prices ranging from $0.26 to $0.29.

     These options include 200,000 options issued to Keith Guelpa at an exercise price of $0.29; 350,000 options issued to Robert Thompson at an exercise price of $0.26; 200,000 options issued to Ian Lambert at an exercise price of $0.26; and 150,000 options issued to Keith Randall at an exercise price of $0.26.

EMPLOYMENT AGREEMENT

     We have a five-year employment agreement with Mr. Guelpa, our Chief Executive Officer, terminating in July 2004. For the fiscal year beginning on January 1, 2000, the employment agreement provided for a base salary of $175,000 per year. The agreement provides for incentive based compensation based upon the performance of our company and Mr. Guelpa as determined by our board of directors. The agreement also contains provisions granting options to purchase shares of our common stock. In the event of termination, we may be required to make a severance payment to Mr. Guelpa. The amount of the payment depends upon
(1) the event causing the termination, and (2) the timing of the termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 16, 2001 for (i) all directors, our Chief Executive Officer, and the other executive officer; (ii) all directors and officers as a group; and (iii) each person known by us to beneficially own more than 5% of our common stock.

                                                       SHARES
                                                    BENEFICIALLY
NAME OF BENEFICIAL OWNER                            OWNED (1)(2)     PERCENT (2)
------------------------                            ------------     -----------

DIRECTORS AND EXECUTIVE OFFICERS:
R. Keith Guelpa ...............................     5,079,667(3)        22.9%
Ian D. Lambert ................................       350,000(4)         1.7%
Robert Thompson ...............................       300,000(6)         1.4%

All executive officers and directors
 as a group (4 persons) .......................     5,817,167           25.5%

5% OR GREATER STOCKHOLDER:
Duane Nelson ..................................     3,553,000(7)        16.9%

----------
*    Less than 1%.
(1) Unless otherwise indicated, all persons listed have sole voting and investment power, subject to applicable community property law, over their shares unless otherwise indicated, and can be reached at 14500 Northsight Boulevard, Suite 312, Scottsdale, Arizona, 85260.
(2) The percentages shown are calculated based upon 20,595,112 shares of common stock outstanding on March 16, 2001. The numbers and percentages shown include the shares of common stock actually owned as of March 16, 2001, and the shares of common stock that the person or group had the right to acquire within 60 days of March 16, 2001. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 16, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes 3,360,000 shares of our common stock held in the name of Keeva Trust, which is the trustee for a trust to which Mr. Guelpa's wife and children are beneficiaries, as well as 92,167 shares of our common stock owned in the name of Mr. Guelpa's wife. Mr. Guelpa disclaims any and all beneficial ownership of such shares. Also includes 1,600,000 shares of common stock issuable upon exercise of stock options and warrants.
(4) Includes 200,000 shares of common stock issuable upon exercise of stock options.
(5) Includes 87,500 shares of common stock issuable upon exercise of stock options.
(6) Represents 300,000 shares of common stock issuable upon exercise of stock options.
(7) Includes 400,000 shares of common stock issuable upon exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The company held a claim on future record sales of Skyline Records, Inc. ("Skyline"), a 10% shareholder of the Company. The value of this right was written off in 1999 due to the uncertainty of realizing any benefit from this right. On October 23, 2000, the company entered into a settlement agreement with Skyline whereby the company agreed to relinquish any claim to Skyline's record sales and cancel a $99,105 debt to the company in exchange for the cancellation of 1,100,000 shares of the company owned by Skyline and a company related to Skyline. As a result of this transaction, the company recognized a gain of $318,895 during the year, and Skyline no longer owns 10% of the company and is therefore no longer a related party or an affiliate.

     In May 2000, we re-located our corporate offices to Scottsdale, Arizona. Our company loaned Mr. Keith Guelpa, our Chief Executive Officer, $80,000 to provide relocation assistance. The loan bears interest at the rate of prime plus 0.5%. Repayment terms are at the discretion of our board of directors.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

        EXHIBIT
        NUMBER                       DESCRIPTION OF EXHIBIT
        ------                       ----------------------

        3.1 Articles of Merger Between Physician Cybernetic System, Inc. and Genetic Futures, Inc. (1)

        3.3  Amended and Restated Articles of Incorporation (1)

        3.4  Certificate of Amendment to Articles of Incorporation (1)

        3.5  Certificate of Amendment to Articles of Incorporation (1)

        3.6  Certificate of Amendment to Articles of Incorporation (1)

        3.7  Certificate of Amendment to Articles of Incorporation (1)

        3.8 Articles of Merger Between Skyline Entertainment, Inc. and Quotemedia.com, Inc. (1)

        3.9  Bylaws (1)

        4.1 Form of Pooling Agreement executed by certain of the Company's shareholders (1)

       10.1 Agreement and Plan of Reorganization between the Company and Quotemedia.com, Inc., a Colorado corporation (1)

       10.2  Employment Agreement between the Registrant and R. Keith Guelpa (1)

       10.3  Employment Agreement between the Registrant and Keith Randall (1)

       10.4  Employment Agreement between the Registrant and Duane Nelson (1)

       10.5  Filtered Souls Entertainment 1999 Stock Option Plan

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.

     (b) REPORTS ON FORM 8-K.

         Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 16, 2001                   QUOTEMEDIA.COM, INC.


                                       By: /s/ R. Keith Guelpa
                                           -------------------------------------
                                           R. Keith Guelpa
                                           President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert J. Thompson      Chairman of the Board                 March 16, 2001
-------------------------
Robert J. Thompson


/s/ R. Keith Guelpa         President, Chief Executive            March 16, 2001
-------------------------   Officer, and Director
R. Keith Guelpa


/s/ Keith J. Randall        Vice President, Treasurer,            March 16, 2001
-------------------------   Secretary, and Chief Financial
Keith J. Randall            Officer (Principal Financial and
                            Accounting Officer)


/s/ Ian D. Lambert          Director                              March 16, 2001
-------------------------
Ian D. Lambert

                                    PART F/S
                              QUOTEMEDIA.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report                                          F-1

Balance Sheet                                                         F-2

Statement of Operations                                               F-3

Statement of Cash Flows                                               F-4

Statement of Stockholders' Equity                                     F-5

Notes to Financial Statements                                         F-6 - F-12

                               DUNCAN BUDGE, C.A.
                              CHARTERED ACCOUNTANT
                          STE. #200 - 120 LONSDALE AVE.
                          NORTH VANCOUVER, B.C. V7M 2E8
                            TELEPHONE: (604) 990-6680
                            FACSIMILE: (604) 990-8013

                          INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
QUOTEMEDIA.COM, INC.


I have audited the balance sheets of QUOTEMEDIA.COM, INC. as at December 31, 2000 and 1999 and the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from date of incorporation, June 28, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with United States generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from the date of incorporation, June 28, 1999 to December 31, 1999, in accordance with generally United States accepted accounting principles applied on a consistent basis.

The accompanying financial statements have been prepared assuming that QUOTEMEDIA.COM, INC. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenue to date. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                       /s/ DUNCAN BUDGE, C.A.
March 23, 2001                              CHARTERED ACCOUNTANT

                              QUOTEMEDIA.COM, INC.
                                  BALANCE SHEET
                        AS AT DECEMBER 31, 2000 AND 1999

                                                                    DECEMBER 31, 2000     DECEMBER 31, 1999
                                                                    -----------------     -----------------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                            $   158,339            $   672,038
  Marketable securities (Note 4)                                            41,420                102,500
  Accounts receivable                                                        3,443                 23,931
  Deposits                                                                  30,538                     --
                                                                       -----------            -----------
     Total current assets                                                  233,740                798,469

  Fixed assets, net (Note 5)                                                47,518                 14,206

  Due from related parties (Note 6 (b))                                     96,863                     --
                                                                       -----------            -----------
                                                                       $   378,121            $   812,675
                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $   189,146            $   130,240
  Deferred revenue                                                           2,055                     --
  Due to related parties                                                        --                 13,200
                                                                       -----------            -----------
                                                                           191,201                143,440
                                                                       -----------            -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares
   authorized, 20,577,612 shares issued and outstanding (Note 7)            20,558                 17,228
  Additional paid-in capital                                             2,943,705              1,370,536
  Accumulated deficit                                                   (2,777,343)              (718,529)
                                                                       -----------            -----------
                                                                           186,920                669,235
                                                                       -----------            -----------
                                                                       $   378,121            $   812,675
                                                                       ===========            ===========

"Commitments" (Note 9)

"Contingencies" (Note 10)

"Subsequent Events" (Note 11)

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                             STATEMENT OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 2000 AND
             PERIOD FROM DATE OF INCORPORATION TO DECEMBER 31, 1999

                                                                          PERIOD FROM DATE OF
                                                        YEAR ENDED         INCORPORATION TO
                                                    DECEMBER 31, 2000      DECEMBER 31, 1999
                                                    -----------------      -----------------
OPERATING REVENUE

  Licensing fees                                      $     24,529           $         --
  Advertising                                               20,199                     --
                                                      ------------           ------------
                                                            44,728                     --

OPERATING EXPENSES
  Business development (marketing)                         389,722                183,513
  Office                                                   889,763                 61,177
  Professional fees                                        161,601                 77,717
  Research and development                                 372,622                 31,331
  Website content                                          649,393                121,013
                                                      ------------           ------------
                                                         2,463,101                474,751
                                                      ------------           ------------

  OPERATING LOSS                                        (2,418,373)              (474,751)

  OTHER INCOME
   Interest and other income                                40,664                  9,149
   Gain on relinquishment of rights (Note 6 (a))           318,895                     --
                                                      ------------           ------------
                                                           359,559                  9,149
                                                      ============           ============

Loss for period                                       $ (2,058,814)          $   (465,602)
                                                      ============           ============
EARNINGS PER SHARE
  Basic loss per share                                $      (0.11)          $      (0.03)
                                                      ============           ============

  Diluted                                             $      (0.10)          $      (0.03)
                                                      ============           ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                 19,428,480             16,159,071
                                                      ============           ============

  Diluted                                               19,804,742             16,275,897
                                                      ============           ============

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                             STATEMENT OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 2000 AND
             PERIOD FROM DATE OF INCORPORATION TO DECEMBER 31, 1999

                                                                             PERIOD FROM DATE OF
                                                           YEAR ENDED         INCORPORATION TO
                                                       DECEMBER 31, 2000      DECEMBER 31, 1999
                                                       -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

LOSS FOR PERIOD                                           $(2,058,814)           $  (465,602)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES
  Depreciation                                                 11,851                    750
  Loss on sale of marketable securities                         3,116                     --
  Gain on relinquishment of rights                           (318,895)                    --
  Issuance of capital stock for services                      334,249                132,500

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                          20,488                (21,625)
  Deposits                                                    (30,538)                    --
  Accounts payable                                             58,906                 67,146
  Deferred revenue                                              2,055                     --
  Due from related parties                                   (209,168)              (184,875)
                                                          -----------            -----------
NET CASH USED IN OPERATING ACTIVITIES                      (2,186,750)              (471,706)
                                                          -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of marketable securities                  57,964                     --
  Fixed assets                                                (45,163)               (12,857)

  Cash acquired on acquisition of subsidiary                       --                  1,100
                                                          -----------            -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            12,801                (11,757)
                                                          -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of capital stock for cash                        1,660,250              1,155,501
                                                          -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,660,250              1,155,501
                                                          -----------            -----------

NET (DECREASE) INCREASE IN CASH                              (513,699)               672,038

CASH, BEGINNING OF PERIOD                                     672,038                     --
                                                          -----------            -----------

CASH, END OF PERIOD                                       $   158,339            $   672,038
                                                          ===========            ===========

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 2000 AND
             PERIOD FROM DATE OF INCORPORATION TO DECEMBER 31, 1999

                                                               CAPITAL STOCK
                                                         ------------------------      ADDITIONAL
                                                           COMMON                       PAID-IN
                                                           SHARES         AMOUNT        CAPITAL         DEFICIT
                                                         -----------     --------     -----------     -----------
BALANCE, JUNE 28, 1999                                     4,393,710     $  4,394     $ 6,317,427     $(6,563,748)

Elimination of deficit and share capital of
 Quotemedia.com, Inc., as at date of acquisition                  --       (3,294)     (6,317,427)      6,563,748

Write off of excess cost of acquisition
  of Quotemedia.com, Inc.                                         --           --              --        (252,927)
                                                         -----------     --------     -----------     -----------
                                                           4,393,710        1,100              --        (252,927)

Shares issued - acquisition of Quotemedia.com, Inc.       11,000,000       11,000              --              --

    Shares issued - for cash                               1,540,669        1,540       1,153,961              --

    Shares issued - for debt                                 176,667          177         132,323              --

    Shares issued - settlement of debt                       116,638          117          87,546              --

    Transfer to par value                                         --        3,294          (3,294)             --

    Loss for period                                               --           --              --        (465,602)
                                                         -----------     --------     -----------     -----------
BALANCE, DECEMBER 31, 1999                                17,227,684       17,228       1,370,536        (718,529)
                                                         ===========     ========     ===========     ===========

    Shares issued - for cash                               3,551,999        3,552       1,656,698              --

    Shares issued - for services                             877,929          878         333,371              --

    Shares cancelled (Note 6 (a))                         (1,100,000)      (1,100)       (416,900)             --

    Loss for period                                               --           --              --      (2,058,814)
                                                         -----------     --------     -----------     -----------
BALANCE, DECEMBER 31, 2000                                20,577,612     $ 20,558     $ 2,943,705     $(2,777,343)
                                                         ===========     ========     ===========     ===========

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company ("QuoteMedia") was incorporated June 28, 1999 under the laws of the State of Colorado. On July 14, 1999, Skyline Entertainment, Inc., ("Skyline") issued 11,000,000 common shares to acquire 100% of the issued and outstanding shares of QuoteMedia. This issuance represented approximately 72% of the issued and outstanding shares of Skyline. As a result, the selling shareholders of QuoteMedia have become the controlling shareholders of Skyline. This transaction, under which control of the parent company passes to the former shareholders of the subsidiary, is accounted as a reverse takeover.

     Under reverse takeover accounting, the cost of the acquisition of QuoteMedia has been recorded using the purchase method, with QuoteMedia (the legal subsidiary) being recognized as the parent for accounting purposes.

     Under the July 14, 1999 agreement, immediately after the reverse takeover, QuoteMedia was merged into Skyline, with Skyline being the surviving corporation. Skyline's name was then changed to QuoteMedia.com, Inc.

2.   GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had limited revenues to date. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

     a) CASH AND CASH EQUIVALENTS

     Cash equivalents include money market investments that are redeemable on demand.

     b) FIXED ASSETS

     Fixed assets are recorded at cost less accumulated depreciation. Depreciation is calculated on a declining-balance basis at a rate of 30% for the computer. In the years of acquisition and disposal, depreciation is calculated at one-half the normal rate.

     c) LOSS PER SHARE

     Financial Accounting Standards No. 128 "Earnings Per Share" requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d) STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 "Accounting Per Stock-Based Compensation" ("FAS 123") encourages, but does not require, to record the compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The company has provided the pro-forma stock compensation information required by FAS 123 in note 7 d).

     e) INCOME TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry forwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates.

     f) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Actual results may vary from the estimates.

     g) NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters or years beginning after June 15, 1999. The Company does not anticipate that adoption of the statement will have a significant impact on its financial statements.

     h) REPORTING ON COSTS OF START-UP ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5: "Reporting the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. The company does not anticipate that the statement will have a significant impact on its future financial statements.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


4.   MARKETABLE SECURITIES

     TASTY FRIES, INC.

     Number of shares                                                    109,000
     Recorded value                                                      $41,420

     Tasty Fries, Inc., a U.S. corporation trades on the Over the Counter Bulletin Board operated by the National Association of Security Dealers.

     Tasty Fries, Inc. owns the right to manufacture, distribute and sell a fully automated French fry vending machine. In addition to acquiring the above shares in Tasty Fries, Inc. during 1995, the company was interested in become involved in the business. The company was granted the distribution rights for 15 European Countries. Consideration is only payable to Tasty Fries, Inc. at the time vending machines are ordered and delivered. To date, no business has evolved from this distributorship agreement.

5.   FIXED ASSETS

     Cost                                                              $ 62,085
     Accumulated Depreciation                                           (14,567)
                                                                       --------
     Net Value                                                         $ 47,518
                                                                       ========

6.   RELATED PARTY TRANSACTIONS

     a) The Company held a claim on future record sales of Skyline Records, Inc. ("Skyline"), a 10% shareholder of the Company. The value of this right was written off in 1999 due to the uncertainty of realizing any benefit from this right. On October 23, 2000, the Company entered into a settlement agreement with Skyline whereby the company agreed to relinquish any claim to Skyline's record sales and cancel a $99,105 debt to the Company in exchange for the cancellation of 1,100,000 shares of the Company owned by Skyline and a company related to Skyline. Because of this transaction, the company recognized a gain of $318,895 during the year, and Skyline no longer owns 10% of the Company and is therefore no longer a related party.

     b) In May 2000, the Company's re-located its corporate offices to Scottsdale, Arizona. The Company loaned Mr. Keith Guelpa, the Chief Executive Officer of the Company, $80,000 to provide relocation assistance. The loan bears interest at the rate of prime plus 1/2 percent. Repayment terms are at the discretion of the Board of Directors.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


7.   CAPITAL STOCK

     a) AUTHORIZED SHARE CAPITAL

             400,000    Series A-1 preferred, $0.001 par value
           1,036,500    Series A-11 preferred, $0.001 par value
           8,563,000    non-designated preferred, $0.001 par value
          50,000,000    common shares, $0.001 par value

     b) ISSUED SHARE CAPITAL

          Preferred,    Series A-1, A-11 and non-designated, none issued

          Common,       20,595,112

     c) ADDITIONAL PAID-IN CAPITAL

     The excess of proceeds received for common shares over their par value of $0.001 is credited to additional paid in capital.

     d)   STOCK OPTION PLAN

     The Company has a stock option plan whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and independent contractors of the company. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of fair market value. The options generally vest after one year unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time it is granted and may extend to a maximum of ten years. At December 31, 1999, the Company has reserved 2,500,000 options for issuance under the stock option plan. Options may also be granted outside the Company stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of five years. An unlimited number of options may be granted by the Company outside the Company stock option plan at the discretion of the Board of Directors.

                               QUOTEMEDIA.COM INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


7.   CAPITAL STOCK (CONTINUED)

     The following table sets forth certain stock option information:

                                                                           Weighted-Average
                                                           Options          Exercise Price
                                                         -----------       ----------------
     Outstanding at June 28, 1999                                --                 --
                                                         ----------              -----
         Granted under company stock option plan            750,000              $1.54
         Granted outside company stock option plan          250,000              $0.94
         Exercised                                               --                 --
         Cancelled                                               --                 --
                                                         ----------              -----

     Outstanding at December 31, 1999                     1,000,000              $1.39
                                                         ----------              -----

        Granted under company stock option plan           2,305,000              $0.95
        Granted outside company stock option plan           350,000              $1.64
         Exercised                                         (100,000)             $0.75
         Cancelled                                       (1,580,000)             $1.89
                                                         ----------              -----
     Outstanding at December 31, 2000                     1,975,000              $0.55
                                                         ==========              =====

                                      Options Outstanding                         Options Exercisable
                      --------------------------------------------------   -------------------------------
                                           Weighted
                          Number           Average          Weighted           Number         Weighted
        Range of      Outstanding at      Remaining         Average        Exercisable at      Average
     Exercise Price   Dec. 31, 2000   Contractual Life   Exercise Price    Dec. 31, 1999    Exercise Price
     --------------   -------------   ----------------   --------------    -------------    --------------

       $0.16-1.68       1,975,000           4.55             $0.55           1,420,000          $0.58

     As explained in note 3 d), if the Company has adopted only the disclosure provisions of FAS 123 for options granted under the existing employee stock option plan. As at December 31, 2000 all stock options have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for the stock option plan in the statement of operations.

                               QUOTEMEDIA.COM INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


7.   CAPITAL STOCK (CONTINUED)

     FAS 123 uses a fair value method of calculating the cost of stock option grants. Had the Company elected to recognize compensation cost for its option plans based on this method net income and earnings per share would have been as follows:

                                                2000             1999
                                                ----             ----
     Net income:
        As reported                        $ (2,058,814)      $ (465,604)
        Pro forma                            (2,109,046)        (723,813)
     Basic earnings per share:
        As reported                               (0.11)           (0.03)
       Pro forma                                  (0.11)           (0.04)
     Diluted earnings per share:
       As reported                                (0.10)           (0.03)
       Pro forma                                  (0.11)           (0.04)

     The weighted average fair value of the options granted during the year is $0.49 per share.

     The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000: expected dividend yield of 0%, expected stock price volatility of 247%, a risk free interest rate of 6%; and an expected life of options of one year.

8.   COMPARATIVE FIGURES

     Certain figures in the comparative period have been reclassified to conform to the current year's presentation.

9.   COMMITMENTS

     The Company has contracts with web content providers, and premise lease commitments extending one to three years. Commitments total $262,176, $210,140 and $50,412 in years 2001, 2002, and 2003, respectively.

                               QUOTEMEDIA.COM INC.
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2000


10.  CONTINGENCIES

     Fortress Entertainment Group, Inc. launched a lawsuit against Skyline Entertainment, Inc. and Skyline Records, Inc. in which Quotemedia.com, Inc. was also named in the suit as the successor company to Skyline Entertainment, Inc. The lawsuit was settled during the year. The settlement requires Skyline Records, Inc. to pay $65,000 on or before April 15, 2001. In the event that payment is not made, a Stipulated Judgment will be entered in the amount of $130,000. In the event that Skyline Records, Inc. fails to make payment, Quotemedia.com, Inc. is liable as a named party in the suit.

11.  SUBSEQUENT EVENTS

     a) RELATED PARTY TRANSACTIONS

     On February 14, 2001, Keith Guelpa, President and Chief Executive Officer of the Company, loaned the Company $50,000. The loan is interest bearing at 8% per annum, due on demand and secured by the unencumbered assets of the Company. As consideration for this loan, the Company issued Mr. Guelpa 1,250,000 warrants to purchase common stock of the Company. The warrants have an exercise price of $0.10 and expire on February 14, 2006.

     b) STOCK OPTIONS

     On February 27, 2000, the Company granted 350,000 stock options inside the Company stock option plan at exercise prices ranging from $0.26 to $0.29 and an expiry date of February 27, 2006. The Company also cancelled and reissued 950,000 stock options inside the Company Stock Option plan. The cancelled stock options had an exercise price of $0.50 and the reissued stock options had exercise prices ranging from $0.26 to $0.29.

     c) WARRANTS

     On January 8, 2001, the Company engaged the services of CPP Ventures, LLP ("CPP") for advisory services and to provide news content. In exchange for these services, the Company granted CPP 500,000 warrants to purchase common stock of the Company. The warrants have an exercise price of $0.10 and expire on January 8, 2002.