Form 10QSB
period 2001-03-31
QUOTEMEDIA COM INC
filed 2001-05-15
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-28599

                              QUOTEMEDIA.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   91-2008633
                      (IRS Employer Identification Number)

                             14500 Northsight Blvd.
                                    Suite 312
                                 Scottsdale, AZ
                    (Address of principal executive offices)

                                      85260
                                   (Zip Code)

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

On May 8, 2001 the Registrant had 20,845,112 shares of common stock outstanding.

                              QUOTEMEDIA.COM , INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.    Financial Statements                                       3

                    Balance Sheets                                             3

                    Statements of Operations                                   4

                    Statements of Cash Flows                                   5

                    Notes to Financial Statements                              6

         Item 2.    Management's Discussion and Analysis                       7

Part II. Other Information

         Item 1.    Legal Proceedings                                         10

         Item 2.    Changes in Securities                                     10

         Item 3.    Defaults Upon Senior Securities                           10

         Item 4.    Submission of Matters to a Vote of Security Holders       10

         Item 5.    Other Information                                         10

         Item 6.    Exhibits and Reports on Form 8-K                          10

         Signatures                                                           11

                              QUOTEMEDIA.COM, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


ASSETS                                                            MARCH 31, 2001
                                                                   -----------
CURRENT ASSETS

Cash and cash equivalents                                          $    10,668
Marketable securities                                                   43,000
Accounts receivable                                                      1,073
Deposits                                                                30,814
                                                                   -----------
Total current assets                                                    85,555

Fixed assets, net                                                       43,954
                                                                   -----------
                                                                   $   129,509
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                   $   221,993
Deferred revenue                                                         1,708
Due to related parties, net                                              2,256
                                                                   -----------
                                                                       225,957
                                                                   -----------
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 50,000,000 shares
authorized, 20,595,112 shares issued and outstanding                    20,595
Additional paid-in capital                                           2,954,918
Accumulated deficit                                                 (3,071,961)
                                                                   -----------
                                                                       (96,448)
                                                                   -----------
                                                                   $   129,509
                                                                   ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                            MARCH 31, 2001      MARCH 31, 2000
                                             ------------        ------------
OPERATING REVENUE

Advertising                                  $      1,446        $      6,791
Licensing fees                                      2,977                  --
                                             ------------        ------------
                                                    4,423               6,791
OPERATING EXPENSES

Business development                                9,142             129,356
Office                                            165,021             185,732
Professional fees                                  31,437              18,456
Research and development                           14,422              73,845
Website content                                    76,360             110,594
                                             ------------        ------------
                                                  296,382             517,983
                                             ------------        ------------

OPERATING LOSS                                   (291,959)           (511,192)

OTHER INCOME AND EXPENSES

Interest income                                       135               2,696
Loss on sale of marketable securities              (2,794)                 --
                                             ------------        ------------
                                                   (2,659)              2,696
                                             ------------        ------------

LOSS FOR PERIOD                              $   (294,618)       $   (508,496)
                                             ============        ============

EARNINGS PER SHARE

Basic loss per share                         $      (0.01)       $      (0.03)
                                             ============        ============

Diluted                                      $      (0.01)       $      (0.03)
                                             ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                          20,576,362          18,234,184
                                             ============        ============

Diluted                                        21,321,210          19,334,184
                                             ============        ============

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     MARCH 31, 2001       MARCH 31, 2000
                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                               $  (294,618)         $  (508,496)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Depreciation expense                                         3,564                1,372
Loss on sale of marketable securities                        2,794                   --
Prepaid expenses                                                --             (300,500)
Issuance of capital stock for services                      11,250              393,950
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                          2,370               19,817
Deposits                                                      (276)             (47,388)
Accounts payable                                            32,847              (47,208)
Deferred revenue                                              (347)                  --
Due from related parties, net                               99,119              (13,200)
                                                       -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                  $  (143,297)         $  (501,653)
                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities            $    38,626          $        --
Purchase of marketable securities                          (43,000)                  --
Fixed assets                                                    --               (2,743)
Due from related parties, net                                   --              (80,000)
                                                       -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                       (4,374)             (82,743)
                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of capital stock for cash                              --            1,295,250
                                                       -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --            1,295,250
                                                       -----------          -----------

NET (DECREASE) INCREASE IN CASH                           (147,671)             710,854

CASH, BEGINNING OF PERIOD                                  158,339              672,038
                                                       -----------          -----------

CASH, END OF PERIOD                                    $    10,668          $ 1,382,892
                                                       ===========          ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2001


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10 - QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

     These financial statements should be read in conjunction with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2000 contained in our Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2001

2.   BASIS OF PRESENTATION

     BUSINESS COMBINATION

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

     EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the nine-month period prior to the reverse acquisition discussed above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition, plus such additional shares issued by the Company subsequent to the business combination.

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

     All   references  to  "we",   "our",   "us",  of   "quotemedia"   refer  to
Quotemedia.com,   Inc.,   and  it   predecessors,   operating   divisions,   and
subsidiaries.

     This report should be read in conjunction with our Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2001.

OVERVIEW

     We are a leading Internet software developer and Application Service Provider, or ASP, specializing in the collection, aggregation, and delivery of both delayed and real-time financial data and complementary content via the Internet. We develop and license unique plug and play web-based software modules that have the ability to deliver cost effective, visually appealing, and dynamic content to web sites of brokerage firms, financial institutions, and Fortune 500 companies.

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three- month period ended March 31, 2001 was $4,423 compared to $6,791 for the three month period ended March 31, 2000. The decrease is due to declining banner-advertising revenue.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended March 31, 2001 were $76,360 compared with $110,594 for the three month period ending March 31, 2000. The decrease is due to the Company re-negotiating lower rates for website content.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended March 31, 2001 were $31,437 compared with $18,456 for the three month period ending March 31, 2000. The increase is due to an increase in legal fees associated with regulatory filings.

     RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of our company's software applications. Research and development expenses for the three month period ended March 31, 2001 were $14,422 compared with $73,845 for the three month period ended March 31, 2000. The decrease is due to the completion of many of the applications previously under development.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended March 31, 2001 were $9,142 compared to $129,356 for the three month period ended March 31, 2000. The decrease is due to a reduction of business development spending due to poor market conditions.

     OFFICE

     Office expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office expenses for the three month period ended March 31, 2001 were $165,021 compared to $185,732 for the three month period ended March 31, 2000.

INTEREST INCOME

Interest income consists of interest earned on cash and money market investments. Interest income for the three month period ended March 31, 2001 was $135 compared to $2,696 for the three month period ended March 31, 2000. The decrease is due to lower cash and cash equivalent balances.

LOSS ON SALE OF MARKETABLE SECURITIES

The Company incurred a loss on the sale of marketable securities of $2,794 for the three month period ending March 31, 2001. No marketable securities were sold during the three month period ended March 31, 2000.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended March 31, 2001 of $294,618 or approximately $(0.01) per share compared to a loss of $508,496 and $ (0.03) per share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $10,668 at March 31, 2001, as compared with $158,339 at December 31, 2000, a decrease of $147,671. Net cash of $143,297 was used in operations for the three months ended March 31, 2001, primarily resulting from our net loss for the period offset by a decrease in amounts due from related parties. Net cash used in investing activities for the three months ended March 31, 2001 was $4,374 resulting primarily from the purchase of marketable securities offset by the proceeds from the sale of marketable securities.

During the first quarter of fiscal 2001, we continued our efforts to raise additional equity and debt financing. We are continuing to explore alternative sources of financing and other strategic alternatives for our company. We believe that slowing market conditions affected our efforts to raise additional capital during the first fiscal quarter. As a result, an officer of our company, who is also a director, provided additional cash during the quarter, and intends to continue such funding until we complete our next round of financing. Such amounts are reflected in our financial statements as "Due to related parties, net."

With  additional  equity  or  debt  financing,   we  intend  to  accelerate  our
development and infrastructure spending. We may not be successful in our efforts to raise additional capital.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - none

ITEM 2. CHANGES IN SECURITIES

     During February 2001, we issued 37,500 shares of common stock at $0.30 per share to a web development company in consideration for services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - none

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5. OTHER INFORMATION - none

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUOTEMEDIA.COM, INC.


                                        Dated: May 8, 2001


                                        By: /s/ R. Keith Guelpa
                                            ------------------------------------
                                            R. Keith Guelpa,
                                            President
                                            (Principal Executive Officer)


                                        By: /s/ Keith J. Randall
                                            ------------------------------------
                                            Keith J. Randall, C.A.,
                                            Chief Financial Officer
                                            (Principal Accounting Officer)