Form 10QSB
period 2001-06-30
QUOTEMEDIA COM INC
filed 2001-08-14
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15 D of
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

On August 10, 2001, the Registrant had 24,530,112 shares of common stock outstanding.

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

                              QUOTEMEDIA.COM, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

ASSETS                                                             JUNE 30, 2001
                                                                    -----------
CURRENT ASSETS

Cash                                                                $    43,499
Accounts receivable                                                         284
Deposits                                                                 37,331
                                                                    -----------
                                                                         81,114

Fixed assets, net                                                        40,391
                                                                    -----------
                                                                    $   121,505
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                    $   229,071
Note payable                                                            100,000
Due to related parties, net                                              51,151
                                                                    -----------
                                                                        380,222
                                                                    -----------
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 50,000,000 shares
authorized, 21,845,112 shares issued and outstanding                     21,845
Additional paid-in capital                                            3,156,168
Accumulated deficit                                                  (3,436,730)
                                                                    -----------
                                                                       (258,717)
                                                                    -----------
                                                                    $   121,505
                                                                    ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                          SIX             SIX        THREE MONTHS    THREE MONTHS
                                      MONTHS ENDED    MONTHS ENDED       ENDED           ENDED
                                     JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                      ------------    ------------    ------------    ------------
OPERATING REVENUE

Advertising                           $      1,713    $     14,213    $        267    $      7,422
Licensing fees                               5,365              --           2,388              --
                                      ------------    ------------    ------------    ------------
                                             7,078          14,213           2,655           7,422
OPERATING EXPENSES

Business development                       138,858         261,903         129,716         132,547
Financing expense                           75,000              --              --              --
Office and administration                  257,863         424,098          92,842         238,366
Professional fees                           50,473          75,402          19,036          56,946
Research and development                    30,936         210,772          16,514         136,927
Website content                            110,687         281,912          34,327         171,318
                                      ------------    ------------    ------------    ------------
                                           663,817       1,254,087         292,435         736,104
                                      ------------    ------------    ------------    ------------

OPERATING LOSS                            (656,739)     (1,239,874)       (289,780)       (728,682)

OTHER INCOME AND EXPENSES
Interest income                                146           5,055              11           2,359
Gain (loss) on sale of securities           (2,794)         14,430              --          14,430
                                      ------------    ------------    ------------    ------------
                                            (2,648)         19,485              11          16,789

LOSS FOR PERIOD                           (659,387)     (1,220,389)       (289,769)       (711,893)
                                      ============    ============    ============    ============
EARNINGS PER SHARE

Basic loss per share                  $      (0.03)   $      (0.07)   $      (0.01)   $      (0.04)
                                      ============    ============    ============    ============

Diluted                               $      (0.03)   $      (0.06)   $      (0.01)   $      (0.03)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                   20,679,711      18,234,184      20,781,925      19,240,683
                                      ============    ============    ============    ============

Diluted                                 21,499,800      19,586,684      21,554,817      20,693,183
                                      ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 2001      JUNE 30, 2000
                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                 $  (659,387)       $(1,220,389)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Depreciation expense                                           7,127              5,620
Loss on sale of marketable securities                          2,794                855
Prepaid expenses                                                  --           (274,000)
Issuance of capital stock for services                       213,750            393,950
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                            3,159             19,329
Deposits                                                      (6,793)           (48,921)
Accounts payable                                              39,925             72,790
Deferred revenue                                              (2,055)                --
Due from related parties, net                                148,014           (174,838)
                                                         -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                    $  (253,466)       $(1,225,604)
                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities              $    81,626        $    26,785
Purchase of marketable securities                            (43,000)                --
Fixed assets                                                      --            (41,090)
                                                         -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           38,626            (14,305)
                                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Note payable                                                 100,000                 --
Issuance of capital stock for cash                                --          1,295,250
                                                         -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --          1,295,250
                                                         -----------        -----------

NET (DECREASE) INCREASE IN CASH                             (114,840)            55,341

CASH, BEGINNING OF PERIOD                                    158,339            672,038
                                                         -----------        -----------

CASH, END OF PERIOD                                      $    43,499        $   727,379
                                                         ===========        ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      SIX MONTH PERIOD ENDED JUNE 30, 2001


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

     These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2000 contained in our Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2001

2.   BASIS OF PRESENTATION

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

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      SIX MONTH PERIOD ENDED JUNE 30, 2001


3.   SUBSEQUENT EVENT

     In July 2001, the Company entered into a marketing agreement with Thomson Financial Solutions ("Thomson"), a division of Thomson Financial. Under the agreement, Thomson will act as the principal marketing and sales agency for the Company's streaming real time portfolio tracker and it will also place the application on its ThomsonFN.com financial web site. Under the agreement, the Company will split revenues with Thomson on a 50/50 basis. In addition, Thomson was issued 2,185,000 shares of the Company's common stock, of which 500,000 shares are non-retractable and 1,650,000 shares will be subject to pro rata retraction depending on the level of sales achieved by Thomson.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. We disclaim any obligation to update forward-looking statements.

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three month period ended June 30, 2001 was $2,655 compared to $7,422 for the three month period ended June 30, 2000. Revenue for the six month period ended June 30, 2001 was $7,078 compared to $14,213 for the six month period ended June 30, 2000. The decrease is due to declining banner-advertising revenue.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended June 30, 2001 were $34,327 compared with $171,318 for the three month period ending June 30, 2000. Website content expenses for the six month period ended June 30, 2001 were $110,687 compared with $281,912 for the six month period ending June 30, 2000. The decrease is due to the Company re-negotiating lower rates for website content.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended June 30, 2001 were $19,036 compared with $56,946 for the three month period ending June 30, 2000. Professional fees for the six month period ended June 30, 2001 were $50,473 compared with $75,402 for the six month period ending June 30, 2000. The decrease is due to a decrease in legal fees associated with trade marking activity and other legal matters.

     RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of our company's software applications. Research and development expenses for the three month period ended June 30, 2001 were $16,514 compared with $136,927 for the three month period ended June 30, 2000. Research and development expenses for the six month period ended June 30, 2001 were $30,936 compared with $210,722 for the six month period ended June 30, 2000. The decrease is due to the completion of many of the applications previously under development.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended June 30, 2001 were $129,716 compared to $132,547 for the three month period ended June 30, 2000. Business development expenses for the six month period ended June 30, 2001 were $138,858 compared to $261,903 for the six month period ended June 30, 2000. The decrease is due to a reduction of business development spending due to poor market conditions.

     FINANCING EXPENSE

     During the three month period ending June 30, 2001, the Company issued 500,000 shares of its common stock at $0.15 (for a total of $75,000) as a financing expense associated with a loan made to the Company by an outside third party.

     OFFICE AND ADMINISTRATION

     Office and administration expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office and administration expenses for the three month period ended June 30, 2001 were $92,842 compared to $238,366 for the three month period ended June 30, 2000. Office and administration expenses for the six month period ended June 30, 2001 were $257,863 compared to $424,098 for the six month period ended June 30, 2000. The decrease is due to lower salary expense during the periods.

INTEREST INCOME

Interest income consists of interest earned on cash and money market investments. Interest income for the three month period ended June 30, 2001 was $11 compared to $2,359 for the three month period ended June 30, 2000. Interest income for the six month period ended June 30, 2001 was $146 compared to $5,055 for the six month period ended June 30, 2000. The decrease is due to lower cash and cash equivalent balances.

LOSS ON SALE OF MARKETABLE SECURITIES

The Company incurred a loss on the sale of marketable securities of $2,794 for the six month period ending June 30, 2001 compared to a gain of $14,430 during the six month period ended June 30, 2000.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended June 30, 2001 of $289,769 or approximately $(0.01) per share compared to a loss of $711,893 and $ (0.04) per share for the three months ended June 30, 2000. The Company incurred a loss for the six months ended June 30, 2001 of $659,387 or approximately $(0.03) per share compared to a loss of $1,220,389 and $ (0.07) per share for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $43,499 at June 30, 2001, as compared with $158,339 at December 31, 2000, a decrease of $114,840. Net cash of $253,466 was used in operations for the six months ended June 30, 2001, primarily resulting from our net loss for the period offset by an increase in amounts due to related parties and the issuance of capital stock for services. Net cash provided by investing activities for the six months ended June 30, 2001 was $38,626 resulting from the proceeds from the sale of marketable securities exceeding the purchase of marketable securities. Net cash provided by financing activities was $100,000 resulting from an increase in notes payable.

During the second quarter of fiscal 2001, we continued our efforts to raise additional equity and debt financing. We are continuing to explore alternative sources of financing and other strategic alternatives for our company. We believe that slowing market conditions affected our efforts to raise additional capital during the second fiscal quarter. As a result, an officer of our company, who is also a director, provided additional cash during the quarter, and intends to continue such funding until we complete our next round of financing. Such amounts are reflected in our financial statements as "Due to related parties, net."

With  additional  equity  or  debt  financing,   we  intend  to  accelerate  our
development and infrastructure spending. We may not be successful in our efforts to raise additional capital.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - none

ITEM 2. CHANGES IN SECURITIES

     During April 2001, we issued 250,000 shares of common stock at $0.21 per share to a company in consideration for business development services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During June 2001, we issued 500,000 shares at $0.15 to a company as a financing fee for loan to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     Also during June 2001, we issued to 500,000 shares at $0.15 to a company for business development services rendered to our Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - none

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5. OTHER INFORMATION - none

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUOTEMEDIA.COM, INC.


                                        Dated: August 8, 2001


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