Form 10QSB
period 2001-09-30
QUOTEMEDIA COM INC
filed 2001-11-07
CIK 1101433

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15 D of
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

On November 6, 2001, the Registrant had 27,505,112 shares of common stock outstanding.

================================================================================

                              QUOTEMEDIA.COM , INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements                                         3

                  Balance Sheets                                               3

                  Statements of Operations                                     4

                  Statements of Cash Flows                                     5

                  Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis                         8

Part II. Other Information

         Item 1.  Legal Proceedings                                           12

         Item 2.  Changes in Securities                                       12

         Item 3.  Defaults Upon Senior Securities                             13

         Item 4.  Submission of Matters to a Vote of Security Holders         13

         Item 5.  Other Information                                           13

         Item 6.  Exhibits and Reports on Form 8-K                            13

         Signatures                                                           14

                              QUOTEMEDIA.COM, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


ASSETS                                                        SEPTEMBER 30, 2001
                                                              ------------------
CURRENT ASSETS

Cash                                                             $    87,967
Accounts receivable                                                    1,920
Deposits                                                              27,161
                                                                 -----------
                                                                     117,048

Fixed assets, net                                                     47,985
                                                                 -----------
                                                                 $   165,033
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                 $   296,784
Note payable                                                         150,000
Due to related parties, net                                          151,794
                                                                 -----------
                                                                     598,578
                                                                 -----------
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 50,000,000 shares
authorized, 26,455,112 shares issued and outstanding                  26,455
Additional paid-in capital                                         3,833,808
Accumulated deficit                                               (4,293,808)
                                                                 -----------
                                                                    (433,545)
                                                                 -----------
                                                                 $   165,033
                                                                 ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                          NINE            NINE           THREE           THREE
                                      MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
OPERATING REVENUE

Advertising                           $      1,713    $     17,825    $         --    $      3,612
Licensing fees                               7,856           8,000           2,491           8,000
                                      ------------    ------------    ------------    ------------
                                             9,569          25,825           2,491          11,612
OPERATING EXPENSES

Business development                       670,829         384,934         531,971         123,031
Financing expense                          133,400              --          58,400              --
Office and administration                  385,661         667,905         127,798         243,807
Professional fees                           67,712         126,887          17,239          51,485
Research and development                   108,535         555,929          77,599         345,157
Website content                            157,255         464,310          46,568         182,398
                                      ------------    ------------    ------------    ------------
                                         1,523,392       2,199,965         859,575         945,878
                                      ------------    ------------    ------------    ------------

OPERATING LOSS                          (1,513,823)     (2,174,140)       (857,084)       (934,266)

OTHER INCOME AND EXPENSES
Interest income                                152           5,134               6              79
Gain (loss) on sale of securities           (2,794)         36,748              --          22,318
                                      ------------    ------------    ------------    ------------
                                            (2,642)         41,882               6          22,397

LOSS FOR PERIOD                         (1,516,465)     (2,132,258)       (857,078)       (911,869)
                                      ============    ============    ============    ============

EARNINGS PER SHARE

Basic loss per share                  $      (0.07)   $      (0.11)   $      (0.04)   $      (0.04)
                                      ============    ============    ============    ============

Diluted                               $      (0.07)   $      (0.11)   $      (0.03)   $      (0.04)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                   21,938,363      19,402,648      24,414,623      20,409,148
                                      ============    ============    ============    ============

Diluted                                 22,601,288      20,740,148      25,332,035      22,049,148
                                      ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                  $(1,516,465)         $(2,132,258)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Depreciation expense                                           10,989                8,770
Loss on sale of marketable securities                           2,794               (5,134)
Issuance of capital stock for services                        846,000              705,646
CHANGES IN ASSETS AND LIABILITIES:
Share subscription receivable                                      --             (415,000)
Accounts receivable                                             1,523                6,857
Deposits                                                        3,377              (27,213)
Prepaid expenses                                                   --             (274,000)
Accounts payable                                              107,638              107,796
Deferred revenue                                               (2,055)                  --
Due from related parties, net                                 248,657             (195,568)
                                                          -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                        (297,542)          (2,220,104)
                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities                    81,626               37,124
Purchase of marketable securities                             (43,000)               5,910
Fixed assets                                                  (11,456)             (44,114)
                                                          -----------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            27,170               (1,080)
                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Note payable                                                  150,000                   --
Issuance of capital stock for cash                             50,000            1,710,250
                                                          -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     200,000            1,710,250
                                                          -----------          -----------

NET DECREASE IN CASH                                          (70,372)            (510,934)

CASH, BEGINNING OF PERIOD                                     158,339              672,038
                                                          -----------          -----------

CASH, END OF PERIOD                                       $    87,967          $   161,104
                                                          ===========          ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001


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

                              QUOTEMEDIA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001


3.   SUBSEQUENT EVENT

     In October 2001, the Company issued a total of 1,050,000 shares for consulting and sales and marketing services

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

OVERVIEW

     We are a leading Java Internet software developer and Vertical Service Provider, or VSP, specializing in the collection, aggregation, and delivery of both delayed and real-time financial data and complementary content via the Internet. We develop and license unique plug and play web-based software modules that have the ability to deliver "best of breed", cost effective, visually appealing, and dynamic content to web sites of brokerage firms, financial institutions, and Fortune 500 companies.

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

     Our new QuoteStream(TM) product line is comprised of three products (QuoteStream Lite, QuoteStream, and QuoteStream Pro), all based on the company's revolutionary, proprietary Java Applet that delivers a broad range of value-added financial information and services, such as market indices, stock watch lists, charts, delayed and real-time streaming (dynamically updated) content in a small (under 100k) web delivered micro-application that requires no downloads or user-resident software, and resides on the user's computer desktop.

     We have designed our QuoteStream products specifically for private branding by brokerage, banking, and web portal companies ("Corporate Partners"), and to meet the needs of their customers. QuoteStream enables a Corporate Partner to complement their existing product offering, differentiate themselves from their competition, and generate potentially substantial incremental revenue. This comprehensive micro-application, allows Corporate Partners to offer their own private branded QuoteStream Lite product at no cost to the Partner Company and no cost to their customer. In addition, Partners can offer and up-sell the enhanced QuoteStream and QuoteStream Pro products.

     We will derive the majority of our revenue from monthly user subscription fees, which we share with our corporate marketing partners. We will also derive revenue from other sources such as email list rentals, banner ads etc.

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three month period ended September 30, 2001 was $2,491, compared to $11,612 for the three month period ended September 30, 2000. Revenue for the nine month period ended September 30, 2001 was $9,569 compared to $25,825 for the nine month period ended September 30, 2000. The decrease is due to declining banner-advertising revenue.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended September 30, 2001 were $46,568 compared with $182,398 for the three month period ending September 30, 2000. Website content expenses for the nine month period ended September 30, 2001 were $157,255 compared with $464,310 for the nine month period ending September 30, 2000. The decrease is due to the Company re-negotiating lower rates for website content.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended September 30, 2001 were $17,239 compared with $51,485 for the three month period ending September 30, 2000. Professional fees for the nine month period ended September 30, 2001 were $67,712 compared with $126,887 for the nine month period ending September 30, 2000. The decrease is due to a decrease in legal fees associated with trade marking activity and other legal matters.

     RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of our company's software applications. Research and development expenses for the three month period ended September 30, 2001 were $77,599 compared with $345,157 for the three month period ended September 30, 2000. Research and development expenses for the nine month period ended September 30, 2001 were $108,535 compared with $555,929 for the nine month period ended September 30, 2000. The decrease is due to the completion of many of the applications previously under development.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended September 30, 2001 were $531,971 compared to $123,031 for the three month period ended September 30, 2000. Business development expenses for the nine month period ended September 30, 2001 were $670,829 compared to $384,934 for the nine month period ended September 30, 2000. The increase is primarily due to sales and marketing agreements that the Company has signed to promote its newly completed line of real time streaming products

     FINANCING EXPENSE

     During the three month period ending September 30, 2001, the Company issued 365,000 shares of its common stock at $0.16 (for a total of $58,400) as a financing expense associated with a loan made to the Company by an outside third party. The Company has incurred financing expenses of $133,400 for the nine month period ending September 30, 2001.

     OFFICE AND ADMINISTRATION

     Office and administration expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office and administration expenses for the three month period ended September 30, 2001 were $127,798 compared to $243,807 for the three month period ended September 30, 2000. Office and administration expenses for the nine month period ended September 30, 2001 were $385,661 compared to $667,905 for the nine month period ended September 30, 2000. The decrease is due to lower salary expense during the periods.

INTEREST INCOME

Interest income consists of interest earned on cash and money market investments. Interest income for the three month period ended September 30, 2001 was $6 compared to $79 for the three month period ended September 30, 2000. Interest income for the nine month period ended September 30, 2001 was $152 compared to $5,134 for the nine month period ended September 30, 2000. The decrease is due to lower cash and cash equivalent balances.

LOSS ON SALE OF MARKETABLE SECURITIES

The Company incurred a loss on the sale of marketable securities of $2,794 for the nine month period ending September 30, 2001 compared to a gain of $22,318 during the nine month period ended September 30, 2000.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended September 30, 2001 of $857,084 or approximately $(0.04) per share compared to a loss of $911,869 and $(0.04) per share for the three months ended September 30, 2000. The Company incurred a loss for the nine months ended September 30, 2001 of $1,516,465 or approximately $(0.07) per share compared to a loss of $2,132,258 and $ (0.11) per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $87,967 at September 30, 2001, as compared with $158,339 at December 31, 2000, a decrease of $70,372. Net cash of $297,542 was used in operations for the nine months ended September 30, 2001, primarily resulting from our net loss for the period offset by an increase in amounts due to related parties and the issuance of capital stock for services. Net cash provided by investing activities for the nine months ended September 30, 2001 was $27,170 resulting from the proceeds from the sale of marketable securities exceeding the purchase of marketable securities and the purchase of fixed assets. Net cash provided by financing activities was $200,000 resulting from an increase in notes payable and the issuance of capital stock for cash.

During the third quarter of fiscal 2001, we continued our efforts to raise additional equity and debt financing. We are continuing to explore alternative sources of financing and other strategic alternatives for our company. We believe that slowing market conditions affected our efforts to raise additional capital during the third fiscal quarter. As a result, an officer of our company, who is also a director, provided additional cash during the quarter, and intends to continue such funding until we complete our next round of financing. Such amounts are reflected in our financial statements as "Due to related parties, net."

With  additional  equity  or  debt  financing,   we  intend  to  accelerate  our
development and infrastructure spending. We may not be successful in our efforts to raise additional capital.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - none

ITEM 2. CHANGES IN SECURITIES

     During July 2001, the Company entered into a marketing agreement with Thomson Financial Solutions ("Thomson"), a division of Thomson Financial. Under the agreement, Thomson will act as the principal marketing and sales agency for the Company's streaming real time portfolio tracker and it will also place the application on its ThomsonFN.com financial web site. Under the agreement, the Company will split revenues with Thomson on a 50/50 basis. In addition, Thomson was issued 2,185,000 shares of the Company's common stock at $0.15, of which 500,000 shares are non-retractable and 1,650,000 shares will be subject to pro rata retraction depending on the level of sales achieved by Thomson. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering

     During July 2001, we issued 500,000 shares of common stock at $0.15 per share to a company in consideration for business development services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During July 2001, we issued 150,000 shares of common stock at $0.15 per share to a company in consideration for web development services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During August 2001, we issued 485,000 shares of common stock at $0.16 per share and 300,000 shares at $0.17 in consideration for business development services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During August 2001, we issued 365,000 shares at $0.16 to a company as a financing fee for loan to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During August 2001, we issued 125,000 shares of common stock at $0.16 per share to a company in consideration for web development services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering

     During September 2001, we issued 500,000 shares at $0.10, or an aggregate offering price of $50,000. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUOTEMEDIA.COM, INC.


                                        Dated: November 6, 2001


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