Form 10KSB
period 2001-12-31
QUOTEMEDIA COM INC
filed 2002-03-28
CIK 1101433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For fiscal year ended December 31, 2001

                              QUOTEMEDIA.COM, INC.
              (Exact Name of Small Business Issuer in Its Charter)

                         Commission file number 0-28599

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   91-2008633

                      (I.R.S. Employer Identification No.)

14500 NORTHSIGHT BOULEVARD, SUITE 329, SCOTTSDALE, ARIZONA 85260 (480) 905-7311

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $11,027.

As of March 18, 2002, there were outstanding 35,589,529 shares of the issuer's common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (31,908,224 shares) based on the closing price of the issuer's common stock as reported on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers on March 18, 2002, was $7,338,892. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None.

                              QUOTEMEDIA.COM, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

     ITEM 1.   DESCRIPTION OF BUSINESS......................................   1

     ITEM 2.   DESCRIPTION OF PROPERTY......................................   9

     ITEM 3.   LEGAL PROCEEDINGS............................................   9

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   9

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....   9

     ITEM 6.   PLAN OF OPERATION............................................  10

     ITEM 7.   FINANCIAL STATEMENTS.........................................  12

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........................  12

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS...........  13

     ITEM 10.  EXECUTIVE COMPENSATION.......................................  14

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.................................................  16

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  16

     ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K........................................  16

SIGNATURES     .............................................................  18

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1

                                   ----------

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     We are a leading Internet Java software developer and Vertical Service Provider, or VSP, specializing in the collection, aggregation, and delivery of both delayed and real-time financial data and complementary content via the Internet. We develop and license unique web-based software modules that deliver cost effective, visually appealing, and dynamic content to web sites of brokerage firms, financial institutions, and Fortune 500 companies.

     Our unique product capabilities provide a competitive advantage to Internet sites by offering a cost effective and simple alternative to the complex and expensive data feed model employed by most web sites today.

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

     We maintain our executive offices at 14500 Northsight Boulevard, Suite 329, Scottsdale, Arizona 85260, and our telephone number is (480) 905-7311. All references to our business operations in this Report include the operations of QuoteMedia.com, Inc. and our operating divisions.

STRATEGY

     Our business strategy is to utilize a multi-level approach to generate revenues. The first of these strategies includes engaging in the on-line financial services market by focusing on private labeling our turnkey Internet streaming stock quote products for a monthly licensing fee to established web portals, brokerage, and other financial services firms which currently do not offer or offer inadequate on-line financial information and trading tools to their clients. The second strategy involves offering free quote boxes to smaller volume sites, enabling them to offer their users free quotation services utilizing banner ads and email name sales as a revenue source to QuoteMedia. Both strategies are being implemented simultaneously. By using this model, we believe this will increase site usage significantly, accelerating our revenue base and growth as a company. We believe that the subscription/licensing-based products will comprise the majority of our revenue base long term, however, no assurances can be provided that this will occur.

     Our goal is to generate revenue from the new Internet model of streaming information syndication. Under the syndication model, information is customized to suit the needs of our customer's web sites without the usual high up-front cost of customization involved in packaged software or specific content feeds.

     We currently target worldwide web sites and offer our comprehensive suite of information software applications at a cost that we believe will be less than the cost these sites would otherwise incur. We believe our marketing and sales partnership with Thomson Wealth Management (a division of The Thomson Corporation TSE: TOC) will enable us to gain access to Thomson's existing large customer accounts in the Brokerage and Financial sectors. We believe that potential markets for our products include:

     *    brokerage firms, banks, and other financial institutions;

     *    large, established web portals;

     *    corporate intranets via Quotestream(TM);

     * many smaller websites, which can expand content via Financial and News Kool Tools(TM).

PRODUCTS

         We believe our software applications can provide cost effective content solutions to large-scale portals, smaller web sites, and Fortune 500 companies, allowing them to present dynamic, customizable, and interactive web-based content without the cost and time of internally developing the necessary applications and feeds. Our product lines include the following:

     *    Quotestream(TM);

     *    Kool Tools(TM)

QUOTESTREAM(TM)

     The company's flagship product, Quotestream(TM) is a revolutionary new Java Applet that delivers delayed and real-time streaming (dynamically updated) stock quotes in a small web delivered micro-application. It has been designed specifically to meet the needs of Brokerage, Banking, and Web Portals.

     The   Quotestream(TM)   product  line  is  comprised  of  three   products:
QuoteStream Lite, QuoteStream, and QuoteStream Pro. The products are based on the company's revolutionary, proprietary Java Applet that delivers a broad range of value-added financial information and services, such as market indices, stock watch lists, charts, delayed and real-time streaming (dynamically updated) content in a small (under 100k) web delivered micro-application that requires no downloads or user-resident software, and resides on the user's computer desktop.

     The company has designed its Quotestream(TM) products specifically for private branding by brokerage, banking, and web portal companies ("Corporate Partners"), and to meet the needs of their customers. QuoteStream enables a Corporate Partner to complement their existing product offering, differentiate themselves from their competition, and generate potentially substantial incremental revenue.

     This comprehensive micro-application allows Corporate Partners to offer their own private branded QuoteStream Lite product at no cost to the Partner Company and no cost to their customer. In addition, Partners can offer and up-sell the enhanced QuoteStream and QuoteStream Pro products for monthly subscription fees substantially below those offered by competitor. We believe that the majority of revenue will be generate from our QuoteStream product line.

KOOL TOOLS(TM)

     Kool Tools(TM) software applications are a suite of customizable Java applets and servlets that combine the depth of a variety of established databases with the flexibility and efficiency of the web to deliver financial, news, sports, and entertainment information. These information applications are typically licensed for various amounts per month.

     FINANCIAL PRODUCT LINE

     We believe our financial applications can be seamlessly integrated onto an existing web site or into an existing business. We can add business information, trading, and other financial capabilities to a company's web site, which enables the web business to provide comprehensive financial content and retain their web visitors without linking them to another site.

     Through turnkey solutions, users can monitor investments in real time, through customizable portfolio trackers; research investment opportunities and view streaming financial data. For the web investor, our financial software applications provide a wide array of interactive tools, products, and services via the Internet.

     NEWS PRODUCT LINE

     We offer approximately 400 news categories on the static news headlines and news wire components. Web pages receive news headlines/wires via simple-to-use Java Script inserts that allow web sites to display up to three different current news topics and/or relevant news wires each displaying the five most recent headlines. These customizable, lightweight components integrate seamlessly into any web site using the news wizard. Interactive headlines link to full text news stories.

EMPLOYEES

     We currently have six full time employees, (1) Mr. R. Keith Guelpa, who is our Chief Executive Officer, President, and a director; (2) our chief internet architect; (3) our Chief Financial Officer; (4) a manager of investor relations;
(5) a chief computer programmer; and (6) an executive assistant. In addition, we employ six part-time programmers on a project basis. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. In the event we are successful in implementing our business plan, we may retain additional employees in the next year to handle the anticipated growth. We anticipate that we would hire additional employees in the areas of administration, sales, marketing, and technology customer care.

COMPETITION

     We believe the is a small group of competitors for own core market competency as a developer of proprietary B2B web-based software for the brokerage and financial institution market.

     There are over 13,000 brokerage firms, nearly 10,000 financial firms, and insurance institutions in America today and few of those have a "streaming" product that is similar to our product, thus leaving a large market for QuoteMedia to explore.

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

     *    able to be imbedded directly onto a website page;

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION.

     As a result of our lack of revenues and accumulated deficit of $5,202,847 at December 31, 2001, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have generated minimal revenues or earnings from our current operations. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until our business plan, as described herein, is fully implemented. This may result in us continuing to incur a net operating loss until we are able to generate profits from operations, which is not expected to occur until the end of year 2002. We cannot, however, make any assurances that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results. If we do not begin generating profits, the price of our common stock will suffer and our shareholders may not be able to recover their initial investment.

WE WILL NEED ADDITIONAL CAPITAL WITH WHICH TO IMPLEMENT OUR BUSINESS PLAN AND THERE IS NO AGREEMENT WITH ANY THIRD PARTY TO PROVIDE SUCH CAPITAL.

     Based on current levels of operations and planned growth, we anticipate that the proceeds derived from the closing of our current private offering, wherein we are attempting to raise up to $1.0 million, will be sufficient to meet our needs for the immediate future. There can be no assurances that we will be able to complete our current private offering. In addition, if we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing shareholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations, and financial condition.

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

WE ARE DEPENDENT ON KEY PERSONNEL AND EXPECT TO HIRE ADDITIONAL PERSONNEL.

     Our performance is substantially dependent on the services of R. Keith Guelpa, our Chief Executive Officer and President and Duane Nelson, our Chief Internet Architect. The loss of Mr. Guelpa or Mr. Nelson, or other key employees, could have a material adverse affect on our business, which will have a negative impact on the value of our company.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We sublease approximately 2,200 square feet of executive office space in Scottsdale, Arizona. The initial term of this sublease expires in May 2003.

     We also sublease approximately 400 square feet of office space for web developers in Vancouver, British Columbia, Canada. This sublease is on a month-to-month basis.

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

                                                           High            Low
                                                           ----            ---

YEAR ENDED DECEMBER 31, 2000:
  First Quarter........................................  $  4.25         $  1.37
  Second Quarter.......................................     4.03            1.75
  Third Quarter........................................     1.93            0.77
  Fourth Quarter.......................................     0.70            0.11

YEAR ENDED DECEMBER 31, 2001:
  First Quarter........................................  $  0.63         $  0.11
  Second Quarter.......................................     0.25            0.13
  Third Quarter........................................     0.34            0.11
  Fourth Quarter.......................................     0.34            0.16

YEAR ENDED DECEMBER 31, 2002:
  First Quarter (as of March 18, 2002).................  $  0.50         $  0.19

     As of March 18, 2002, there were approximately 309 holders of record of our common stock. As of March 18, 2002, the closing price for our common stock was $0.23.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During October 2001, we issued 750,000 shares of restricted common stock at a price of $0.16 per share, or an aggregate offering price of $120,000 to consultants as consideration for web development services rendered to our company. We also issued 300,000 shares of restricted common stock at a price of $0.16 per share, or an aggregate offering price of $48,000 to consultants as consideration for sales and marketing services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During November 2001, we issued 500,000 shares of restricted common stock at a price of $0.16 per share, or an aggregate offering price of $80,000, to a consultant in consideration for services rendered to our company. We issued 116,667 shares of restricted common stock at a price of $0.16 per share, or an aggregate offering price of $18,667, in consideration for web content provided to our company. We issued 817,750 shares of restricted common stock at a price of $0.16 per share, or an aggregate offering price of $130,500, as a financing fee for financing provided to the Company. We issued 1,385,000 shares of restricted common stock at a price of $0.10 per share, or an aggregate offering price of $138,500 as part of a private equity financing. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During December 2001, we issued 75,000 shares of restricted common stock at a price of $0.24 per share, or an aggregate offering price of $18,000, as a financing fee for financing provided to the Company. We issued 170,000 shares of restricted common stock at a price of $0.24 per share, or an aggregate offering price of $40,800, to a consultant in consideration for services rendered to our company. We issued 30,000 shares of restricted common stock at a price of $0.27 per share, or an aggregate offering price of $8,100, to a consultant in consideration for services rendered to our company. We issued 3,115,000 shares of restricted common stock at a price of $0.10 per share, or an aggregate offering price of $311,500 as part of a private equity. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the year ended December 31, 2001 was $11,027 compared to $44,728 for the year ended December 31, 2000. The decrease is due to declining banner-advertising revenue, and the delay of launching our subscription based streaming products until January 2002.

WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the year ended December 31, 2001, were $185,675 compared with $649,393 for the year ended December 31, 2000. The decrease is due to the Company discontinuing certain web content contracts and re-negotiating lower rates for existing website content.

PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the year ended December 31, 2001 were $93,173 compared with $161,601 for the year ending December 31, 2000. The decrease is due to a decrease in legal and trade marking activity.

RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of the company's software applications. Research and development expenses for the year ended December 31, 2001, were $292,216 compared with $372,622 for the year ended December 31, 2000 The decrease is due to the completion of many of the applications previously under development.

BUSINESS DEVELOPMENT

     Business development consists primarily of sales and marketing, investor relations, travel, and printing expenses. Business development expenses for the year ended December 31, 2001 were $784,705 compared to $389,722 for the year ended December 31, 2000 The increase is primarily due to common shares issued for sales and marketing agreements that the Company has signed to promote its newly completed line of real time streaming products.

OFFICE

     Office expenses consist primarily of salaries, premises rent, computer equipment leases, computer maintenance and storage expenses. Office expenses for the year ended December 31, 2001, were $748,864 compared to $889,763 for the year ended December 31, 2000. The decrease is due to lower salary expense during the year.

FINANCING EXPENSE

     During the year ended December 31, 2001, the Company incurred $329,265 in financing fees associated with loans and private equity financing transacted during the year. Of this amount, $282,240 related to the issuing of 1,757,750 shares of its common stock as a financing fee.

INTEREST AND OTHER INCOME

     Interest and other income consist of interest earned on cash and money market investments and gains and losses realized from the sale of marketable securities. Interest and other income for the year ended December 31, 2001, was a loss of $2,633 compared to a gain of $40,664 for the year ended December 31, 2000. The decrease is due to a loss on marketable securities and a decrease in interest income due to lower cash and cash equivalent balances.

GAIN ON RELINQUISHMENT OF RIGHTS

     During the year ended December 31, 2000, we relinquished its claim to future sales of Skyline Records, Inc. in exchange for the cancellation of 1,100,000 shares of the company owned by Skyline and a company related to Skyline. As a result of this transaction, we recognized a gain of $318,895. See
Note 5(a) to the Financial Statements.

LOSS FOR THE PERIOD

     As a result of the foregoing, we incurred a loss for the year ended December 31, 2001, of $2,425,504 or approximately $(0.10) per share, compared to a loss of $2,058,814, $(0.11) per share, for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash  totaled  $201,020  at December  31,  2001,  compared  $158,339 at
December 31, 2000, an increase of $42,680. Net cash of $587,464 was used in operations for the year ended December 31, 2001, primarily resulting from our net loss for the year, offset by the issuance of capital stock for services. Net cash provided by investing activities for the year ended December 31, 2001, was $22,370, resulting primarily from proceeds from the net sale of marketable securities, offset by the purchase of fixed assets. Net cash provided by financing activities for the year ended December 31, 2001, was $607,775, resulting from the issuance of new capital stock and note payable.

     We cannot predict the timing and amount of future capital expenditures. We believe, however, that cash on hand will be sufficient to fund our current operations into the second quarter of 2002. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient available capital resources. We will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business. In March 2002, the company issued 1,000,000 shares of restricted common stock at $0.10 for total proceeds of $100,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 25, 2002, the Company engaged Allan G. Hutchison, CPA as its new independent public accountant. The Company's former public accountant, Duncan Budge, C.A., retired from public practice. The decision to engage the Company's certifying accountant was recommended and approved by the Company's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS.

     The following table sets forth certain information regarding our directors and executive officers:

           NAME          AGE                    POSITION
           ----          ---                    --------

R. Keith Guelpa.......   55    Chief Executive Officer, President, and Director
Ian D. Lambert........   56    Director
Robert J. Thompson....   59    Chairman of the Board
Keith J. Randall......   35    Treasurer, Chief Financial Officer, and Secretary

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

     ROBERT J. THOMPSON has served as our Chairman of the Board since February 2000. Since May 1996, Mr. Thompson has served as the President of BIMSI Marketing Services, Inc., Vancouver, Canada, a privately held company that manages the worldwide marketing activities for Birkman International, Inc., Houston, Texas, which is one of the world's leading companies in employment behavior assessment companies utilized by Fortune 500 companies. From October 1994 until May 1996, he served as President of The Robert Thompson Partnership, Certified Management Consultants Inc., a division of which was the predecessor firm of Bimsi Marketing Services. For over 30 years, Mr. Thompson practiced as a professional management consultant and was a partner of KPMG Management Consultants, Woods Gordon/Clarkson Gordon, and Ernst & Whitney. He has served as a director on many Boards and until recently served as Chairman of C.M. Oliver Inc. He devotes approximately 20% of his time to our business.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2001, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 1999, and 2001 earned by our chief executive officer. No other executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2001. We consider Messrs. Guelpa and Randall to be our executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                                                       AWARDS
                                                                   OTHER ANNUAL     SECURITIES       ALL OTHER
NAME AND                                                   BONUS   COMPENSATION      UNDERLYING     COMPENSATION
PRINCIPAL POSITION                YEAR    SALARY ($) (2)    ($)       ($)(3)          OPTIONS (#)      ($) (4)
------------------                ----    --------------    ---       ------       --------------   ------------
R. Keith Guelpa.................  2001       $125,000        --           --               --          50,000
CEO, President, and Director (1)  2000       $175,000        --           --          350,000              --
                                  1999       $ 43,414        --           --               --              --

(1)  Mr. Guelpa became our Chief Executive Officer during 1999.
(2) $72,983 of Mr. Guelpa's salary was accrued as at December 31, 2001 but has not yet been paid as at March 18, 2002.
(3) The officer listed also received certain perquisites, the value of which did not exceed 10% of his salary during fiscal 1999 and 2000.
(4) In May 2000, the Company loaned Mr. Keith Guelpa $80,000 to provide relocation assistance. During 2001, the Company's Board of Directors approved forgiving $50,000 of the loan.

YEAR END OPTION VALUES

     The following table provides information respecting the options held by our Chief Executive Officer as of December 31, 2001. He did not exercise options during fiscal 2001.

                      OPTIONS HELD AS OF DECEMBER 31, 2001

                                 NUMBER OF SECURITIES         VALUE OF OPTIONS
                                UNDERLYING UNEXERCISED            AT FISCAL
NAME                        OPTIONS AT FISCAL YEAR-END (1)        YEAR-END
                            ------------------------------    ------------------
                            EXERCISABLE      UNEXERCISABLE

R. Keith Guelpa..........     350,000             --              $21,500

(1) Value of options is the difference between the option exercise prices and the market value of the Quotemedia common stock as at December 31, 2001 ($0.33).

1999 STOCK OPTION PLAN

     During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock was initially reserved for issuance under the plan. In September 1999, this number was increased to 2,500,000 and further increased to 6,000,000 during 2001. As of March 18, 2002, no shares of our common stock had been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 5,165,000 shares of our common stock under the plan.

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

RECENT GRANTS OF STOCK OPTIONS

     From the period January 1, 2002 to March 18, 2002 no options were granted by the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 18, 2002 for (i) all directors, our Chief Executive Officer, and the other executive officer; (ii) all directors and officers as a group; and (iii) each person known by us to beneficially own more than 5% of our common stock.

                                                                      SHARES
                                                                   BENEFICIALLY
NAME OF BENEFICIAL OWNER                                           OWNED (1)(2)     PERCENT (2)
------------------------                                           ------------     -----------
DIRECTORS AND EXECUTIVE OFFICERS:
R. Keith Guelpa..................................................  9,376,581(3)        22.7%
Ian D. Lambert...................................................    350,638(4)         1.0%
Keith Randall....................................................    588,250(5)         1.5%
Robert Thompson..................................................    550,000(6)         1.6%

All executive officers and directors as a group (4 persons)...... 10,865,469           25.4%

5% or Greater Stockholder:
Duane Nelson.....................................................  4,420,100(7)        11.5%

----------
(1) Unless otherwise indicated, all persons listed have sole voting and investment power, subject to applicable community property law, over their shares unless otherwise indicated, and can be reached at 14500 Northsight Boulevard, Suite 329, Scottsdale, Arizona, 85260.
(2) The percentages shown are calculated based upon 35,589,529 shares of common stock outstanding on March 18, 2002. The numbers and percentages shown include the shares of common stock actually owned as of March 18, 2002, and the shares of common stock that the person or group had the right to acquire within 60 days of March 18, 2002. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 18, 2002 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes 3,360,000 shares of our common stock held in the name of Keeva Trust, which is the trustee for a trust to which Mr. Guelpa's wife and children are beneficiaries, as well as 35,667 shares of our common stock owned in the name of Mr. Guelpa's wife. Mr. Guelpa disclaims any and all beneficial ownership of Keeva Trust shares. Also includes 5,745,914 shares of common stock issuable upon exercise of stock options and warrants directly held by Mr. Guelpa.
(4) Includes 325,000 shares of common stock issuable upon exercise of stock options.
(5) Includes 563,250 shares of common stock issuable upon exercise of stock options and warrants.
(6) Represents 550,000 shares of common stock issuable upon exercise of stock options.
(7) Includes 2,965,600 shares of common stock issuable upon exercise of stock options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(5) In May 2000, we re-located our corporate offices to Scottsdale, Arizona. Our company loaned Mr. Keith Guelpa, our Chief Executive Officer, $80,000 to provide relocation assistance. The loan bears interest at the rate of prime plus 0.5%. Repayment terms are at the discretion of our board of directors. During 2001, the Company's Board of Directors approved forgiving $50,000 of the loan. During 2001, Mr. Guelpa made loans to the company and deferred salary that combined totaled $265,000 at December 31, 2001. To compensate Mr. Guelpa, the Company awarded him a total of 5,395,914 warrants at an average price of $0.16.

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

Date: March 18, 2002                   QUOTEMEDIA.COM, INC.


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


/s/ Robert J. Thompson       Chairman of the Board                March 18, 2002
------------------------
Robert J. Thompson


/s/ R. Keith Guelpa          President, Chief Executive           March 18, 2002
------------------------     Officer, and Director
R. Keith Guelpa


/s/ Keith J. Randall         Vice President, Treasurer,           March 18, 2002
------------------------     Secretary, and Chief Financial
Keith J. Randall             Officer (Principal Financial and
                             Accounting Officer)

/s/ Ian D. Lambert           Director                             March 18, 2002
------------------------
Ian D. Lambert

                                    PART F/S
                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report                                          F-1

Balance Sheet                                                         F-2

Statement of Operations                                               F-3

Statement of Cash Flows                                               F-4

Statement of Stockholders' Equity                                     F-5

Notes to Financial Statements                                         F-6 - F-11

                             ALLAN G. HUTCHISON, CPA
                          PARADISE VILLAGE OFFICE PARK
                         11811 NORTH TATUM BLVD., #P-199
                           PHOENIX, ARIZONA 85028-1616
                            TELEPHONE: (602) 953-6996
                            FACSIMILE: (602) 953-6993

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
QUOTEMEDIA.COM, INC. (a Development Stage Company)


We have audited the balance sheet of QUOTEMEDIA.COM, INC. (a Development Stage Company) as at December 31, 2001 and the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Quotemedia.com, Inc. as of December 21, 2000 were audited by other auditors whose report dated March 23, 2001 raised going concern issues raised in Note 2.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit report provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001, in conformity with generally United States of America accepted accounting principles applied on a consistent basis.

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



Phoenix, Arizona                        Allan G. Hutchison, CPA
March 22, 2002

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                        AS AT DECEMBER 31, 2001 AND 2000

ASSETS                                     DECEMBER 31, 2001   DECEMBER 31, 2000
                                           -----------------   -----------------
CURRENT ASSETS

  Cash and cash equivalents                    $   201,020        $   158,339
  Marketable securities                                 --             41,420
  Accounts receivable                                   --              3,443
  Deposits                                          15,404             30,538
                                               -----------        -----------
     Total current assets                          216,424            233,740

  Fixed assets, net (Note 4)                        49,064             47,518

  Due from related parties (Note 5)                     --             96,863
                                               -----------        -----------
                                               $   265,488        $   378,121
                                               ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $   345,137        $   189,146
  Note payable                                     127,775                 --
  Deferred revenue                                      --              2,055
  Due to related parties, net (Note 5)             240,753                 --
                                               -----------        -----------
                                                   713,665            191,201
                                               -----------        -----------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
    shares authorized, 33,714,529 shares
    issued and outstanding (Note 6)                 33,715             20,558
  Additional paid-in capital                     4,740,955          2,943,705
  Share subscription receivable                    (20,000)                --
  Accumulated deficit                           (5,202,847)        (2,777,343)
                                               -----------        -----------
                                                  (448,177)           186,920
                                               -----------        -----------
                                               $   265,488        $   378,121
                                               ===========        ===========

"Comparative Figures" (Note 7)
"Commitments" (Note 8)
"Subsequent Events" (Note 9)

See accompanying notes                                                       F-2

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                        YEAR ENDED           YEAR ENDED
                                                     DECEMBER 31, 2001    DECEMBER 31, 2000
                                                     -----------------    -----------------
OPERATING REVENUE

  Licensing fees                                       $      7,856          $     24,529
  Advertising                                                 3,171                20,199
                                                       ------------          ------------
                                                             11,027                44,728
OPERATING EXPENSES

  Business development (marketing)                          784,705               389,722
  Financing expense                                         329,265                    --
  Office                                                    748,864               889,763
  Professional fees                                          93,173               161,601
  Research and development                                  292,216               372,622
  Website content                                           185,675               649,393
                                                       ------------          ------------
                                                          2,433,898             2,463,101
                                                       ------------          ------------

  OPERATING LOSS                                         (2,422,871)           (2,418,373)

  OTHER INCOME
   Interest and other income (loss)                          (2,633)               40,664
   Gain on relinquishment of rights (Note 6 (a))                 --               318,895
                                                       ------------          ------------
                                                             (2,633)              359,559

                                                       ============          ============
Loss for period                                        $ (2,425,504)         $ (2,058,814)
                                                       ============          ============
EARNINGS PER SHARE

  Basic loss per share                                 $      (0.10)         $      (0.11)
                                                       ============          ============

  Diluted                                              $      (0.10)         $      (0.10)
                                                       ============          ============
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                                  23,672,406            19,428,480
                                                       ============          ============

  Diluted                                                24,749,221            19,804,742
                                                       ============          ============

See accompanying notes                                                       F-3

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        YEAR ENDED           YEAR ENDED
                                                     DECEMBER 31, 2001    DECEMBER 31, 2000
                                                     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

LOSS FOR PERIOD                                        $(2,425,504)          $(2,058,814)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN
OPERATING ACTIVITIES
  Depreciation                                              14,710                11,851
  Loss on sale of marketable securities                      2,794                 3,116
  Gain on relinquishment of rights                              --              (318,895)
  Issuance of capital stock for services                 1,310,407               334,249
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                        3,443                20,488
  Deposits                                                  15,134               (30,538)
  Accounts payable                                         155,991                58,906
  Deferred revenue                                          (2,055)                2,055
  Due from related parties                                 337,616              (209,168)
                                                       -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                     (587,464)           (2,186,750)
                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of marketable securities               81,626                57,964
  Purchase of marketable securities                        (43,000)                   --
  Fixed assets                                             (16,256)              (45,163)
                                                       -----------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   22,370                12,801
                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in note payable                                 150,000                    --
  Repayment of note payable                                (69,250)                   --
  Increase in financing fee payable                         47,025                    --
  Share subscription receivable                            (20,000)                   --
  Issuance of capital stock for debt                        71,500                    --
  Issuance of capital stock for cash                       428,500             1,660,250
                                                       -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  607,775             1,660,250
                                                       -----------           -----------

NET INCREASE (DECREASE) IN CASH                             42,681              (513,699)

CASH, BEGINNING OF PERIOD                                  158,339               672,038
                                                       -----------           -----------

CASH, END OF PERIOD                                    $   201,020           $   158,339
                                                       ===========           ===========

See accompanying notes                                                       F-4

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                     CAPITAL STOCK
                                              --------------------------     ADDITIONAL
                                                COMMON                        PAID-IN
                                                SHARES         AMOUNT         CAPITAL        DEFICIT
                                              -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                     17,227,684         17,228      1,370,536       (718,529)

  Shares issued  - for cash                     3,551,999          3,552      1,656,698             --

  Shares issued - for services                    877,929            878        333,371             --

  Shares cancelled (Note 6 (a))                (1,100,000)        (1,100)      (416,900)            --

  Loss for period                                      --             --             --     (2,058,814)
                                              -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                     20,557,612    $    20,558    $ 2,943,705    $(2,777,343)
                                              ===========    ===========    ===========    ===========

  Shares issued  - for cash                     4,285,000          4,285        424,215             --

  Shares issued - for services                  8,156,917          8,157      1,302,250             --

  Shares issued - for debt                        715,000            715         70,785             --

  Loss for period                                      --             --             --     (2,425,504)
                                              -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                     33,714,529    $    33,715    $ 4,740,955    $(5,202,847)
                                              ===========    ===========    ===========    ===========

See accompanying notes                                                       F-5

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2001

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

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2001

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

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2001

4.   FIXED ASSETS

     Cost                                                          $ 78,341
     Accumulated Depreciation                                       (29,277)
                                                                   --------
     Net Value                                                     $ 49,064
                                                                   ========

5.   RELATED PARTY TRANSACTIONS

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

     b) In May 2000, the Company's re-located its corporate offices to Scottsdale, Arizona. The Company loaned Mr. Keith Guelpa, the Chief Executive Officer of the Company, $80,000 to provide relocation assistance. The loan bears interest at the rate of prime plus 1/2 percent. Repayment terms are at the discretion of the Board of Directors. During 2001, the Company forgave $50,000 of the loan.

     c) During 2001, Mr. Guelpa made loans to the company and deferred salary that combined totaled $265,000 at December 31, 2001. To compensate Mr. Guelpa, the Company awarded him a total of 5,395,914 warrants at an average price of $0.16.

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2001

6.   CAPITAL STOCK

     A) AUTHORIZED SHARE CAPITAL

            400,000           Series A-1 preferred, $0.001 par value
          1,036,500           Series A-11 preferred, $0.001 par value
          8,563,000           non-designated preferred, $0.001 par value
         50,000,000           common shares, $0.001 par value

     B) ISSUED SHARE CAPITAL

        Preferred,              Series A-1, A-11 and non-designated, none issued

        Common,                 33,714,529

     C) ADDITIONAL PAID-IN CAPITAL

     The excess of proceeds received for common shares over their par value of $0.001 is credited to additional paid in capital.

     D) STOCK OPTION PLAN

     The Company has a stock option plan whereby shares of the Company's common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and independent contractors of the company. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of fair market value. The options generally vest after one year unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time it is granted and may extend to a maximum of ten years. At December 31, 2001, the Company has reserved 6,000,000 options for issuance under the stock option plan. Options may also be granted outside the Company stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of five years. An unlimited number of options may be granted by the Company outside the Company stock option plan at the discretion of the Board of Directors.

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2001

6.   CAPITAL STOCK (CONTINUED)

     The   following   table  sets  forth   certain  stock  option  and  warrant
     information:

                                                                              Weighted-Average
                                                     Options and Warrants     Exercise Price
                                                     --------------------     --------------
Outstanding at December 31, 1999                            1,000,000             $1.39

  Granted under company stock option plan                   2,305,000             $0.95
  Granted outside company stock option plan                   350,000             $1.64
  Exercised                                                  (100,000)            $0.75
  Cancelled                                                (1,580,000)            $1.89
                                                          -----------             -----
Outstanding at December 31, 2000                            1,975,000             $0.55
                                                          -----------             -----

  Granted under company stock option plan                   3,365,000             $0.19
  Granted outside company stock option plan                        --
  Warrants granted                                          7,774,764             $0.16
  Expired                                                     (75,000)            $2.00
  Cancelled                                                  (100,000)            $0.75
                                                          -----------             -----
Outstanding at December 31, 2001                           12,939,764             $0.19
                                                          ===========             =====

                          Options and Warrants Outstanding                 Options and Warrants Exercisable
                 ----------------------------------------------------      ---------------------------------
                                     Weighted
                     Number           Average            Weighted              Number           Weighted
  Range of       Outstanding at      Remaining            Average          Exercisable at        Average
Exercise Price   Dec. 31, 2001    Contractual Life     Exercise Price      Dec. 31, 2001      Exercise Price
--------------   -------------    ----------------     --------------      -------------      --------------
  $0.10-1.68       12,939,764           4.51               $0.19             12,839,764           $0.19

     As explained in note 3 d), if the Company has adopted only the disclosure provisions of FAS 123 for options granted under the existing employee stock option plan. As at December 31, 2001 all stock options have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for the stock option plan in the statement of operations.

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                DECEMBER 31, 2001

6.   CAPITAL STOCK (CONTINUED)

     FAS 123 uses a fair value method of calculating the cost of stock option grants. Had the Company elected to recognize compensation cost for its option plans based on this method net income and earnings per share would have been as follows:

                                                    2001                2000
                                                    ----                ----
Net income:
  As reported                                $  (2,425,504)       $  (2,058,814)
  Pro forma                                     (3,462,135)          (2,109,046)
Basic earnings per share:
  As reported                                        (0.10)               (0.11)
  Pro forma                                          (0.15)               (0.11)
Diluted earnings per share:
  As reported                                        (0.10)               (0.10)
  Pro forma                                          (0.14)               (0.11)

     The weighted average fair value of the options and warrants granted during the year is $0.17 per share.

     The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001: expected dividend yield of 0%, expected stock price volatility of 209%, a risk free interest rate of 5%; and an expected life of options of one year.

7.   COMPARATIVE FIGURES

     Certain figures in the comparative period have been reclassified to conform to the current year's presentation.

8.   COMMITMENTS

     The Company has a premise lease commitment extending two years. Commitments total $50,922 and $21,218 in years 2002 and 2003, respectively.

9.   SUBSEQUENT EVENTS

     In March 2002, the company issued 1,000,000 shares of restricted common stock at $0.10 for total proceeds of $100,000.