Form 10QSB
period 2002-03-31
QUOTEMEDIA COM INC
filed 2002-05-10
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15 D of
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

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

On  May  9,  2002,  the  Registrant  had  37,739,529   shares  of  common  stock
outstanding.

                              QUOTEMEDIA.COM , INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                            Page
                                                                            ----

Part I.   Financial Information

          Item 1.   Financial Statements                                       3

                    Balance Sheets                                             3

                    Statements of Operations                                   4

                    Statements of Cash Flows                                   5

                    Notes to Financial Statements                              6

          Item 2.   Management's Discussion and Analysis                       7


Part II.  Other Information

          Item 1.   Legal Proceedings                                         11

          Item 2.   Changes in Securities                                     11

          Item 3.   Defaults Upon Senior Securities                           11

          Item 4.   Submission of Matters to a Vote of Security Holders       11

          Item 5.   Other Information                                         11

          Item 6.   Exhibits and Reports on Form 8-K                          11


          Signatures                                                          12

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


ASSETS                                                            MARCH 31, 2002
                                                                  --------------
CURRENT ASSETS
Cash and cash equivalents                                           $   121,163
Accounts receivable                                                         284
Deposits                                                                 15,404
                                                                    -----------
Total current assets                                                    136,851

Fixed assets, net                                                        53,637
                                                                    -----------
                                                                    $   190,488
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $   258,473
Note payable                                                             97,775
Deferred revenue                                                          1,760
Due to related parties, net                                             250,003
                                                                    -----------
                                                                        608,011
                                                                    -----------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares
authorized, 36,389,529 shares issued and outstanding                     36,390
Additional paid-in capital                                            5,189,530
Accumulated deficit                                                  (5,643,443)
                                                                    -----------
                                                                       (417,523)
                                                                    -----------
                                                                    $   190,488
                                                                    ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 2002       MARCH 31, 2001
                                           --------------       --------------
OPERATING REVENUE
Advertising                                 $      1,458         $      1,446
Licensing fees                                     4,433                2,977
                                            ------------         ------------
                                                   5,891                4,423

OPERATING EXPENSES
Business development                               2,903                9,142
Financing expense                                287,750                   --
Office                                            61,151              165,021
Professional fees                                  5,068               31,437
Research and development                          44,223               14,422
Website content                                   45,482               76,360
                                            ------------         ------------
                                                 446,577              296,382
                                            ------------         ------------

OPERATING LOSS                                  (440,686)            (291,959)

OTHER INCOME AND EXPENSES
Interest income                                       90                  135
Loss on sale of marketable securities                 --               (2,794)
                                            ------------         ------------
                                                      90               (2,659)

LOSS FOR PERIOD                                 (440,596)            (294,618)
                                            ============         ============

EARNINGS PER SHARE
Basic loss per share                        $      (0.01)        $      (0.01)
                                            ============         ============

Diluted                                     $      (0.01)        $      (0.01)
                                            ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                         34,285,362           20,576,362
                                            ============         ============

Diluted                                       38,698,297           21,321,210
                                            ============         ============

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                   MARCH 31, 2002       MARCH 31, 2001
                                                   --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                              $(440,596)          $(294,618)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
Depreciation expense                                      4,000               3,564
Loss on sale of marketable securities                        --               2,794
Issuance of capital stock for services                  271,250              11,250
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                        (284)              2,370
Deposits                                                     --                (276)
Accounts payable                                        (86,664)             32,847
Deferred revenue                                           1760                (347)
Due from related parties, net                             9,250              99,119
                                                      ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                 $(241,284)          $(143,297)
                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities           $      --           $  38,626
Purchase of marketable securities                            --             (43,000)
Fixed assets                                             (8,573)                 --
                                                      ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                    (8,573)             (4,374)
                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of capital stock for cash                      180,000                  --
Repayment of note payable                               (30,000)                 --
Share subscription receivable                            20,000                  --
                                                      ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               170,000                  --
                                                      ---------           ---------

NET (DECREASE) IN CASH                                  (79,857)           (147,671)

CASH, BEGINNING OF PERIOD                               201,020             158,339
                                                      ---------           ---------

CASH, END OF PERIOD                                   $ 121,163           $  10,668
                                                      =========           =========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2002

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

     These financial statements should be read in conjunction with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2001 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated March 18, 2002.

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

     This report should be read in conjunction with our Form 10-KSB filed with the Securities and Exchange Commission dated March 18, 2001.

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three- month period ended March 31, 2002 was $5,891 compared to $4,423 for the three month period ended March 31, 2001. The increase is due to subscription revenue resulting from the introduction of our real-time QuoteStream product.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended March 31, 2002 were $45,482 compared with $76,360 for the three month period ending March 31, 2001. The decrease is due to the Company re-negotiating lower rates for website content.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended March 31, 2002 were $5,068 compared with $31,437 for the three month period ending March 31, 2001. The decrease is due to decreased legal activity for the period.

     RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of our company's software applications. Research and development expenses for the three month period ended March 31, 2002 were $44,223 compared with $14,422 for the three month period ended March 31, 2001. The increase is due to the development of our Quotestream product.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended March 31, 2002 were $2,903 compared to $9,142 for the three month period ended March 31, 2001. The decrease is due to a reduction of business development spending due to poor market conditions.

     OFFICE

     Office expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office expenses for the three month period ended March 31, 2002 were $61,151 compared to $165,021 for the three month period ended March 31, 2001. The decrease is due to lower salary expense and lower computer storage costs for the quarter resulting from a credit received for past over billing.

     FINANCING EXPENSE

     During the three months ended March 31, 2002, the Company incurred $287,750 in financing fees resulting from the issuing of 875,000 shares of its common stock associated with loans and private equity financing transacted during the period.

INTEREST INCOME

Interest   income   consists  of  interest  earned  on  cash  and  money  market investments. Interest income for the three month period ended March 31, 2002 was $90 compared to $135 for the three month period ended March 31, 2001.

LOSS ON SALE OF MARKETABLE SECURITIES

No marketable securities were sold during the three month period ended March 31, 2002. The Company incurred a loss on the sale of marketable securities of $2,794 for the three month period ending March 31, 2001.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended March 31, 2002 of $440,596 or approximately $(0.01) per share compared to a loss of $294,618 and $ (0.01) per share for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $121,163 at March 31, 2002, as compared with $201,020 at December 31, 2001, a decrease of $79,857. Net cash of $241,284 was used in operations for the three months ended March 31, 2002, primarily resulting from our net loss for the period and a decrease in accounts payable offset by the issuance of capital stock for services. Net cash used in investing activities for the three months ended March 31, 2002 was $8,573 resulting from the purchase of fixed assets. Net cash provided by financing activities for the three months ended March 31, 2002 was $170,000 resulting from the issuance of capital stock for cash and the decrease in share subscription receivable offset by the partial repayment of notes payable.

We cannot predict the timing and amount of future capital expenditures. We believe, however, that cash on hand will be sufficient to fund our current operations through the second quarter of 2002. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient available capital resources. We will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business. In April 2002, the company issued 200,000 shares of restricted common stock at $0.10 for total proceeds of $20,000.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES

During January 2002, we issued 500,000 shares of restricted common stock at a price of $0.37 per share, or an aggregate price of $185,000, as a financing fee for financing provided to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During March 2002, we issued 300,000 shares of restricted common stock at a price of $0.23 per share, or an aggregate price of $69,000, as a financing fee for financing provided to the Company. We issued 75,000 shares of restricted common stock at a price of $0.23 per share, or an aggregate price of $17,250, as a financing fee for financing provided to the Company. We issued 1,800,000 shares of restricted common stock at a price of $0.10 per share, or an aggregate offering price of $180,000 as part of a private equity. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

On February 25, 2002, the Company filed a Current Report on Form 8-K regarding the change in the Company's independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         QUOTEMEDIA.COM, INC.


                                         Dated: May 9, 2002



                                         By: /s/ R. Keith Guelpa
                                             -----------------------------------
                                             R. Keith Guelpa,
                                             President
                                             (Principal Executive Officer)



                                         By: /s/ Keith J. Randall
                                             -----------------------------------
                                             Keith J. Randall, C.A.,
                                             Chief Financial Officer
                                             (Principal Accounting Officer)