Form 10QSB
period 2002-06-30
QUOTEMEDIA COM INC
filed 2002-08-13
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15 D of
                       the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2002


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

On August 9, 2002, the Registrant had 42,919,529 shares of common stock outstanding.

                              QUOTEMEDIA.COM, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


                                                                            Page

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

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

ASSETS                                                             JUNE 30, 2002
                                                                   -------------
CURRENT ASSETS

Cash and cash equivalents                                           $     5,829
Accounts receivable                                                         289
Deposits                                                                 15,448
                                                                    -----------
Total current assets                                                     21,566

Fixed assets, net                                                        50,261
                                                                    -----------
                                                                    $    71,827
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                    $   266,554
Note payable                                                             87,775
Deferred revenue                                                          6,000
Due to related parties, net                                             365,245
                                                                    -----------
                                                                        725,574
                                                                    -----------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 50,000,000 shares
authorized, 37,869,529 shares issued and outstanding                     37,870
Additional paid-in capital                                            5,360,550
Accumulated deficit                                                  (6,052,167)
                                                                    -----------
                                                                       (653,747)
                                                                    -----------
                                                                    $    71,827
                                                                    ===========

"Subsequent Events" (Note 3)

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                          SIX             SIX            THREE           THREE
                                         MONTHS          MONTHS          MONTHS          MONTHS
                                         ENDED           ENDED           ENDED           ENDED
                                     JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                      ------------    ------------    ------------    ------------
OPERATING REVENUE

Advertising                           $      6,165    $      1,713    $      4,707    $        267
Licensing fees                              12,580           5,365           8,147           2,388
                                      ------------    ------------    ------------    ------------
                                            18,745           7,078          12,854           2,655

OPERATING EXPENSES

Business development                         4,929         138,858           2,026         129,716
Financing expense                          340,250          75,000          52,500              --
Office and administration                  322,828         257,863         261,677          92,842
Professional fees                            7,325          50,473           2,257          19,036
Research and development                    96,070          30,936          51,847          16,514
Website content                             96,777         110,687          51,295          34,327
                                      ------------    ------------    ------------    ------------
                                           868,179         663,817         421,602         292,435
                                      ------------    ------------    ------------    ------------

OPERATING LOSS                            (849,434)       (656,739)       (408,748)       (289,780)

OTHER INCOME AND EXPENSES
Interest income                                114             146              24              11
Loss on sale of securities                      --          (2,794)             --              --
                                      ------------    ------------    ------------    ------------
                                               114          (2,648)             24              11

LOSS FOR PERIOD                           (849,320)       (659,387)       (408,724)       (289,769)
                                      ============    ============    ============    ============

EARNINGS PER SHARE

Basic loss per share                  $      (0.02)   $      (0.03)   $      (0.01)   $      (0.01)
                                      ============    ============    ============    ============

Diluted                               $      (0.02)   $      (0.03)   $      (0.01)   $      (0.01)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                   35,984,032      20,679,711      37,664,034      19,240,683
                                      ============    ============    ============    ============

Diluted                                 39,551,898      21,499,800      39,313,938      20,693,183
                                      ============    ============    ============    ============

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 2002      JUNE 30, 2001
                                                         ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                 $(849,320)         $(659,387)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Depreciation expense                                         8,054              7,127
Loss on sale of marketable securities                           --              2,794
Issuance of capital stock for services                     323,750            213,750
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                           (289)             3,159
Deposits                                                       (44)            (6,793)
Accounts payable                                           (78,583)            39,925
Deferred revenue                                             6,000             (2,055)
Due from related parties, net                              124,492            148,014
                                                         ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                    $(465,940)         $(253,466)
                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities              $      --          $  81,626
Purchase of marketable securities                               --            (43,000)
Fixed assets                                                (9,251)                --
                                                         ---------          ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (9,251)            38,626
                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Share subscription receivable                               20,000                 --
Repayment of note payable                                  (40,000)           100,000
Issuance of capital stock for cash                         200,000                 --
Issuance of capital stock for debt                         100,000                 --
                                                         ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  280,000            100,000
                                                         ---------          ---------

NET DECREASE IN CASH                                      (195,191)          (114,840)

CASH, BEGINNING OF PERIOD                                  201,020            158,339
                                                         ---------          ---------

CASH, END OF PERIOD                                      $   5,829          $  43,499
                                                         =========          =========

                             See accompanying notes

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      SIX MONTH PERIOD ENDED JUNE 30, 2002

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

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

3.   SUBSEQUENT EVENTS

     In July and August of 2002, the company issued 2,700,000 shares of restricted common stock at $0.05 for total proceeds of $135,000.

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

     Our new QuoteStream(TM) product line is comprised of three products (QuoteStream Lite, QuoteStream, and QuoteStream Pro), all based on the company's revolutionary, proprietary Java Applet that delivers a broad range of value-added financial information and services, such as market indices, stock watch lists, charts, delayed and real-time Level I and Level II streaming (dynamically updated) content in a small (under 100k) web delivered micro-application that requires no downloads or user-resident software, and resides on the user's computer desktop.

     We have designed our QuoteStream(TM) products specifically for private branding by brokerage, banking, and web portal companies ("Corporate Partners"), and to meet the needs of their customers. QuoteStream enables a Corporate Partner to complement their existing product offering, differentiate themselves from their competition, and generate potentially substantial incremental revenue. This comprehensive micro-application, allows Corporate Partners to offer their own private branded QuoteStream Lite product at no cost to the Partner Company and no cost to their customer. In addition, Partners can offer and up-sell the enhanced QuoteStream and QuoteStream Pro products.

     We will derive the majority of our revenue from monthly user subscription fees for Level I and Level II products, which we share with our corporate marketing partners. We will also derive revenue from other sources such as email list rentals, banner ads etc.

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three month period ended June 30, 2002 was $12,854 compared to $2,655 for the three month period ended June 30, 2001. Revenue for the six month period ended June 30, 2002 was $18,745 compared to $7,078 for the six month period ended June 30, 2001. The increase is due to increased licensing fees and banner-advertising revenue related to the Company's Quotestream product.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended June 30, 2002 were $51,295 compared with $34,327 for the three month period ending June 30, 2001. Website content expenses for the six month period ended June 30, 2002 were $96,777 compared with $110,687 for the six month period ending June 30, 2001. The decrease is due to the Company re-negotiating lower rates for website content.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended June 30, 2002 were $2,257 compared with $19,036 for the three month period ending June 30, 2001. Professional fees for the six month period ended June 30, 2002 were $7,325 compared with $50,473 for the six month period ending June 30, 2001. The decrease is due to a decrease in legal fees associated with trade marking activity and other legal matters.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs associated with the design, programming, and testing of our company's software applications. Research and development expenses for the three month period ended June 30, 2002 were $51,847 compared with $16,514 for the three month period ended June 30, 2001. Research and development expenses for the six month period ended June 30, 2002 were $96,070 compared $30,936 for the six month period ended June 30, 2001. The increase is due to the development of the Company's Quotestream product.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended June 30, 2002 were $2,026 compared to $129,716 for the three month period ended June 30, 2001. Business development expenses for the six month period ended June 30, 2002 were $4,929 compared to $138,858 for the six month period ended June 30, 2001. The decrease is due to a reduction of business development spending due to poor market conditions.

     FINANCING EXPENSE

     Financing expenses relate to the cost of common stock issued for assistance in obtaining equity and debt financing. Financing expenses during the three month period ended June 30, 2002 were $52,500. No financing expenses were incurred for the three period ended June 30, 2001. Financing expenses for the six month period ended June 30, 2002 were $340,250 compared to $75,000 for the six month period ended June 30, 2001. The increase is due to a larger number of shares required to be issued for assistance in obtaining financing due to poor market conditions.

     OFFICE AND ADMINISTRATION

     Office and administration expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office and administration expenses for the three month period ended June 30, 2002 were $261,677 compared to $92,842 for the three month period ended June 30, 2001. Office and administration expenses for the six month period ended June 30, 2002 were $322,828 compared to $257,863 for the six month period ended June 30, 2001. The increase is due to salary and relocation expenses that were accrued during the period but remain unpaid as at June 30, 2002.

INTEREST INCOME

Interest income consists of interest earned on cash and money market investments. Interest income for the three month period ended June 30, 2002 was $24 compared to $11 for the three month period ended June 30, 2001. Interest income for the six month period ended June 30, 2002 was $114 compared to $146 for the six month period ended June 30, 2001.

LOSS ON SALE OF MARKETABLE SECURITIES

The Company had no sales of marketable securities in the six month period ended June 30, 2002. The Company incurred a loss on the sale of marketable securities of $2,794 for the six month period ending June 30, 2001.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended June 30, 2002 of $408,724 or approximately $(0.01) per share compared to a loss of $289,769 and $ (0.01) per share for the three months ended June 30, 2001. The Company incurred a loss for the six months ended June 30, 2002 of $849,320 or approximately $(0.02) per share compared to a loss of $659,387 and $ (0.03) per share for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $5,829 at June 30, 2002, as compared with $158,339 at December 31, 2001, a decrease of $195,191. Net cash of $465,940 was used in operations for the six months ended June 30, 2002, primarily resulting from our net loss for the period offset by an increase in amounts due to related parties and the issuance of capital stock for services. Net cash used by investing activities for the six months ended June 30, 2002 was $9,251 resulting from the purchase of fixed assets. Net cash provided by financing activities for the six months ended June 30, 2002 was $280,000 resulting from the issuance of capital stock for cash and debt and the decrease in share subscription receivable, offset by the partial repayment of notes payable.

We cannot predict the timing and amount of future capital expenditures. In July and August of 2002, the company issued 2,700,000 shares of restricted common stock at $0.05 for total proceeds of $135,000. We believe that cash on hand will be sufficient to fund our current operations through the third quarter of 2002. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient available capital resources. We will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - none

ITEM 2. CHANGES IN SECURITIES

During April 2002, we issued 150,000 shares of restricted common stock at a price of $0.22 per share, or an aggregate price of $33,000 as a financing fee for financing provided to the Company. We issued 200,000 shares of restricted common stock at a price of $0.10 per share, or an aggregate offering price of $20,000 as part of a private equity financing. We issued 1,000,000 shares of restricted common stock at a price of $0.10 for in consideration for debt owed by the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During May 2002, we issued 130,000 shares of restricted common stock at a price of $0.15 per share, or an aggregate price of $19,500, as a financing fee for financing provided to the Company.. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - none

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5. OTHER INFORMATION - none

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUOTEMEDIA.COM, INC.


                                        Dated: August 9, 2002



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