Form 10QSB
period 2002-09-30
QUOTEMEDIA COM INC
filed 2002-11-14
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  The quarterly period ended September 30, 2002

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

On November 12, 2002, the Registrant had 44,176,529 shares of common stock outstanding.

                              QUOTEMEDIA.COM , INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                            Page
                                                                            ----
Part I. Financial Information

         Item 1.  Financial Statements                                         3


                  Balance Sheets                                               3

                  Statements of Operations                                     4

                  Statements of Cash Flows                                     5

                  Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis                         7

         Item 3.  Controls and Procedures                                     11


Part II. Other Information

         Item 1.  Legal Proceedings                                           12

         Item 2.  Changes in Securities                                       12

         Item 3.  Defaults Upon Senior Securities                             12

         Item 4.  Submission of Matters to a Vote of Security Holders         12

         Item 5.  Other Information                                           12

         Item 6.  Exhibits and Reports on Form 8-K                            12


         Signatures                                                           13

         Certifications                                                       14

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

ASSETS                                                        SEPTEMBER 30, 2002
                                                              ------------------
CURRENT ASSETS

Cash and cash equivalents                                         $     9,707
Accounts receivable                                                       608
Deposits                                                               15,410
                                                                  -----------
Total current assets                                                   25,725

Fixed assets, net                                                      46,235
                                                                  -----------
                                                                  $    71,960
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                  $   254,266
Note payable                                                           87,775
Deferred revenue                                                        3,600
Due to related parties, net                                           408,063
                                                                  -----------
                                                                      753,704
                                                                  -----------
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 50,000,000 shares
authorized, 40,976,529 shares issued and outstanding                   40,977
Additional paid-in capital                                          5,393,673
Accumulated deficit                                                (6,116,394)
                                                                  -----------
                                                                     (681,744)
                                                                  -----------
                                                                  $    71,960
                                                                  ===========

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                             NINE               NINE           THREE MONTHS       THREE MONTHS
                                         MONTHS ENDED       MONTHS ENDED          ENDED              ENDED
                                          SEPTEMBER         SEPTEMBER 30,       SEPTEMBER          SEPTEMBER
                                           30, 2002             2001             30, 2002           30, 2001
                                         ------------       ------------       ------------       ------------
OPERATING REVENUE

Advertising                              $      8,097       $      1,713       $      3,832       $         --
Licensing fees                                 16,412              7,856              1,932              2,491
                                         ------------       ------------       ------------       ------------
                                               24,509              9,569              5,764              2,491
OPERATING EXPENSES

Business development                         (126,782)           670,829           (131,711)           531,971
Financing expense                             359,750            133,400             19,500             58,400
Office and administration                     372,801            385,661             49,973            127,798
Professional fees                               3,889             67,712             (3,436)            17,239
Research and development                      157,569            108,535             61,499             77,599
Website content                               170,951            157,255             74,174             46,568
                                         ------------       ------------       ------------       ------------
                                              938,178          1,523,392             69,999            859,575
                                         ------------       ------------       ------------       ------------

OPERATING LOSS                               (913,669)        (1,513,823)           (64,235)          (857,084)

OTHER INCOME AND EXPENSES
Interest income                                   122                152                  8                  6
Loss on sale of securities                         --             (2,794)                --                 --
                                         ------------       ------------       ------------       ------------
                                                  122             (2,642)                 8                  6

NET LOSS                                     (913,547)        (1,516,465)           (64,227)          (857,078)
                                         ============       ============       ============       ============
EARNINGS PER SHARE

Basic loss per share                     $      (0.02)      $      (0.07)      $      (0.00)      $      (0.04)
                                         ============       ============       ============       ============

Diluted                                  $      (0.02)      $      (0.07)      $      (0.00)      $      (0.03)
                                         ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING

Basic                                      37,527,262         21,938,363         39,083,399         24,414,623
                                         ============       ============       ============       ============

Diluted                                    39,665,621         22,601,288         39,280,282         25,332,035
                                         ============       ============       ============       ============

                             SEE ACCOMPANYING NOTES

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                         $  (913,547)         $(1,516,465)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation expense                                                  12,080               10,989
Loss on sale of marketable securities                                     --                2,794
Issuance of capital stock for services                               224,980              846,000
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                                     (608)               1,523
Deposits                                                                  (6)               3,377
Prepaid expenses                                                          --
Accounts payable                                                     (90,871)             107,638
Deferred revenue                                                       3,600               (2,055)
Due from related parties, net                                        167,310              248,657
                                                                 -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                            $  (597,062)            (297,542)
                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities                      $        --               81,626
Purchase of marketable securities                                         --              (43,000)
Fixed assets                                                          (9,251)             (11,456)
                                                                 -----------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (9,251)              27,170
                                                                 -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Share subscription receivable                                         20,000
Repayment of note payable                                            (40,000)             150,000
Issuance of capital stock for cash                                   335,000               50,000
Issuance of capital stock for debt                                   100,000
                                                                 -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            415,000              200,000
                                                                 -----------          -----------

NET DECREASE IN CASH                                                (191,313)             (70,372)

CASH, BEGINNING OF PERIOD                                            201,020              158,339
                                                                 -----------          -----------

CASH, END OF PERIOD                                              $     9,707          $    87,967
                                                                 ===========          ===========

                              QUOTEMEDIA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002


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

3. SUBSEQUENT EVENTS

     Subsequent to September 30, 2002, Quotemedia issued a total of 2,050,000 shares of restricted common stock for total proceeds of $90,000.

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

     All   references  to  "we",   "our",   "us",  of   "quotemedia"   refer  to
Quotemedia.com,   Inc.,  and  its   predecessors,   operating   divisions,   and
subsidiaries.

     This report should be read in conjunction with our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three month period ended September 30, 2002 was $5,764, compared to $2,491 for the three month period ended September 30, 2001. Revenue for the nine month period ended September 30, 2002 was $24,509 compared to $9,569 for the nine month period ended September 30, 2001. The increase is due to an increase in advertising revenue and licensing fee revenue.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to the company's strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended September 30, 2002 were $74,174 compared with $46,568 for the three month period ending September 30, 2001. Website content expenses for the nine month period ended September 30, 2002 were $170,951 compared with $157,255 for the nine month period ending September 30, 2001. The increase is due to stock exchange and data feed expenses associated with the Company's Quotestream product.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended September 30, 2002 were $(3,436) compared with $17,239 for the three month period ending September 30, 2001. Professional fees for the nine month period ended September 30, 2002 were

$3,889 compared with $67,712 for the nine month period ending September 30, 2001. The decrease is due to the cancellation of shares of common stock of the Company that were originally issued for professional services. The shares were cancelled due to non-performance. The decrease is also due to a decrease in legal fees associated with trade marking activity and other legal matters.

     RESEARCH AND DEVELOPMENT

     Research and development  expenses  consist  primarily of costs  associated with the design, programming, and testing of our company's software applications. Research and development expenses for the three month period ended September 30, 2002 were $61,499 compared with $77,599 for the three month period ended September 30, 2001. Research and development expenses for the nine month period ended September 30, 2002 were $157,569 compared with $108,535 for the nine month period ended September 30, 2001. The increase is due to the development of the Company's Quotestream product.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended September 30, 2002 were $(131,711) compared to 531,971 for the three month period ended September 30, 2001. Business development expenses for the nine month period ended September 30, 2002 were $(126,782) compared to $670,829 for the nine month period ended September 30, 2001. The decrease is due to the cancellation of shares of common stock of the Company that were originally issued for sales and marketing services. The shares were cancelled due to non-performance.

     FINANCING EXPENSE

     Financing expenses relate to the cost of common stock issued for assistance in obtaining equity and debt financing. Financing expenses during the three month period ended September 30, 2002 were $19,500 compared to $58,400 for the three month period ended September 30, 2001. Financing expenses for the nine month period ended September 30, 2002 were $359,750 compared to $133,400 for the nine month period ended September 30, 2001. The increase is due to a larger number of shares required to be issued for assistance in obtaining financing due to poor market conditions.

     OFFICE AND ADMINISTRATION

     Office and administration expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office and administration expenses for the three month period ended September 30, 2002 were $49,973 compared to $127,798 for the three month period ended September 30, 2001. Office and administration expenses for the nine month period ended September 30, 2002 were $372,801 compared to $385,661 for the nine month period ended September 30, 2001. The decrease is for the three month period ended September 30, 2002 is due to the cancellation of shares of common stock of the Company that were originally issued for consulting services. The shares were cancelled due to non-performance.

INTEREST INCOME

Interest income consists of interest earned on cash and money market investments. Interest income for the three month period ended September 30, 2002 was $8 compared to $6 for the three month period ended September 30, 2001.
Interest income for the nine month period ended September 30, 2002 was $122 compared to $152 for the nine month period ended September 30, 2001.

LOSS ON SALE OF MARKETABLE SECURITIES

The Company had no transactions involving marketable securities during the nine month period ending September 30, 2002 compared to a loss of $2,794 during the nine month period ended September 30, 2001.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended September 30, 2002 of $64,227 or approximately $(0.00) per share compared to a loss of $857,084 or approximately $(0.04) per share for the three months ended September 30, 2001. The Company incurred a loss for the nine months ended September 30, 2002 of $913,547 or approximately $(0.02) per share compared to a loss of $1,516,465 or approximately $(0.07) per share for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $9,707 at September 30, 2002, as compared with $158,339 at December 31, 2001, a decrease of $191,313. Net cash of $597,062 was used in operations for the nine months ended September 30, 2002, primarily resulting from our net loss for the period offset by an increase in amounts due to related parties and the issuance of capital stock for services. Net cash used by investing activities for the nine months ended September 30, 2002 was $9,251 resulting from the purchase of fixed assets. Net cash provided by financing activities for the nine months ended September 30, 2002 was $415,000 resulting from the issuance of capital stock for cash and debt and the decrease in share subscription receivable, offset by the partial repayment of notes payable.

Subsequent to September 30, 2002, the Company issued a total of 2,050,000 shares of restricted common stock for total proceeds of $90,000. We believe that cash on hand will be sufficient to fund our current operations through the fourth quarter of 2002. Past this point, we will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available at the end of December and the lack of such working capital could adversely affect our ability to continue business operations.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES

During July 2002, we issued 2,350,000 shares of restricted common stock at a price of $0.09 per share, or an aggregate price of $211,500 for services provided to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During July 2002, we issued 500,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $25,000 as part of a private equity financing. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During August 2002, we issued 2,200,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate price of $110,000 as part of a private equity financing. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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


                                        Dated: November 12, 2002

                                        By: /s/ R. Keith Guelpa
                                            ------------------------------------
                                            R. Keith Guelpa,
                                            President
                                            (Principal Executive Officer)



                                        By: /s/ Keith J. Randall
                                            ------------------------------------
                                            Keith J. Randall, C.A.,
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                  CERTIFICATION

     I, R. Keith Guelpa, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Quotemedia.com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                        /s/ R. Keith Guelpa
                                        ----------------------------------------
                                        R. Keith Guelpa
                                        Chief Executive Officer and President

                                  CERTIFICATION

     I, Keith J. Randall, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Quotemedia.com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                        /s/ Keith J. Randall
                                        ----------------------------------------
                                        Keith J. Randall
                                        Chief Financial Officer