Form 10KSB
period 2002-12-31
QUOTEMEDIA COM INC
filed 2003-03-27
CIK 1101433

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2002

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

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $43,871.

As of March 10, 2003, there were outstanding 52,286,704 shares of the issuer's common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (46,298,804 shares) based on the closing price of the issuer's common stock as reported on the NASD Over the Counter Bulletin Board, or OTCBB, on March 10, 2003, was $3,240,916. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference:  None.

                              QUOTEMEDIA.COM, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

  ITEM 1. DESCRIPTION OF BUSINESS...........................................   1

  ITEM 2. DESCRIPTION OF PROPERTY...........................................  10

  ITEM 3. LEGAL PROCEEDINGS.................................................  11

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  11

PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  11

  ITEM 6. PLAN OF OPERATION.................................................  12

  ITEM 7. FINANCIAL STATEMENTS..............................................  14

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................  14

PART III

  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  14

  ITEM 10. EXECUTIVE COMPENSATION...........................................  16

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................  25

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  26

  ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K..........................  27

  ITEM 14, CONTROLS AND PROCEDURES..........................................  27

SIGNATURES .................................................................  28

CERTIFICATIONS .............................................................  29

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We are a leading software developer and Application Service Provider, or ASP, specializing in the collection, aggregation, and unique delivery of both delayed and real-time financial data content via the Internet. We develop and license unique Web-based software components that deliver cost effective, dynamic content to websites of potential customers, which include brokerage firms, financial institutions, mutual fund companies, portals, public companies, Fortune 500 companies, and corporate intranets.

     Our unique product capabilities provide a competitive advantage to Internet sites by offering a cost effective and simple alternative to the complex and expensive data feed model employed by most websites today.

     To facilitate effective information delivery, QuoteMedia has created an efficient, scalable model that manages and streams information to multiple entities from data centers and content feeds across the Web. This means that a website can license financial information software applications, for monthly or annual subscription fees, at significantly reduced costs to the user.

     These Web-delivered components are lightweight, reliable, and easy to embed on a website. They require fewer content updates and data feeds, have fewer maintenance issues than competitors' products, and they are highly customizable, allowing for seamless integration into a client's website. To add any of our many available components, a webmaster simply copies and pastes a simple one line of our code to the desired page. Any necessary assistance with implementation is included in our guarantee of ongoing full technical support for our clients.

     In March of 2003, we changed the name of our company to QuoteMedia, Inc. from Quotemedia.com, Inc., to better reflect the business climate in which we operate. We maintain our executive offices at 14500 Northsight Boulevard, Suite 329, Scottsdale, Arizona 85260, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions.

STRATEGY

     Our business strategy utilizes a multi-level approach to generate revenues. The first of these strategies includes engaging in the online financial services market by focusing on private labeling of our streaming stock quote software, Quotestream(TM) for a monthly licensing fee to established Web portals, brokerages, and other financial services firms which currently do not offer or offer inadequate online financial information and trading tools to their clients. The second strategy involves charging users directly a monthly subscription fees for our Real-Time streaming stock information. The third strategy involves offering other fee-based financial tools to a broad spectrum of websites, enabling them to offer their users a wider range of financial reporting information than just portfolio-based stock information. In our view, these new financial tool applications provide us with a competitive advantage in a lucrative market due to their exceptional capacity for customization, extreme ease of implementation, and very aggressive pricing.

     We are implementing all strategies simultaneously. By means of this model, we believe site usage of our products will increase significantly, accelerating our revenue growth and expansion as a company. We believe that the subscription/licensing-based products will comprise the majority of our revenue base over the long term. Our goal is to generate revenue from the new Internet model of streaming information syndication. Under the syndication model, information is customized to suit the needs of our customers' websites without the typical high up-front cost of customization involved in packaged software or specific content feeds.

     We currently target businesses worldwide and offer our comprehensive suite of information software applications at a cost that we believe will be less than the cost these sites would otherwise incur. We believe our marketing and sales partnership with Thomson Wealth Management (a division of The Thomson Corporation TSE: TOC) will enable us to gain access to Thomson's existing customer accounts in the Brokerage and Financial sectors. Potential markets for our products include the following:

     *    Brokerage firms, banks, and other financial institutions;

     *    Large, established Web portals;

     *    Corporate Intranets;

     *    Small to mid-sized websites;

     *    Public companies;

     *    Mutual fund companies;

     *    Content Publishers;

     *    Individual investors

PRODUCTS

     QuoteMedia software applications comprise a suite of customizable Java Applets, Javascript Inserts, and Java Servlets, which combine the depth and variety of established financial databases with the flexibility and efficiency of the Web to deliver customized content to clients around the globe.

     QuoteMedia's lightweight and fast-loading, applications deliver a multi-faceted array of information in a variety of delivery vehicles. Services may be purchased on a subscription basis for a wide range of products, from fully integrated backend-compliant systems, to highly portable and user friendly scripts that can be deployed in minutes to deliver robust and timely data across the Web.

     We believe our software applications can provide extremely cost effective content solutions to large-scale portals, smaller websites, and Fortune 500 companies, allowing them to present dynamic, customizable, and interactive Web-based content without the cost and time of internally developing the necessary applications and feeds.

     With our turnkey solutions, users can monitor investments in real time through customizable portfolio trackers, and research investment opportunities via comprehensive streaming financial data. For the online investor, our financial software applications provide a wide array of interactive tools, products, and services via the Internet.

Our product lines include the following:

QUOTESTREAM(TM)

     Quotestream is a unique, Web-based streaming online portfolio management system that delivers instant market data to both consumer and corporate markets. A platform-independent solution, it can be easily integrated with existing back-end databases and provides streaming market data to end users through a flexible interface that can be fully customized by the publisher.

     Quotestream is available in several modes, which include Delayed Data, Real-Time Data, and Level II Data. Within the application, users may customize their portfolios and gather important information via dynamic charting, symbol-based news, corporate filings, and up-to-the second market reports.

     Our Quotestream product line comprises four products (Quotestream Bronze, Quotestream Silver, Quotestream Gold, and Quotestream Professional), all based on the company's revolutionary, proprietary application technology that delivers a broad range of value-added financial information and services, such as: market indices; stock watch lists; static and interactive charts; and both delayed and real-time streaming (dynamically updated) content in a small (under 100k) Web-delivered application that requires no downloads or user-resident software.

     We have designed our Quotestream products specifically for private branding by brokerages, financial institutions, and Web portals ("Corporate Partners"), and to meet the individual needs of their customers. Quotestream enables a Corporate Partner to complement their existing product offering, differentiate themselves from their competition, and generate substantial recurring revenue.

     The Quotestream application generates revenue streams for our clients through a dynamic syndication process. Under the syndication model, information is customized to suit the needs of the customer without the usual high up-front cost of specific content feeds and integration. This comprehensive application allows Corporate Partners to offer their own privately branded Quotestream
Bronze product at little cost to the Partner Company and no cost to their customer. In addition, Partners can offer and up-sell the enhanced Quotestream Bronze, Silver, Gold and Professional products. Partners may even elect to offer our Quotestream line of products to their client-bases at no cost to themselves, while enjoying ongoing revenue shares on generated subscriptions.

     FINANCIAL TOOLS

     We have developed a full range of aggressively priced financial data applications to serve an expanding market for timely market data delivered over the Web. Clients may choose from full tool packages or an array of individual components to add dynamic, real-time financial information to their websites. Our tools offer businesses maintenance-free applications that will retain traffic and increase overall customer activity, while seamlessly integrating into their current site layouts and product offerings.

     Our  Financial   Tools   software   applications   constitute  a  suite  of
customizable services that combine the depth of a variety of established databases with the flexibility and efficiency of the Web to deliver financial and news information. These information applications are typically licensed for a monthly subscription fee.

     Our publishing partners benefit from access to simple, low-cost, locally hosted and fully customizable applications that are subscription-based and tailored to individual needs. QuoteMedia financial tools packages and components include:

     * CHARTS - Markets and equity charting is available in a variety of formats. Static thumbnails or dynamic interactive charting is available to allow full market coverage charting or individual stock performance displays.

     * STOCK TICKERS - Vertical or horizontally displayed tickers bring instant market information alive.

     * MARKET INDICES - At-a-glance display of market conditions, fed directly from the major exchanges.

     * NEWS HEADLINES - Equity-based lookup of news stories relating to individual companies, or broader, demographic-specific feeds in over 400 categories.

     * WATCH LISTS - Current values and trends for a group of user-defined equities.

     * MARKET STATISTICS - Top gainers and losers on the day for a variety of exchanges. Detailed statistical analysis of most actively traded stocks.

     * INVESTOR RELATIONS - Information on current value, historical data, and news, related to individual public companies, generating a turnkey and self-updating investor relations page.

     * QUOTE MODULES - Completely customizable and intuitive quote modules allow visitors to enter a stock symbol and return a wide range of market data, including charts, news, historical data, market indices, Level II, Current Price, Change, Bid-Ask, Insider Reports, SEC filings and more.

     * VALUE PRICED PREMIUM PACKAGES - Our Professional, Executive, Enterprise and Investor Relations Packages include various bundling of some or all of the above financial tools, and include the Quotestream portfolio management system.

     * CUSTOMIZED PACKAGES - Because of the flexibility and scalability of our software applications, we are able to accommodate any unique requirements with specifically tailored solutions.

EMPLOYEES

     We currently have six full time employees: (1) Mr. David M. Shworan, who is our Chief Executive Officer, President, and director; (2) Mr. R. Keith Guelpa, our Chief Operating Officer and Director; (3) Mr. Duane Nelson, our head of business development; (4) Keith Randall, our Chief Financial Officer; (5) Jeff Kadanoff, our lead technical administrator; and (6) Madhu Acharya, our lead programmer.

     In addition, we employ seven part-time programmers and administration staff on a project basis. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is excellent. With a successful implementation of our business plan, we may retain additional employees in the next year to handle anticipated growth. We anticipate that we will hire additional employees in the areas of administration, programming, sales, marketing, and customer care.

COMPETITION

     We believe there is a small group of competitors for our core market competency as a developer of proprietary B2B Web-based software for the brokerage and financial institution marketplace. There are over 13,000 brokerage firms, nearly 10,000 financial firms and insurance institutions in America today, and very few of those have a "streaming" product that is similar to our product, thus leaving a large market for QuoteMedia to explore. In addition, many of these companies' websites that do currently feature competitors' financial tools will realize significant savings by switching to our more customizable, faster-loading, more easily implemented, and less expensive financial tool applications.

     Many financial information companies license information to Web businesses and feed the information to them through industry standard FTP feeds or links, a business model that syndicates content. We believe we offer a notably different product from these companies, by virtue of our focus on the development of software for the delivery of information. We package information into flexible software applications to meet the specific needs of our clients. We have created application technology that we believe is unique and revolutionary in the marketplace in terms of both features and functionality. Our products offer significant technological advantages through our delivery of an unparalleled feature aggregate, including, but not limited to:

     * Dynamic real-time information onto the desktop with no need to launch the Web browser (Active Desktop Mode);

     *    Solutions easily embedded directly onto a website;

     * Complete customization by end users of content and appearance of content delivery;

     * No requirement for any bandwidth, software, or back-end infrastructure from clients' web sites to run our technology;

     *    Extremely lightweight, fast-loading applications;

     *    Integrated   satellite  feed  and  database  for  all  North  American
          securities;

     *    Open architecture Oracle database systems;

     *    UNIX server farm with Arrowpoint load balancing;

     *    Comprehensive statistical logs and tracking systems;

     *    User-friendly, premium product registration and order system;

     *    Quotestream (Streaming Delayed and Real Time Quotation application);

     *    Firewall-friendly dynamic Java Applets;

     *    Real-time registration and order interfaces;

     *    Top 5% product ranking by Java Applet Rating Service (JARS);

     We do not attempt to compete in the pure financial information marketplace as a raw information provider such as S&P, Reuters, and Comtex. Rather, we offer reliable, real-time financial and stock information delivered via our own proprietary software information applications. We believe this makes our products and services distinct from other products currently in the marketplace.

     Other companies provide stock quotes and related information. Thousands of websites offer stock quotes and charts on the Web today. The most popular and largest of these websites include MSN Investor, YAHOO Finance, Quicken, CBS MarketWatch, The Street.com, and PC Quote. Many online brokerages also offer detailed market information to their clients, such as E*Trade, Ameritrade, Charles Schwab, and many others.

     We believe that our business model offers strong market differentiation through our strategy of offering private labeled financial solutions to established Web portals and brokerages. This should allow us to take advantage of existing brand recognition and loyalties already established between our customers and their clients

     Internet research suggests that sixty-five percent of those who go online seek financial information. As a result, large portals, brokerage firms, banks and other institutions, as well as non-financial websites of all kinds, are increasingly eager to incorporate and expand financial information into their websites. An increasing number of online businesses are searching for Web-based tools that provide additional content and features to retain visitors or enhance "stickiness." A site's stickiness or ability to keep users for prolonged periods of time is key to building rich relationships between a company and its site visitors.

     QuoteMedia's financial and news applications can be seamlessly integrated onto an existing website regardless of its size. Adding business information, trading and other financial capabilities to a company's website through QuoteMedia enables businesses to provide comprehensive news and financial content and retain their visitors without linking them to another site.

     Through turnkey "branded" applications, clients can monitor investments in real-time through customizable portfolio trackers, research investment opportunities, watch live video and view streaming financial data. In order to develop a comprehensive financial Web portal, a company could expend as much as $100,000.00 plus monthly content fees, which alone can reach $20,000.00 per month.

     QuoteMedia's    integrated    financial    applications    and    in-depth,
business-related data offer a comprehensive and easily integrated solution at a significantly reduced cost than noted above.

                             SPECIAL CONSIDERATIONS

     YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION.

     As a result of our lack of revenue and accumulated deficit of $6,031,223 at December 31, 2002, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have generated minimal revenues or earnings from our current operations. We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until our business plan, as described herein, is fully implemented. This may result in us continuing to incur a net operating loss until we are able to generate profits from operations. We cannot, however, make any assurances that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results. If we do not begin generating profits, the price of our common stock will suffer and our stockholders may not be able to recover their initial investment.

WE WILL NEED ADDITIONAL CAPITAL WITH WHICH TO IMPLEMENT OUR BUSINESS PLAN AND THERE IS NO AGREEMENT WITH ANY THIRD PARTY TO PROVIDE SUCH CAPITAL.

     Based on current levels of operations, our cash will fund our operations through April 2002. Beyond that time, we will require additional equity or debt financing in order to carry on our operations. In addition, if we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations, and financial condition.

OUR PROPOSED OPERATIONS ARE SPECULATIVE. WE HAVE NOT CONDUCTED ANY MARKET RESEARCH, NOR DO WE HAVE A MARKETING ORGANIZATION OTHER THAN OUR CURRENT MANAGEMENT.

     The success of our proposed plan of operation will depend largely on the acceptance of our business model by the markets and customers targeted by us. We neither have conducted, nor have made available to the market, results of market research indicating that market demand exists for our contemplated business plan. Moreover, we do not yet have a formal marketing organization. Even if demand is identified for our contemplated business plan, there is no assurance that our operations will successfully generate profits. Without the ability to generate profits, our stockholders may not be able to recover their investment.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY. WE ANTICIPATE CONTINUED LOSSES IN THE NEAR FUTURE AND OUR FUTURE RESULTS ARE UNCERTAIN.

     We have only a limited operating history upon which investors can evaluate our company and prospects. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we have begun to operate and whether there will be acceptance of our business model. We will incur costs as we continue to develop software applications, establish marketing and distribution relationships, acquire additional hardware and software, and enhance our existing administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenue, our business, results of operations, and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenue from our business to achieve or maintain profitability on a quarterly or an annual basis in the future. We expect negative cash flow from operations to continue, at least for the foreseeable future, as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity requirements, we will be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Further, there can be no assurances that we will successfully be able to sell our securities in order to obtain additional capital.

OUR BUSINESS PLAN DEPENDS ON THE INTERNET AND THERE IS UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE.

     Use of the Internet by consumers is at an early stage of development and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. Our future success will depend on our ability to generate significant revenue, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful retailing channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols, for example, the next generation Internet Protocol, to handle increased levels of Internet activity or due to increased governmental regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support the growth that may occur, our business, results of operations, and financial condition could be materially adversely affected.

     Our future success will be significantly dependent upon our ability to attract paying users to our web-site. There can be no assurance that we will be attractive to a sufficient number of users to generate significant revenue. There can also be no assurance that we will be able to anticipate, monitor, and successfully respond to rapidly changing consumer tastes and preferences so as to continually attract a sufficient number of users to our web-site. If we are unable to develop Internet content that allows us to attract, retain, and expand a loyal user base, our business, results of operations, and financial condition will be materially adversely affected.

THERE IS A RISK OF CHANGES IN TECHNOLOGY.

     Our success will also depend upon our ability to develop and provide new products and services. The delivery of our products and services online is, and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. Our future success will depend, in part, on our ability to effectively use leading technologies, continue our technological expertise, enhance our current services, develop services that meet changing customer requirements, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will respond to these changing technological conditions. If we do not, the price of our common stock will likely decrease.

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

     Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or our stockholders' or analysts' expectations in future quarters.

WE DEPEND ON KEY PERSONNEL AND EXPECT TO HIRE ADDITIONAL PERSONNEL.

     Our performance is substantially dependent on the services of David M. Shworan, our Chief Executive Officer and President, and R. Keith Guelpa, our Chief Operating Officer. The loss of Mr. Shworan or Mr. Guelpa, or other key employees, could have a material adverse affect on our business, which will have a negative impact on the value of our company.

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

WE DEPEND ON THIRD PARTIES FOR INTERNET OPERATIONS AND PRODUCT DELIVERIES.

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

WE MAY SPEND SIGNIFICANT AMOUNTS OF MONEY TO PROTECT AGAINST SECURITY BREACHES.

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

WE MAY BECOME SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION IN THE FUTURE THAT COULD NEGATIVELY INFLUENCE OUR PROPOSED BUSINESS.

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

     We also sublease approximately 1,100 square feet of office space for web developers in Vancouver, British Columbia, Canada. The initial term of this sublease expires in November 2003.

     We believe that our current leased space is sufficient to meet our needs for the foreseeable future. We have no other properties and have no agreements to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTCBB under the symbol "QMCI." The following table sets forth the high and low sales prices for our common stock for the calendar quarters indicated.

                                                               High       Low
                                                             -------    -------
YEAR ENDED DECEMBER 31, 2001:
  First Quarter..........................................    $  0.63    $  0.11
  Second Quarter.........................................       0.25       0.13
  Third Quarter..........................................       0.34       0.11
  Fourth Quarter.........................................       0.34       0.16

YEAR ENDED DECEMBER 31, 2002:
  First Quarter..........................................    $  0.50    $  0.19
  Second Quarter.........................................       0.25       0.14
  Third Quarter..........................................       0.16       0.07
  Fourth Quarter.........................................       0.14       0.04

YEAR ENDED DECEMBER 31, 2003:
  First Quarter (as of March 10, 2003)...................    $  0.09    $  0.05

     As of March 10, 2003, there were approximately 387 holders of record of our common stock. As of March 10, 2003, the closing price for our common stock was $0.07.

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

RECENT SALES OF UNREGISTERED SECURITIES

     From October to December 2002, we issued a total of 2,500,000 shares of restricted common stock at a price of $0.04 per share, or an aggregate offering price of $100,000 as part of a private equity financing. Two accredited and one non-accredited investor participated in the offering. We paid $7,500 and issued 1,250,000 in restricted common stock as commissions associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     In October 2002, we issued 1,150,000 shares registered under an S-8 registration statement at a price of $0.09 per share, or an aggregate offering price of $103,500 to a consultant as consideration for services rendered to our company.

     In November 2002, we issued a total of 800,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $40,000 as part of a private equity financing. Thirteen non-accredited investors participated in the offering. No commissions were associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     In November 2002, we issued a total of 2,000,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $100,000 as part of a private equity financing. Ten non-accredited investors participated in the offering. No commissions were associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     In November and December of 2002, we issued a total of 1,600,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $80,000 as part of a private equity financing. Two non-accredited investors participated in the offering. No commissions were associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     In December 2002, we issued a total of 580,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $29,000 as part of a private equity financing. Two accredited and four non-accredited investors participated in the offering. We paid $2,250 and issued 45,000 in restricted common stock as commissions associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     In December 2002, we issued 450,000 shares of restricted common stock at a price of $0.04 per share, or an aggregate offering price of $18,000 to a consultant as consideration for sales and marketing services rendered to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     In December 2002, we issued 912,500 shares of restricted common stock at a price of $0.08 per share, or an aggregate offering price of $73,000 to an officer of our company, as partial repayment of funds advanced to our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

     Our future performance will be subject to a number of business factors, including those beyond our control, such as economic downturns and evolving industry needs and preferences as well as the level of competition and our ability to successfully market our products and technology. There can be no assurance that we will be able to successfully implement a marketing strategy, generate significant revenue, or achieve profitable operations. In addition, because our company has had only limited operations to date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the year ended December 31, 2002 was $43,871 compared to $11,027 for the year ended December 31, 2001. The increase is due to the launch of our subscription based streaming products in 2002.

WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the year ended December 31, 2002, were $157,510 compared with $185,675 for the year ended December 31, 2001. The decrease is due to our discontinuing certain web content contracts and re-negotiating lower rates for existing website content.

PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the year ended December 31, 2002 were ($369) compared with $93,173 for the year ending December 31, 2001. The decrease is due to a decrease in legal and trademarking activity in addition to higher than normal legal expenses in the previous year due to our settlement of a pending legal case. The recovery of professional fees relates to the cancellation of shares of our common stock previously issued for professional services. The shares were cancelled due to non-performance and resulted in a reversal of approximately $10,000 in professional fees.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the year ended December 31, 2002, were $167,178 compared with $292,216 for the year ended December 31, 2001. The decrease is due to the completion of many of the applications previously under development.

BUSINESS DEVELOPMENT

     Business development consists primarily of sales and marketing, investor relations, travel, and printing expenses. Business development expenses for the year ended December 31, 2002 were ($161,512) compared to $784,705 for the year ended December 31, 2001. The recovery of business development expenses relates to the cancellation of shares of our common stock previously issued for business development expenses issues in 2001. The shares were cancelled due to non-performance and resulted in a reversal of approximately $351,750 in business development expenses .

OFFICE

     Office expenses consist primarily of salaries, rent, computer equipment leases, computer maintenance and storage expenses. Office expenses for the year ended December 31, 2002, were $321,316 compared to $748,864 for the year ended December 31, 2001. The decrease is due to lower salary and premises expenses during the year and shares issued for consulting services issued in 2001.

FINANCING EXPENSE

     During the year ended December 31, 2002, we incurred $388,250 in financing fees associated with loans and private equity financing transacted during the year compared to $329,265 for the year ended December 31, 2001. Of the $388,250 in financing fees incurred in 2002, $339,500 related to the issuance of 1,330,000 shares of our common stock as a financing fee.

INTEREST AND OTHER INCOME

     Interest and other income consist of interest earned on cash and money market investments and gains and losses realized from the sale of marketable securities. Interest and other income for the year ended December 31, 2002 was $126 compared to a loss of $2,633 for the year ended December 31, 2001. The increase is due to a loss on marketable securities incurred in 2001.

LOSS FOR THE PERIOD

     As a result of the foregoing, we incurred a loss for the year ended December 31, 2002, of $828,376 or approximately $(0.02) per share, compared to a loss of $2,425,504 or approximately $(0.10) per share, for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash totaled $190,200 at December 31, 2002, compared to $201,020 at December 31, 2001, a decrease of $10,820. Net cash of $686,534 was used in operations for the year ended December 31, 2002, primarily resulting from our net loss for the year and the decrease in accounts payable, offset by the increase in due to related parties and the issuance of capital stock for services. Net cash used in investing activities for the year ended December 31, 2002, was $12,534, resulting from the purchase of fixed assets. Net cash provided by financing activities for the year ended December 31, 2002, was $688,248, resulting from the issuance of new capital stock, offset by the decrease in note payable.

     Subsequent to December 31, 2002, we issued a total of 1,600,000 shares of restricted common stock for total proceeds of $80,000. We believe that cash on hand will be sufficient to fund our current operations through April 2002. After that date, we will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding our directors and executive officers:

         NAME             AGE                     POSITION
         ----             ---                     --------
Robert J. Thompson......   60  Chairman Of the Board
David M. Shworan........   35  President, Chief Executive Officer, and Director
R. Keith Guelpa.........   56  Chief Operating Officer and Director
Keith J. Randall........   36  Treasurer, Chief Financial Officer, and Secretary

     Our listed officers and directors will serve until the next annual meeting of stockholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. Vacancies in our existing Board of Directors are filled by majority vote of the remaining directors. Our officers serve at the will of our Board of Directors. There is no family relationship between any executive officer and director.

     ROBERT J. THOMPSON has served as our Chairman of the Board since February 2000. Since May 1996, Mr. Thompson has served as the President of BIMSI Marketing Services, Inc., Vancouver, Canada, a privately held company that manages the worldwide marketing activities for Birkman International, Inc., Houston, Texas, which is one of the world's leading companies providing employee behavior assessment reports utilized by Fortune 500 companies. From October 1994 until May 1996, he served as President of The Robert Thompson Partnership, Certified Management Consultants Inc., a division of which was the predecessor firm of Bimsi Marketing Services. For over 30 years, Mr. Thompson practiced as a professional management consultant and was a partner of KPMG Management Consultants, Woods Gordon/Clarkson Gordon, and Ernst & Whinney. He has served as a director on many boards and until recently served as Chairman of C.M. Oliver Inc., a Canadian-based investment dealer.

     DAVID M. SHWORAN has served as our President, Chief Executive Officer, and a director since November 2002. Mr. Shworan is a veteran of online marketing and Internet business. Mr. Shworan is the co-founder of Bravenet Web Services, Inc., a webmaster tools and services site for web developers, and has served as the Chief Executive Officer of Bravenet since September 1997. Mr. Shworan is the founder of several Internet companies, and has been a consultant to Internet companies for the past three years.

     R. KEITH GUELPA has served as our Chief Operating Officer since November 2002 and as a director since July 1999. Mr. Guelpa served as our President and Chief Executive Officer, from July 1999 until November 2002. From March 1999 until June 1999, Mr. Guelpa served as President of R.K. Guelpa & Associates, a private consulting company. From January 1998 until February 1999, Mr. Guelpa was Chairman and Chief Executive Officer of Mailbank.com, Inc., Vancouver, Canada, a privately held Canadian Internet based corporation which owned the largest registration of top level domain names in the world. From November 1995 until December 1997, Mr. Guelpa served as President/CDO of C.M. Oliver Inc., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. Mr. Guelpa received a Bachelor of Commerce degree from the University of British Columbia in 1970.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2002, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2000, 2001, and 2002 earned by our Chief Executive Officer and one other officer who served as our Chief Executive Officer during fiscal 2002. None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2002.

                           SUMMARY COMPENSATION TABLE

                                                                LONG TERM
                                                              COMPENSATION
                                                              ------------
                                                                 AWARDS
                                                              ------------
                                                               SECURITIES
                                                               UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR    SALARY($)(1)    OPTIONS(#)      COMPENSATION ($)
---------------------------            ----    ------------   ------------     ----------------
David M. Shworan....................   2002    $     -- (3)   20,000,000(3)       $      --
  Chief Executive Officer (2)
R. Keith Guelpa.....................   2002    $  36,458(5)      871,875(5)       $  30,000(6)
  Chief Operating Officer,             2001    $ 125,000              --          $  50,000(6)
  President, and Director (4)          2000    $ 175,000         350,000          $      --

----------
(1) The executive officers listed also received certain perquisites, the value of which did not exceed 10% of his salary during any year presented.

(2)  Mr. Shworan was named our Chief Executive  Officer  effective  November 13,
     2002.

(3) Pursuant to his employment agreement, we will not pay or accrue salary for Mr. Shworan until determined by us and him at a later date. In connection with his employment, we granted to Mr. Shworan as a signing bonus five-year warrants to purchase 4,000,000 shares of common stock, which were vested as of the date of grant, and warrants to purchase an additional 16,000,000 shares of common stock, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets.

(4) Mr. Guelpa served as our Chief Executive Officer from July 1999 to November 2002. Effective November 13, 2002, Mr. Guelpa was named our Chief Operating Officer.

(5) During 2001, $73,983 of Mr. Guelpa's salary was accrued but remained unpaid at December 31, 2001. During 2002, Mr. Guelpa forgave $23,983 of the salary payable. The remaining $50,000 was paid to Mr. Guelpa and loaned back to us. During 2002, Mr. Guelpa also agreed to receive a reduced salary of $36,458 in exchange for receiving warrants to purchase 871,875 shares of common stock at an average exercise price of $0.09. See "Executive Compensation - Option Grants."

(6) In May 2000, we loaned Mr. Guelpa $80,000 to provide relocation assistance. During 2001, our Board of Directors approved forgiving $50,000 of the loan. During 2002, our Board of Directors approved forgiving the remaining $30,000 of loan and the accrued interest.

OPTION GRANTS

The following table provides information on stock options granted to the officers listed during the fiscal year ended December 31, 2002.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                                  NUMBER OF
                                  SECURITIES      % OF TOTAL
                                  UNDERLYING        OPTIONS      EXERCISE
                                    OPTIONS       GRANTED IN       PRICE      EXPIRATION
NAME                              GRANTED (#)     FISCAL YEAR    ($/SH)(1)       DATE
----                              -----------     -----------    ---------       ----
David M. Shworan.......           4,000,000(2)       18.6%         $0.05       11/13/07
                                 16,000,000(3)       74.6%         $0.05       11/13/07

R. Keith Guelpa........             367,875(4)        1.7%         $0.05       10/31/07
                                    324,625(4)        1.5%         $0.09       09/04/07
                                    179,375(4)        1.0%         $0.15       05/24/07

----------
(1) The exercise prices of all options and warrants granted were equal to the fair market value of our common stock on the date of grant.
(2)  The warrants were vested immediately upon grant.
(3) The warrants vest pursuant to our company achieving various monthly net revenue targets and common stock price targets. See "Executive Compensation -- Employment Agreements."
(4) In exchange for Mr. Guelpa's agreement to reduce his salary, we granted to him warrants to purchase shares of common stock. See "Certain Relationships and Related Transactions."

OPTION VALUES

The following table provides information respecting the options held by the officers listed as of December 31, 2002. The officers listed did not exercise options during fiscal 2002.

                 OPTIONS HELD AND VALUES AS OF DECEMBER 31, 2002

                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED            IN-THE MONEY OPTIONS
                                   OPTIONS AT FISCAL YEAR-END(#)      AT FISCAL YEAR-END($)(1)
                                   -----------------------------    -----------------------------
NAME                               EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                               -----------     -------------    -----------     -------------
David M. Shworan........            4,000,000        16,000,000      $  40,000         $ 160,000

R. Keith Guelpa.........            1,221,875                --      $   3,679         $      --

----------
(1) Calculated based upon the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2002 of $0.06 per share. The exercise prices of certain of the options held by our executive officers on December 31, 2002 were greater than $0.06 per share.

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

2003 EQUITY INCENTIVE COMPENSATION PLAN

Our Board of Directors has approved our 2003 Equity Incentive Compensation Plan, approval by our stockholders at the annual meeting held on February 14, 2003 . The purpose of the 2003 equity plan is to assist our company in attracting, motivating, retaining, and rewarding high-quality executives and other employees, directors, officers, and independent contractors by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

Presently, the number of shares of common stock that may be issued under the 2003 Equity Incentive Compensation Plan is equal to 10,000,000. As of December 31, 2002, no shares of common stock had been issued upon exercise of options granted under the 2003 Equity Incentive Compensation Plan and there were no options outstanding under the 2003 Equity Incentive Compensation Plan.

The terms of the equity plan provide for grants of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property. The effective date of the equity plan is November 22, 2002.

Under the equity plan, the total number of shares of common stock that may be subject to the granting of awards under the equity plan at any time during the term of the equity plan shall not exceed 10,000,000 shares. As of December 31, 2002, we had not granted any options to purchase shares of our common stock under the equity plan. None of these options have been exercised.

In addition, the equity plan imposes individual limitations on the amount of certain awards in part to comply with Internal Revenue Code Section 162(m). Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other company obligations, and other stock-based awards granted to any one participant may not exceed 1,000,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

We have authorized a committee to adjust the limitations described in the two preceding paragraphs and to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate to prevent dilution or enlargement of the rights of participants. The committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations, or accounting principles.

ELIGIBILITY AND ADMINISTRATION

The persons eligible to receive awards under the equity plan are the officers, directors, employees, and independent contractors of our company. The equity plan is to be administered by a committee designated by our Board of Directors consisting of not less than two directors, each member of which must be a "non-employee director" as defined under Rule 16b-3 under the Exchange Act and an "outside director" for purposes of Section 162(m) of the Code. However, except as otherwise required to comply with Rule 16b-3 of the Exchange Act, or
Section 162(m) of the Code, our Board of Directors may exercise any power or authority granted to the committee. Subject to the terms of the equity plan, the committee or our Board of Directors is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the equity plan, and make all other determinations that may be necessary or advisable for the administration of the equity plan.

STOCK OPTIONS AND SARS

The committee or our Board of Directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined "change in control price" following a change in control) exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of an SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the equity plan, the term "fair market value" means the fair market value of common stock, awards, or other property as determined by the committee or our Board of Directors or under procedures established by the committee or our Board of Directors. Unless otherwise determined by the committee or our Board of Directors, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our Board of Directors, except that no option or SAR may have a term exceeding ten years. Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our Board of Directors may determine from time to time. Methods of exercise and settlement and other terms of the SARs are determined by the committee or our Board of Directors. SARs granted under the equity plan may include "limited SARs" exercisable for a stated period of time following a change in control of our company, as discussed below.

RESTRICTED AND DEFERRED STOCK

The committee or our Board of Directors is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee or our Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by the committee or the Board. An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

DIVIDEND EQUIVALENTS

The committee or our Board of Directors is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of common stock, awards, or otherwise as specified by the committee or our Board of Directors.

BONUS STOCK AND AWARDS IN LIEU OF CASH OBLIGATIONS

The committee or our Board of Directors is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of company obligations to pay cash under the equity plan or other plans or compensatory arrangements, subject to such terms as the committee or our Board of Directors may specify.

OTHER STOCK-BASED AWARDS

The committee or our Board of Directors is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of common stock. Such awards might include convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of common stock, purchase rights for shares of common stock, awards with value and payment contingent upon performance of our company or any other factors designated by the committee or our Board of Directors, and awards valued by reference to the book value of shares of common stock or the value of securities of or the performance of specified subsidiaries or business units. The committee or our Board of Directors determines the terms and conditions of such awards.

PERFORMANCE AWARDS, INCLUDING ANNUAL INCENTIVE AWARDS

The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions (including subjective individual goals) as may be specified by the committee or our Board of Directors. In addition, the equity plan authorizes specific annual incentive awards, which represent a conditional right to receive cash, shares of common stock, or other awards upon achievement of certain preestablished performance goals and subjective individual goals during a specified fiscal year. Performance awards and annual incentive awards granted to persons whom the committee expects will, for the year in which a deduction arises, be "covered employees" (as defined below) will, if and to the extent intended by the committee, be subject to provisions that should qualify such awards as "performance-based compensation" not subject to the limitation on tax deductibility by us under Code Section 162(m). For purposes of Section 162(m), the term "covered employee" means our chief executive officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among our four highest compensated officers as of the end of a taxable year. If and to the extent required under Section 162(m) of the Code, any power or authority relating to a performance award or annual incentive award intended to qualify under Section 162(m) of the Code is to be exercised by the committee and not our Board of Directors.

Subject to the requirements of the equity plan, the committee or our Board of Directors will determine performance award and annual incentive award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination, and forfeiture provisions and the form of settlement. In granting annual incentive or performance awards, the committee or our Board of Directors may establish unfunded award "pools," the amounts of which will be based upon the achievement of a performance goal or goals based on one or more of certain business criteria described in the equity plan (including, for example, total stockholder return, net income, pretax earnings, EBITDA, earnings per share, and return on investment). During the first 90 days of a fiscal year or performance period, the committee or our Board of Directors will determine who will potentially receive annual incentive or performance awards for that fiscal year or performance period, either out of the pool or otherwise.

After the end of each fiscal year or performance period, the committee or our Board of Directors will determine

     * the amount of any pools and the maximum amount of potential annual incentive or performance awards payable to each participant in the pools; and

     * the amount of any other potential annual incentive or performance awards payable to participants in the equity plan.

The committee or our Board of Directors may, in its discretion, determine that the amount payable as an annual incentive or performance award will be reduced from the amount of any potential award.

OTHER TERMS OF AWARDS

Awards may be settled in the form of cash, shares of common stock, other awards or other property, in the discretion of the committee or our Board of Directors. The committee or our Board of Directors may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee or the Board may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The committee or our Board of Directors is authorized to place cash, shares of common stock, or other property in trusts or make other arrangements to provide for payment of our obligations under the equity plan. The committee or our Board of Directors may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of common stock or other property to be distributed will be withheld (or previously acquired shares of common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the equity plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant's death, except that the committee or our Board of Directors may, in its discretion, permit transfers for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3 promulgated under the Securities Exchange Act.

Awards under the equity plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee or our Board of Directors may, however, grant awards in exchange for other awards under the equity plan, awards under other company plans, or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights, or other awards.

ACCELERATION OF VESTING; CHANGE IN CONTROL

The committee or our Board of Directors may in the case of a "change of control" of our company, as defined in the equity plan, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award (including the cash settlement of SARs and "limited SARs" which may be exercisable in the event of a change in control). In addition, the committee or our Board of Directors may provide in an award agreement that the performance goals relating to any performance based award will be deemed to have been met upon the occurrence of any "change in control." Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined "change in control price," which will be the higher of

     * the cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any reorganization, merger, consolidation, liquidation, dissolution, or sale of substantially all assets of our company; or

     * the highest fair market value per share (generally based on market prices) at any time during the 60 days before and 60 days after a change in control.

For purposes of the equity plan, the term "change in control" generally means

     *    approval  by   stockholders   of  any   reorganization,   merger,   or
          consolidation or other transaction or series of transactions if persons who were shareholders immediately prior to such reorganization, merger, or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged, or consolidated company's then outstanding, voting securities, or a liquidation or dissolution of our company or the sale of all or substantially all of the assets of our company (unless the reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned),

     * a change in the composition of our Board of Directors such that the persons constituting the Board of Directors on the date the award is granted, or the Incumbent Board, and subsequent directors approved by the Incumbent Board (or approved by such subsequent directors), cease to constitute at least a majority of our Board of Directors, or

     * the acquisition by any person, entity or "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of more than 50% of either the then outstanding shares of our common stock or the combined voting power of our company's then outstanding voting securities entitled to vote generally in the election of directors excluding, for this purpose, any acquisitions by (1) our company, (2) any person, entity, or "group" that as of the date on which the award is granted owns beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act) of a controlling interest, or (3) any employee benefit plan of our company.

AMENDMENT AND TERMINATION

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the equity plan or the committee's authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the equity plan which might increase the cost of the equity plan or alter the eligibility of persons to receive awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our Board of Directors, the equity plan will terminate at such time as no shares of common stock remain available for issuance under the equity plan and we have no further rights or obligations with respect to outstanding awards under the equity plan.

FEDERAL INCOME TAX CONSEQUENCES OF AWARDS OF OPTIONS

The following is a brief description of the federal income tax consequences generally arising with respect to awards of options under the equity plan.

The grant of an option will create no tax consequences for the participant or our company. A participant will not have taxable income upon exercising an ISO (except that the alternative minimum tax may apply). Upon exercising an option other than an ISO, the participant must generally recognize ordinary income equal to the difference between the exercise price and the fair market value of the freely transferable and non-forfeitable shares of common stock acquired on the date of exercise.

Upon a disposition of shares of common stock acquired upon exercise of an ISO before the end of the applicable ISO holding periods, the participant must generally recognize ordinary income equal to the lesser of (i) the fair market value of the shares of common stock at the date of exercise of the ISO minus the exercise price, or (ii) the amount realized upon the disposition of the ISO shares of common stock minus the exercise price. Otherwise, a participant's disposition of shares of common stock acquired upon the exercise of an option (including an ISO for which the ISO holding periods are met) generally will result in short-term or long-term capital gain or loss measured by the difference between the sale price and the participant's tax basis in such shares of common stock (the tax basis generally being the exercise price plus any amount previously recognized as ordinary income in connection with the exercise of the option).

We generally will be entitled to a tax deduction equal to the amount recognized as ordinary income by the participant in connection with an option. We generally are not entitled to a tax deduction relating to amounts that represent a capital gain to a participant. Accordingly, we will not be entitled to any tax deduction with respect to an ISO if the participant holds the shares of common stock for the ISO holding periods prior to disposition of the shares.

The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Code, which generally disallows a public company's tax deduction for compensation to covered employees in excess of $1 million in any tax year beginning on or after January 1, 1994. Compensation that qualifies as "performance-based compensation" is excluded from the $1 million deductibility cap, and therefore remains fully deductible by the company that pays it. As discussed above, we intend that options and certain other awards granted to employees whom the committee expects to be covered employees at the time a deduction arises in connection with such awards, qualify as such "performance-based compensation," so that such awards will not be subject to the Section 162(m) deductibility cap of $1 million. Future changes in Section 162(m) or the regulations thereunder may adversely affect our ability to ensure that options or other awards under the equity plan will qualify as "performance-based compensation" that is fully deductible by our company under Section 162(m).

The foregoing discussion, which is general in nature and is not intended to be a complete description of the federal income tax consequences of the equity plan, is intended for the information of stockholders considering how to vote at the meeting and not as tax guidance to participants in the equity plan. This discussion does not address the effects of other federal taxes or taxes imposed under state, local, or foreign tax laws. Participants in the equity plan should consult a tax advisor as to the tax consequences of participation.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2002.

                                                                                                     (c)
                                             (a)                                             Number of Securities
                                     Number of Securities               (b)                Remaining Available for
                                      to be Issued Upon           Weighted Average          Future Issuance Under
                                         Exercise of             Exercise Price of        Equity Compensation Plans
                                     Outstanding Options,       Outstanding Options,        (Excluding Securities
        Plan Category                Warrants, and Rights       Warrants, and Rights       Reflected in Column (a))
        -------------                --------------------       --------------------       ------------------------
Equity Compensation
  Plans Approved by
  Stockholders..............               2,500,000                   $0.30                            --

Equity Compensation
  Plans Not Approved
  by Stockholders...........              25,866,875 (2)               $0.06                     10,985,000 (1)
                                         -----------                                            -----------

   Total....................              28,366,875                                             10,985,000
                                         ===========                                            ===========

----------
(1) Includes 10,000,000 securities that may be issued under the 2003 Equity Incentive Compensation Plan, and 985,000 options available to be issued under our existing 1999 Stock Option Plan.
(2) Includes 16,000,000 warrants that vest pursuant to our company achieving various monthly net revenue targets and common stock price targets.

EMPLOYMENT AGREEMENT

On November 13, 2002, we entered into a two-year employment agreement with David
M. Shworan to serve as our Chief Executive Officer. At that time, and as a condition of his employment, Mr. Shworan agreed to arrange for an affiliated company to purchase 800,000 shares of our common stock at a price of $0.05 per share each six-month period commencing on November 12, 2002, up to an aggregate of 4,800,000 shares ($240,000). We will not be obligated to pay or accrue cash compensation to Mr. Shworan until determined by the parties at a future date. In connection with his employment, we granted to Mr. Shworan as a signing bonus five-year warrants to purchase 4,000,000 shares of our common stock at an exercise price of $0.05 per share. One-twelfth of the warrants will vest each month during the first year of the agreement. In addition, we granted to Mr. Shworan warrants to purchase an additional 16,000,000 shares of common stock at an exercise price of $0.05 per share, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets, as follows:

     Monthly Net Revenue Targets (1)                    Warrants Vested
     -------------------------------                    ---------------
               $ 40,000                                    3,000,000
               $ 60,000                                    1,000,000
               $250,000                                    1,000,000
               $750,000                                    1,000,000

         Share Price Targets (2)                        Warrants Vested
         -----------------------                        ---------------
                $0.50                                      1,000,000
                $0.75                                      1,000,000
                $1.00                                      3,000,000
                $1.50                                      2,000,000
                $2.00                                      3,000,000

----------
(1) The respective warrants will vest at such time as our company records an average of the indicated target level during a three-month period. The warrants will not vest until a three-month average of a target level is achieved.

(2) The respective warrants will vest at such time as the market value of our common stock as quoted on the OTC Bulletin Board achieves a one-month average of the indicated target level. We have a five-year employment agreement with Mr. Guelpa, our Chief Operating Officer, terminating in July 2004. The employment agreement was amended on November 13, 2002 and provides for a base salary of $60,000 per year. The agreement provides for incentive based compensation based upon our company achieving various profitability levels. In the event we record net income of $10.0 million, we will grant to Mr. Guelpa options to purchase 500,000 shares of our common stock. If we terminate Mr. Guelpa's employment without cause, we have agreed to pay Mr. Guelpa a lump sum payment of two years' salary and all perquisites. If we terminate Mr. Guelpa following a merger, takeover, or any other event that changes more than 25% ownership of our company, we have agreed to pay Mr. Guelpa a lump sum payment of three years' salary and all perquisites. Such lump sum payment will equal one years' salary and perquisities in the event Mr. Guelpa terminates his employment following such transaction.
     We offer our employees, including officers, medical benefits. Our executive officers and other key personnel are eligible to receive discretionary bonuses, and are eligible to receive stock options under our stock option plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 10, 2003 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                                   NUMBER OF SHARES (2)     PERCENT
-------------------                                   --------------------     -------
DIRECTORS AND EXECUTIVE OFFICERS

David M. Shworan..................................       5,349,300(3)            9.7%
R. Keith Guelpa...................................      11,278,303(4)           18.7%
Keith J. Randall..................................         991,792(5)            1.9%
Robert J. Thompson................................       1,100,000(6)            2.1%
All executive officers and directors as a group
  (four persons)..................................      18,719,395              28.8%

5% STOCKHOLDERS
Duane Nelson......................................       6,062,317(7)           10.8%

----------
(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 14500 N. Northsight Blvd. Suite 329, Scottsdale, Arizona 85260.

(2) The percentages shown are calculated based upon 52,286,704 shares of common stock outstanding on March 10, 2003. The numbers and percentages shown include the shares of common stock actually owned as of March 10, 2003 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 10, 2003 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Represents 1,011,800 shares of common stock owned by Mr. Shworan and 1,600,000 shares owned by Mr. Shworan's wife. Also includes 37,500 shares of common stock owed by Bravenet Web Services, Inc. of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 2,200,000 shares of common stock and vested warrants for Bravenet Web Services, Inc. to acquire 500,000 shares of common stock.

(4) Represents 1,313,600 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife. Also includes 7,964,703 shares of common stock issuable upon exercise of stock options and warrants held by Mr. Guelpa. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.

(5) Represents 25,000 shares of common stock and vested options and warrants to acquire 966,762 shares of common stock.

(6)  Represents vested options to acquire 1,100,000 shares of common stock.

(7) Represents 1,392,000 shares of common stock and vested options to acquire 3,670,317 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During November 13, 2002, we entered into a two-year employment agreement with Mr. Shworan to serve as our Chief Executive Officer. See "Executive Compensation - Employment Agreements." At that time, and as a condition to his employment, Mr. Shworan agreed to arrange for an affiliated company to purchase 800,000 shares of our common stock at a price of $0.05 per share each six-month period commencing on November 12, 2002, up to an aggregate of 4,800,000 shares. We will not be obligated to pay or accrue cash compensation to Mr. Shworan until determined by the parties at a future date. In connection with his employment, we granted to Mr. Shworan as a signing bonus five-year warrants to purchase 4,000,000 shares of our common stock at an exercise price of $0.05 per share. One-twelfth of the warrants will vest each month during the first year of the agreement. In addition, we granted to Mr. Shworan warrants to purchase an additional 16,000,000 warrants at an exercise price of $0.05 per share, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets, as described under "Executive Compensation - Employment Agreements."

     In May 2000, we relocated our corporate offices to Scottsdale, Arizona. Our company loaned Mr. Keith Guelpa, our Chief Executive Officer, $80,000 to provide relocation assistance. The loan bears interest at the rate of prime plus 0.5%. Repayment terms are at the discretion of our board of directors. During 2001, our Board of Directors approved forgiving $50,000 of the outstanding principal amount of the loan, and during 2002, our Board of Directors approved forgiving the remaining $30,000 of the outstanding principal amount of the loan and the outstanding accrued interest. During 2001, Mr. Guelpa made loans to us and deferred salary that combined totaled $265,000 at December 31, 2001. To compensate Mr. Guelpa, we awarded him a total of 5,395,914 warrants at an average price of $0.16. In 2002, Mr. Guelpa loaned us an additional $53,850, of which $26,100 was repaid during 2002, and agreed to a reduced salary of approximately $36,500. In exchange for such reduction in salary, we granted to Mr. Guelpa warrants to purchase 1,098,958 shares of common stock at exercise prices ranging from $0.05 to $0.20 per share. See "Executive Compensation - Option Grants." Mr. Guelpa also personally incurred costs totaling approximately $129,000 associated with financing our company. In exchange for agreeing to loan us this amount and in lieu of interest paid on outstanding loans to us, we granted to Mr. Guelpa warrants to purchase 5,773,329 shares of common stock at an exercise prices ranging from $0.09 to $0.20 per share.

ITEM 13. EXHIBITS, LIST,  AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------
  3.1     Second Amended and Restated Articles of Incorporation
  3.2     Amended and Restated Bylaws
  4.1 Form of Pooling Agreement executed by certain of the Company's shareholders (1)
 10.2     Employment Agreement between the Registrant and R. Keith Guelpa (1)
 10.3     Employment Agreement between the Registrant and Keith Randall (1)
 10.4     Employment Agreement between the Registrant and Duane Nelson (1)
 10.5     1999 Stock Option Plan (1)
 10.6     Employment Agreement between the Registrant and David M. Shworan
 10.7     2003 Equity Incentive Compensation Plan
  21      List of Subsidiaries
 23.1     Consent of Allan Hutchison, CPA, Independent Auditors
 99.1     Certification by Chief Executive Officer
 99.2     Certification by Chief Financial Officer

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.

(b)  REPORTS ON FORM 8-K.

     Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

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

Date: March 10, 2003                   QUOTEMEDIA.COM, INC.

                                       By: /s/ David M. Shworan
                                           -------------------------------------
                                           David M. Shworan
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson         Chairman of the Board              March 10, 2003
---------------------------
Robert J. Thompson

/s/ R. Keith Guelpa            Chief Operating Officer,           March 10, 2003
---------------------------    and Director
R. Keith Guelpa


/s/ Keith J. Randall           Vice President, Treasurer,         March 10, 2003
---------------------------    Secretary, and Chief Financial
Keith J. Randall               Officer (Principal Financial and
                               Accounting Officer)

/s/ David M. Shworan           Chief Executive Officer,           March 10, 2003
---------------------------    President and Director
David M. Shworan               (Principal Executive Officer)

                                  CERTIFICATION

     I, Dave Shworan, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Quotemedia, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

                                        /s/ David M. Shworan
                                        ----------------------------------
                                        David M. Shworan
                                        Chief Executive Officer

                                  CERTIFICATION

     I, Keith J. Randall, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Quotemedia, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

                                        /s/ Keith J. Randall
                                        ----------------------------------
                                        Keith J. Randall
                                        Chief Financial Officer

                              QUOTEMEDIA.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS


         Independent Auditors' Report                              F-1

         Balance Sheet                                             F-2

         Statements of Operations                                  F-3

         Statements of Stockholders' Equity                        F-4

         Statements of Cash Flows                                  F-5

         Notes to Financial Statements                             F-6 - F-12

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

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
QUOTEMEDIA.COM, INC.

We have audited the balance sheet of QUOTEMEDIA.COM, INC. as at December 31, 2002 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in the United States of America applied on a consistent basis. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit report provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with generally accepted accounting principals accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Phoenix, Arizona                        Allan G. Hutchison, CPA
March 21, 2003

                              QUOTEMEDIA.COM, INC.
                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2002

ASSETS                                                         DECEMBER 31, 2002
                                                               -----------------
CURRENT ASSETS

  Cash and cash equivalents                                       $   190,200
  Accounts receivable                                                  12,685
  Deposits                                                             15,946
                                                                  -----------
     Total current assets                                             218,831

  Fixed assets, net (Note 3)                                           44,999
                                                                  -----------
                                                                  $   263,830
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   186,552
  Note payable                                                        112,023
  Deferred revenue                                                      1,360
  Due to related parties, net                                         238,074
                                                                  -----------
                                                                      538,009
                                                                  -----------


STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
   shares authorized, 48,968,104 shares issued
   for 2002 and 33,714,529 issued for 2001 (Note 5)                    48,969
  Additional paid-in capital                                        5,708,075
  Accumulated deficit                                              (6,031,223)
                                                                  -----------
                                                                     (274,179)
                                                                  -----------
                                                                  $   263,830
                                                                  ===========
See accompanying notes

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                              YEAR ENDED           YEAR ENDED
                                          DECEMBER 31, 2002    DECEMBER 31, 2001
                                          -----------------    -----------------
OPERATING REVENUE

  Licensing fees                             $     31,330        $      7,856
  Advertising                                      12,541               3,171
                                             ------------        ------------
                                                   43,871              11,027
OPERATING EXPENSES

  Business development (Note 5 (b))              (161,512)            784,705
  Financing expense                               388,250             329,265
  Office (Note 5 (b))                             321,316             748,864
  Professional fees (Note 5 (b))                     (369)             93,173
  Research and development                        167,178             292,216
  Website content                                 157,510             185,675
                                             ------------        ------------
                                                  872,373           2,433,898
                                             ------------        ------------

OPERATING LOSS                                   (828,502)         (2,422,871)

OTHER INCOME
  Interest and other income (loss)                    126              (2,633)
                                             ------------        ------------

                                             ============        ============
LOSS FOR PERIOD                              $   (828,376)       $ (2,425,504)
                                             ============        ============
EARNINGS PER SHARE

  Basic and diluted loss per share           $      (0.02)       $      (0.10)
                                             ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic and diluted                            38,396,310          23,672,406
                                             ============        ============

See accompanying notes

                              QUOTEMEDIA.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                         COMMON STOCK
                                   --------------------------    ADDITIONAL       SHARE                         TOTAL
                                   NUMBER OF                       PAID-IN     SUBSCRIPTION    ACCUMULATED   STOCKHOLDERS'
                                     SHARES         AMOUNT         CAPITAL      RECEIVABLE       DEFICIT        EQUITY
                                   -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000          20,557,612    $    20,558    $ 2,943,705             --    $(2,777,343)   $   186,920

Shares issued  - for cash            4,285,000          4,285        424,215             --             --        428,500

Shares issued - for
services                             8,156,917          8,157      1,302,250             --             --      1,310,407

Shares issued - for debt               715,000            715         70,785             --             --         71,500

Share subscription
receivable                                  --             --             --        (20,000)            --        (20,000)

Loss for period                             --             --             --             --     (2,425,504)    (2,425,504)

                                   -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001
                                    33,714,529         33,715      4,740,955        (20,000)    (5,202,847)      (448,177)
                                   ===========    ===========    ===========    ===========    ===========    ===========

 Shares issued  - for cash          12,180,004         12,180        671,820             --             --        684,000

Shares issued - for
services                             5,105,000          5,105        651,645             --             --        656,750

Shares issued - for debt             1,912,500          1,913        171,087             --             --        173,000

Shares canceled (Note 6(b))         (3,943,929)        (3,944)      (527,432)            --             --       (531,376)

Share subscription
receivable                                  --             --             --         20,000             --         20,000

Loss for period                             --             --             --             --       (828,376)      (828,376)

                                   -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002          48,968,104    $    48,969    $ 5,708,075             --    $(6,031,223)   $  (274,179)
                                   ===========    ===========    ===========    ===========    ===========    ===========

See accompanying notes

                              QUOTEMEDIA.COM, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              YEAR ENDED        YEAR ENDED
                                                          DECEMBER 31, 2002  DECEMBER 31, 2001
                                                          -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

LOSS FOR PERIOD                                              $  (828,376)       $(2,425,504)

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
  Depreciation                                                    16,599             14,710
  Loss on sale of marketable securities                               --              2,794

  Issuance of capital stock for services,
   net of canceled shares                                        125,374          1,310,407
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                            (12,685)             3,443
  Deposits                                                          (542)            15,134
  Accounts payable                                              (158,585)           227,491
  Deferred revenue                                                 1,360             (2,055)
  Due from related parties                                       170,321            337,616
                                                             -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                           (686,534)          (515,964)
                                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of marketable securities                         --             81,626
  Purchase of marketable securities                                   --            (43,000)
  Fixed assets                                                   (12,534)           (16,256)
                                                             -----------        -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (12,534)            22,370
                                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (decrease) in note payable                                 --            150,000
  Repayment of note payable                                      (15,752)           (69,250)
  Increase in financing fee payable                                   --             47,025
  Share subscription receivable                                   20,000            (20,000)
  Issuance of capital stock for cash                             684,000            428,500
                                                             -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        688,248            536,275
                                                             -----------        -----------

NET INCREASE (DECREASE) IN CASH                                  (10,820)            42,681

CASH, BEGINNING OF PERIOD                                        201,020            158,339
                                                             -----------        -----------

CASH, END OF PERIOD                                          $   190,200        $   201,020
                                                             ===========        ===========

See supplementary information (note 7)

See accompanying notes

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.   GOING CONCERN

     Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have had limited revenues to date. Management intends to obtain additional financing, which may come from future equity or debt offerings. Financing may not be available, however, and without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)   NATURE OF OPERATIONS

     We are a software developer and Application Service Provider, specializing in the collection, aggregation, and unique delivery of both delayed and real-time financial data content via the Internet. We develop and license unique Web-based software components that deliver cost effective, dynamic content to websites of brokerage firms, financial institutions, mutual fund companies, portals, public companies, Fortune 500 companies, and corporate intranets.

     b)   CASH AND CASH EQUIVALENTS

     Cash equivalents include money market investments that are redeemable on demand.

     c)   FIXED ASSETS

     Fixed assets are recorded at cost less accumulated depreciation. Depreciation is calculated on a declining-balance basis at a rate of 30%. In the years of acquisition and disposal, depreciation is calculated at one-half the normal rate. Management believes that this method approximates the assets' useful lives.

     d)   LOSS PER SHARE

     Financial Accounting Standards No. 128 "Earnings Per Share" requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For 2002 and 2001, all common stock equivalents were anti-dilutive.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     e)   STOCK BASED COMPENSATION

     We have elected under FAS No. 123, "Accounting for Stock-based Compensation", to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As we grant all stock options with an exercise price equal to the market value of the underlying common shares on the date of the grant, no compensation expense is required to be recognized under APB 25. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for our employee stock option plan been determined by this method, our net loss and loss per share would have been as follows:

                                                 2002            2001
                                             ------------    ------------
     Net income:
        As reported                          $   (828,376)   $ (2,425,504)
        Pro forma                              (1,771,198)     (3,462,135)
     Basic and diluted earnings per share:
        As reported                                 (0.02)          (0.10)
        Pro forma                                   (0.05)          (0.15)

     The weighted average fair value of the options and warrants granted during the year is $0.17 per share.

     The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002: expected dividend yield of 0%, expected stock price volatility of 166%, a risk free interest rate of 5%; and an expected life of options of one year.

     f)   INCOME TAXES

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

     Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. No income taxes were paid in 2002.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

     g)   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Actual results may vary from the estimates.

     h)   RESEARCH AND DEVELOPMENT

     We expense research and development costs as they are incurred. To date we have had no significant software development costs that would be required to be capitalized pursuant to Financial Accounting Standards ("FAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed".

     i)   REVENUE RECOGNITION

     We recognize revenue from sales of products and services upon the later of transfer of title or upon shipment of the product to the customer or rendering of the service, so long as collectibility is reasonably assured. We record deferred revenue when we receive cash in advance of the revenue recognition criteria being met.

     j)   NEW ACCOUNTING STANDARDS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of our recognition of future exit or disposal costs, if any.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 have been included in Note 5.

3.   FIXED ASSETS

     Cost                                                         $ 90,875
     Accumulated Depreciation                                      (45,876)
                                                                  --------
         Net Value                                                $ 44,999
                                                                  ========

4.   RELATED PARTY TRANSACTIONS

     On November 13, 2002, we entered into a two-year employment agreement with Mr. David Shworan to serve as our Chief Executive Officer. At that time, and as a condition of his employment, Mr. Shworan agreed to arrange for an affiliated company to purchase 800,000 shares of our common stock each month, at a price of $0.05 per share, for a six-month period commencing on November 12, 2002, up to an aggregate of 4,800,000 shares.

     In May 2000, we relocated our corporate head office to Scottsdale, Arizona. We loaned Mr. Keith Guelpa, our Chief Executive Officer at the time, $80,000 to provide relocation assistance. The loan bears interest at the rate of prime plus 0.5%. Repayment terms are at the discretion of our board of directors. During 2001, our Board of Directors approved forgiving $50,000 of the outstanding principal amount of the loan, and during 2002, our Board of Directors approved forgiving the remaining $30,000 of the outstanding principal amount of the loan .

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.   STOCKHOLDERS' EQUITY

     a)   PREFERRED SHARES

     We are authorized to issue up to 10,000,000 non-designated preferred shares. As at December 31, 2002 no preferred shares have been issued.

     b)   CANCELED SHARES OF COMMON STOCK

     During 2002, we canceled a total of 3,943,929 shares of our common stock which resulted in the reversal of $531,376 in expenses previously recognized. The shares were canceled due to non-performance. During 2002, 100,000 shares were canceled resulting in the reversal of $100,000 of office expenses, 8,929 shares were canceled resulting in the reversal of $10,626 of professional fees, and 2,935,000 shares were canceled resulting in the reversal of $420,750 of business development expenses.

     c)   STOCK OPTION PLAN

     We have a stock option plan whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of fair market value. The options generally vest after one year unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time it is granted and may extend to a maximum of ten years. At December 31, 2002, we had reserved 6,000,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of five years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

                              QUOTEMEDIA.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.   STOCKHOLDERS' EQUITY (CONTINUED)

     The   following   table  sets  forth   certain  stock  option  and  warrant
     information:

                                                   Options and  Weighted-Average
                                                    Warrants     Exercise Price
                                                   -----------    -----------
     Outstanding at December 31, 2000                1,975,000    $      0.55

        Granted under company stock option plan      3,365,000    $      0.19
        Granted outside company stock option plan           --
        Warrants granted                             7,774,764    $      0.16
        Exercised                                      (75,000)   $      2.00
        Cancelled                                     (100,000)   $      0.75
                                                   -----------    -----------

     Outstanding at December 31, 2001               12,939,764    $      0.19
                                                   -----------    -----------

        Granted under company stock option plan        250,000    $      0.13
        Granted outside company stock option plan           --
        Warrants granted                            28,704,900    $      0.07
        Expired                                       (500,000)   $      0.10
        Cancelled                                   (1,727,852)   $      0.18
                                                   -----------    -----------
     Outstanding at December 31, 2002               39,666,812    $      0.10
                                                   ===========    ===========

                            Options and Warrants Outstanding           Options and Warrants Exercisable
                  --------------------------------------------------   --------------------------------
                                      Weighted
                      Number           Average          Weighted            Number         Weighted
   Range of       Outstanding at      Remaining          Average        Exercisable at      Average
Exercise Price    Dec. 31, 2002    Contractual Life   Exercise Price    Dec. 31, 2002    Exercise Price
--------------    -------------    ----------------   --------------    -------------    --------------
  $0.05-1.68        12,939,764           4.32             $0.10           19,500,145          $0.16

     As at December 31, 2002 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations.

6.   COMMITMENTS

     We have premise leases and web server storage commitments totaling $43,126 extending to May 2003.

7.   SUPPLEMENTARY INFORMATION

                                                         2002         2001
                                                       -------       ------
     Cash flow information:

     Non-cash financing activities
       Issuance of capital stock for debt              173,000       71,500

8.   COMPARATIVE FIGURES

     Certain figures in the comparative period have been reclassified to conform to the current year's presentation.

9.   SUBSEQUENT EVENTS

     In 2003, we issued a total of 1,600,000 shares of our restricted common stock at $0.05 for total proceeds of $80,000.

     In 2003, our stockholders approved a proposal to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares. Stockholders also approved changing the name of our company to QuoteMedia, Inc. from Quotemedia.com, Inc.