Form 10QSB
period 2003-03-31
QUOTEMEDIA COM INC
filed 2003-05-12
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    The Quarterly period ended March 31, 2003

                         Commission File Number: 0-28599


                                QUOTEMEDIA, INC.
        (Exact name of small business issuer as specified in its charter)


                                     NEVADA
         (State or other jurisdiction of incorporation or organization)


                                   91-2008633
                      (IRS Employer Identification Number)


                            17100 East Shea Boulevard
                                    Suite 230
                               Fountain Hills, AZ
                    (Address of principal executive offices)


                                      85268
                                   (Zip Code)


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

On May 6, 2003, the Registrant had 55,886,704 shares of common stock outstanding.

                                QUOTEMEDIA , INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


                                                                            Page
                                                                            ----

Part I. Financial Information

         Item 1.  Financial Statements                                         3

                  Balance Sheets                                               3

                  Statements of Operations                                     4

                  Statements of Cash Flows                                     5

                  Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis                         8


Part II. Other Information

         Item 1.  Legal Proceedings                                           11

         Item 2.  Changes in Securities                                       11

         Item 3.  Defaults Upon Senior Securities                             11

         Item 4.  Submission of Matters to a Vote of Security Holders         11

         Item 5.  Other Information                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11


         Signatures                                                           12

         Certifications                                                       13

                                QUOTEMEDIA, INC.
                                  BALANCE SHEET
                              AS AT MARCH 31, 2003
                                   (UNAUDITED)

ASSETS                                                            MARCH 31, 2003
                                                                  --------------

CURRENT ASSETS

Cash and cash equivalents                                          $    93,638
Accounts receivable                                                     14,251
Deposits                                                                15,859
                                                                   -----------
Total current assets                                                   123,748

Fixed assets, net                                                       43,019
                                                                   -----------
                                                                   $   166,767
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $   135,086
Note payable                                                           115,417
Deferred revenue                                                         2,750
Due to related parties, net                                            223,691
                                                                   -----------
                                                                       476,944
                                                                   -----------
STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares
authorized, 54,886,704 shares issued and outstanding                    54,887
Additional paid-in capital                                           6,075,895
Accumulated deficit                                                 (6,440,959)
                                                                   -----------
                                                                      (310,177)
                                                                   -----------
                                                                   $   166,767
                                                                   ===========

                             See accompanying notes

                                QUOTEMEDIA, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH 31, 2003        MARCH 31, 2002
                                          --------------        --------------
OPERATING REVENUE

Advertising                                $      1,330          $      1,458
Licensing fees                                   16,830                 4,433
                                           ------------          ------------
                                                 18,160                 5,891

OPERATING EXPENSES

Business development                              8,854                 2,903
Financing expense                                64,000               287,750
Office                                          146,145                61,151
Professional fees                                10,563                 5,068
Research and development                        131,768                44,223
Website content                                  66,656                45,482
                                           ------------          ------------
                                                427,986               446,577
                                           ------------          ------------

OPERATING LOSS                                 (409,826)             (440,686)

OTHER INCOME AND EXPENSES
Interest income                                      90                    90
                                           ------------          ------------

LOSS FOR PERIOD                                (409,736)             (440,596)
                                           ============          ============

EARNINGS PER SHARE

Basic and diluted loss per share           $      (0.01)         $      (0.01)
                                           ============          ============

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted                            50,872,166            34,285,362
                                           ============          ============

                             See accompanying notes

                                QUOTEMEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 2003       MARCH 31, 2002
                                           --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                     $(409,736)           $(440,596)

ADJUSTMENTS TO RECONCILE LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Depreciation expense                             3,429                4,000
Issuance of capital stock for services         213,738              271,250
CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                             (1,566)                (284)
Deposits                                            87                   --
Accounts payable                               (48,072)             (86,664)
Deferred revenue                                 1,390                1,760
Due from related parties, net                  (14,383)               9,250
                                             ---------            ---------
NET CASH USED IN OPERATING ACTIVITIES         (255,113)            (241,284)
                                             ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Fixed assets                                    (1,449)              (8,573)
                                             ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES           (1,449)              (8,573)
                                             ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock for cash              160,000              180,000
Repayment of note payable                           --              (30,000)
Share subscription receivable                       --               20,000
                                             ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES      160,000              170,000
                                             ---------            ---------

NET (DECREASE) IN CASH                         (96,562)             (79,857)

CASH, BEGINNING OF PERIOD                      190,200              201,020
                                             ---------            ---------

CASH, END OF PERIOD                          $  93,638            $ 121,163
                                             =========            =========

See supplementary information (note 3)

                             See accompanying notes

                                QUOTEMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2003
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

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

     These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2002 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated March 10, 2003.

2.   SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements follow the same accounting policies and methods of application as our annual financial statements, except for 2(b).

     a)   STOCK BASED COMPENSATION

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

          Three months ended March 31,                                   2003         2002
                                                                         ----         ----
          Net income:
            As reported                                               $(409,736)   $(440,686)
            Less:  Total stock-based employee compensation expense
            determined under fair value based method for all awards    (234,173)    (318,917)
                                                                      ---------    ---------
            Pro forma                                                  (643,909)    (759,603)
          Basic and diluted earnings per share:
            As reported                                                   (0.01)       (0.01)
            Pro forma                                                     (0.01)       (0.02)

                                QUOTEMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2003
                                   (UNAUDITED)

          The weighted average fair value of the options and warrants granted during the three months ended March 31, 2003 is $0.03 per share (2002
          - $0.12).

          The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three month period ending March 31, 2003: expected dividend yield of 0% (2002 - 0%), expected stock price volatility of 173% (2002 - 166%), a risk free interest rate of 5% (2002 - 5%); and an expected life of options of one year (2002 - one year).

     b)   RECENT ACCOUNTING PRONOUNCEMENTS

          In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The standard was adopted on January 1, 2003, and is not expected to have a material effect on the financial statements

3.   SUPPLEMENTARY CASH FLOW INFORMATION

          Three months ended March 31,                       2003        2002
                                                             ----        ----

          Cash received for interest                          $90         $90

4.   COMPARATIVE FIGURES

     Certain figures in the comparative period have been reclassified to conform to the current year's presentation.

5.   SUBSEQUENT EVENTS

     In April 2003, we issued 1,000,000 shares of our restricted common stock at $0.05 for total proceeds of $50,000. No warrants were attached to the common stock issued.

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

     All references to "we", "our", "us", of "quotemedia" refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

     This report should be read in conjunction with our Form 10-KSB filed with the Securities and Exchange Commission dated March 10, 2002.

OVERVIEW

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of advertising fees generated from sponsorship advertisements and licensing fees generated from our software applications. Revenue for the three month period ended March 31, 2003 was $18,160 compared to $5,891 for the three month period ended March 31, 2002. The increase is due to the increased market acceptance of our subscription based streaming products launched in 2002, and the introduction of new financial tools in 2003.

OPERATING EXPENSES

     WEBSITE CONTENT

     Website content expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended March 31, 2003 were $66,656 compared with $45,482 for the three month period ending March 31, 2002. The increase is due primarily to increased stock exchange fees associated with an increase in the number of customers receiving real-time financial information.

     PROFESSIONAL FEES

     Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended March 31, 2003 were $10,563 compared with $5,068 for the three month period ending March 31, 2002. The increase is due to the legal costs associated with the Annual Meeting of Stockholders held in February 2003.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the three month period ended March 31, 2003 were $131,768 compared with $44,223 for the three month period ended March 31, 2002. The increase is due to $86,250 in development costs resulting from the issuance of 1,125,000 shares of our common stock for development services.

     BUSINESS DEVELOPMENT

     Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the three month period ended March 31, 2003 were $8,854 compared to $2,903 for the three month period ended March 31, 2002. The increase is due to investor relation expenses associated with the Annual Meeting of Stockholders held in February 2003.

     OFFICE

     Office expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office expenses for the three month period ended March 31, 2003 were $146,145 compared to $61,151 for the three month period ended March 31, 2002. The increase is due to $63,488 in office expenses resulting from the issuance of 793,600 shares of our common stock for services provided to the Company.

     FINANCING EXPENSE

     During the three months ended March 31, 2003, we incurred $64,000 in financing fees resulting from the issuing of 800,000 shares of its common stock associated with private equity financings, compared to $287,750 in financing fees resulting from the issuing of 875,000 shares of its common stock during the three months ended March 31, 2002.

INTEREST INCOME

Interest   income   consists  of  interest  earned  on  cash  and  money  market investments. Interest income for the three month period ended March 31, 2003 was $90 compared to $90 for the three month period ended March 31, 2002.

LOSS FOR THE PERIOD

As a result of the foregoing, we incurred a loss for the three months ended March 31, 2003 of $409,736 or approximately $(0.01) per share compared to a loss of $440,596 and $ (0.01) per share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $93,638 at March 31, 2003, as compared with $190,200 at December 31, 2002, a decrease of $96,562. Net cash of $255,113 was used in operations for the three months ended March 31, 2003, primarily resulting from our net loss for the period and a decrease in accounts payable offset by the issuance of capital stock for services. Net cash used in investing activities for the three months ended March 31, 2003 was $1,449 resulting from the purchase of fixed assets. Net cash provided by financing activities for the three months ended March 31, 2003 was $160,000 resulting from the issuance of common stock for cash.

Subsequent to March 31, 2003, we issued 1,000,000 shares of restricted common stock for total proceeds of $50,000. We believe that cash on hand will be sufficient to fund our current operations through May 2003. After that date, we will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - none

ITEM 2. CHANGES IN SECURITIES

From January to March 2003, we issued a total of 3,200,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $160,000 as part of a private equity financing. Two accredited investors participated in the offering. No commissions were associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During January 2003, we issued 125,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate price of $6,250 for services provided to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During March 2003, we issued 1,793,600 shares of restricted common stock at a price of $0.08 per share, or an aggregate price of $143,488 for services provided to the Company. In addition, during March 2003 we issued 800,000 shares of restricted common stock at a price of $0.08 per share, or an aggregate price of $64,000, as a financing fee for financing provided to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - none

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5. OTHER INFORMATION - none

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBIT
         -------    ----------------------
          99.1      Certification by Chief Executive Officer
          99.2      Certification by Chief Financial Officer

     (b) Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUOTEMEDIA, INC.


                                       Dated: May 6, 2003


                                       By: /s/ David M. Shworan
                                           -------------------------------------
                                           David M. Shworan,
                                           President
                                           (Principal Executive Officer)



                                       By: /s/ Keith J. Randall
                                           -------------------------------------
                                           Keith J. Randall, C.A.,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                  CERTIFICATION

     I, David M. Shworan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Quotemedia, Inc.;

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

Date: May 6, 2003

                                       By: /s/ David M. Shworan
                                           -------------------------------------
                                           David M. Shworan
                                           Chief Executive Officer and President

                                  CERTIFICATION

     I, Keith J. Randall, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Quotemedia, Inc.;

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

Date: May 6, 2003

                                        By: /s/ Keith J. Randall
                                            ------------------------------------
                                            Keith J. Randall
                                            Chief Financial Officer