Form 10QSB
period 2003-06-30
QUOTEMEDIA  INC
filed 2003-08-12
CIK 1101433

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

Quarterly Report under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

The Quarterly period ended June 30, 2003

Commission File Number:                0-28599

QUOTEMEDIA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

91-2008633
(IRS Employer Identification Number)

17100 East Shea Boulevard
Suite 230
Fountain Hills, AZ
(Address of principal executive offices)

85268
(Zip Code)

(480) 905-7311
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

On August 8, 2003, the Registrant had 57,239,204 shares of common stock outstanding.

QUOTEMEDIA, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

Signatures	15

QUOTEMEDIA, INC.
BALANCE SHEET
as at June 30, 2003
(Unaudited)

June 30, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,485
Accounts receivable	22,218
Deposits	18,729

Total current assets	96,432
Fixed assets, net	41,405

$137,837

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$111,603
Note payable	118,914
Deferred revenue	13,553
Due to related parties, net	221,109

465,179

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 56,986,704 shares issued and outstanding	56,987
Additional paid-in capital	6,193,795
Accumulated deficit	(6,578,124)

(327,342)

$137,837

See accompanying notes

QUOTEMEDIA, INC.
STATEMENTS OF OPERATIONS
Six and Three Months Ended June 30, 2003 and 2002
(Unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002	Three months ended June 30, 2003	Three months ended June 30, 2002

OPERATING REVENUE
Advertising	$2,530	$6,165	$1,200	$4,707
Licensing fees	73,927	12,580	57,097	8,147

	76,457	18,745	58,297	12,854
OPERATING EXPENSES
Business development	10,026	4,929	1,172	2,026
Financing expense	64,000	340,250	—	52,500
Office	216,033	322,828	69,888	261,677
Professional fees	22,992	7,325	12,429	2,257
Research and development	179,745	96,070	47,977	51,847
Website content	130,659	96,777	64,003	51,295

	623,455	868,179	195,469	421,602

OPERATING LOSS	(546,998)	(849,434)	(137,172)	(408,748)
OTHER INCOME AND EXPENSES
Interest income	97	114	7	24

LOSS FOR PERIOD	(546,901)	(849,320)	(137,165)	(408,724)

NET LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	55,892,090	35,984,032	56,986,704	37,664,034

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.
STATEMENTS OF CASH FLOWS
Six months Ended June 30, 2003 and 2002
(Unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(546,901)	$(849,320)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	7,005	8,054
Issuance of capital stock for services	213,738	323,750
Changes in assets and liabilities:
Accounts receivable	(9,533)	(289)
Deposits	(2,783)	(44)
Accounts payable	(68,058)	(78,583)
Deferred revenue	12,193	6,000
Due from related parties, net	(16,965)	224,492

Net cash used in operating activities	$(411,304)	$(365,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets	(3,411)	(9,251)

Net cash used in investing activities	(3,411)	(9,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription receivable	—	20,000
Repayment of note payable	—	(40,000)
Issuance of capital stock for cash	280,000	200,000

Net cash provided by financing activities	280,000	180,000

Net decrease in cash	(134,715)	(195,191)
Cash, beginning of period	190,200	201,020

Cash, end of period	$55,485	$5,829

See supplementary information (note 3)

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
Six Month Period Ended June 30, 2003
(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10 – QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

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

a) Stock based compensation

We have elected under FAS No. 123, “Accounting for Stock-based Compensation”, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As we grant all stock options with an exercise price equal to the market value of the underlying common shares on the date of the grant, no compensation expense is required to be recognized under APB 25. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for our employee stock option plan been determined by this method, our net loss and loss per share would have been as follows:

	Three month ended June 30,		Six month ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(137,165)	$(408,724)	$(546,901)	$(849,320)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(206,931)	(321,771)	(441,104)	(640,688)

Pro forma	(344,096)	(730,495)	(988,005)	(1,490,008)
Basic and diluted loss per share:
As reported	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Pro forma	(0.01)	(0.02)	(0.02)	(0.04)

QUOTEMEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
Six Month Period Ended June 30, 2003
(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Expected dividend yield	n/a	—	—	—
Expected stock price volatility	n/a	77%	110%	80%
Risk-free interest rate	n/a	5%	4%	5%
Expected life of options	n/a	1 year	1 year	1 year
Weighted average fair value of options granted	n/a	$0.09	$0.03	$0.08

b) Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We have adopted FAS No. 150, which had no effect on our financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No.149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003. We have adopted FAS No. 149, which had no effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of a variable interest entity by the primary beneficiary. FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity. FIN 46 is applicable to variable interest entities created after January 31, 2003. Entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. However, because we do not have any variable interest entities, there is no impact on our financial statements.

QUOTEMEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
Six Month Period Ended June 30, 2003
(Unaudited)

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The standard was adopted on January 1, 2003, and is not expected to have a material effect on the financial statements

3.	SUPPLEMENTARY CASH FLOW INFORMATION

Six months ended June 30,	2003	2002

Cash received for interest	$97	$114

4.	COMPARATIVE FIGURES

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation.

5.	SUBSEQUENT EVENTS

In July 2003, we issued 102,500 shares of our restricted common stock at $0.20 for total proceeds of $20,500. Also in July 2003, 50,000 shares of restricted common stock were issued resulting from the exercise of stock options. The stock options had an exercise price of $0.17 for total proceeds of $8,500. No warrants were attached to the common stock issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

All references to “we”, “our”, “us”, of “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-KSB filed with the Securities and Exchange Commission dated March 10, 2002.

Overview

QuoteMedia, Inc. is a leading developer and distributor of Web-based financial data services to a global marketplace. Our applications range from simple components that output current stock market information, to advanced streaming, real-time data delivery solutions for mass-market consumption.

QuoteMedia has developed a complete range of tools and services to cater to an expanded market for data delivery over the Internet that includes brokerage firms, financial institutions, online information portals, media outlets, public companies, and corporate intranets. The flexibility and ease of deployment of QuoteMedia data solutions make our products unique within the financial data services industry. In addition, our streaming wealth management software, Quotestream, is an advanced consumer and professional portfolio-based tracking software application that affords our clients significant cost savings and offers multiple integration options to maximize efficiency on a per client basis.

In response to client feedback and market conditions, QuoteMedia has recently developed a large variety of new, fully customizable Web-based software products, available on subscription, spanning our entire market, from small business clients to transnational corporations. Further, our development team continues to introduce procedures that allow QuoteMedia to deliver this information more quickly, attractively, securely and robustly.

Customer service improvements, in tandem with our expanded offerings, ensure that our clients receive prompt attention and ongoing technical assistance for the life of their contracts. With flexibility of service infrastructure and a multitude of pricing and delivery options, QuoteMedia tools and services are finding a niche within our market for economical, efficient and user-friendly data provision to a growing client base.

Results of Operations

Revenue

Revenue consists of licensing fees generated from our software applications along with advertising fees generated from sponsorship advertisements. Revenue for the three month period ended June 30, 2003 was $58,297 compared to $12,854 for the three month period ended June 30, 2002. Revenue for the six month period ended June 30, 2002 was $76,457 compared to $18,745 for the six month period ended June 30, 2002. The increase is due to the increased market acceptance of our subscription based streaming products launched in 2002, and the introduction of new financial tools in 2003.

Operating Expenses

Website Content

Website content expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Website content expenses for the three month period ended June 30, 2003 were $64,003 compared with $51,295 for the three month period ending June 30, 2002. Website content expenses for the six month period ended June 30, 2002 were $130,659 compared with $96,777 for the six month period ending June 30, 2002. The increase is due primarily to increased stock exchange fees associated with an increase in the number of customers receiving real-time financial information.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended June 30, 2003 were $12,429 compared with $2,257 for the three month period ending June 30, 2002. Professional fees for the six month period ended June 30, 2003 were $22,992 compared with $7,325 for the six month period ending June 30, 2002. The increase is primarily due to the legal costs associated with the Annual Meeting of Stockholders held in February 2003.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the three month period ended June 30, 2003 were $47,977 compared with $51,847 for the three month period ended June 30, 2002. Research and development expenses for the six month period ended June 30, 2003 were $179,745 compared to $96,070 for the six month period ended June 30, 2002. The increase is due to $86,250 in development costs incurred resulting in the issuance of 1,125,000 shares of our common stock for development services.

Business Development

Business development consists primarily of marketing, investor relations, travel, and printing expenses Business development expenses for the three month period ended June 30, 2003 were $1,172 compared to $2,026 for the three month period ended June 30, 2002. Business development expenses for the six month period ended June 30, 2003 were $10,026 compared to $4,929 for the six month period ended June 30, 2002.. The increase is due to investor relation expenses associated with the Annual Meeting of Stockholders held in February 2003.

Office

Office expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office and administration expenses for the three month period ended June 30, 2003 were $69,888 compared to $261,677 for the three month period ended June 30, 2002. Office and administration expenses for the six month period ended June 30, 2003 were $216,033 compared to $322,828 for the six month period ended June 30, 2002. The decrease is due to $63,488 in non-recurring office expenses incurred in 2002 which resulted in the issuance of 793,600 shares of our common stock for services provided to the Company.

Financing Expense

No financing expenses were incurred for the three months ended June 30, 2003, compared to $52,500 in financing fees incurred for the three months ended June 30, 2002. During the six months ended June 30, 2003, we incurred $64,000 in financing fees resulting from the issuing of 800,000 shares of common stock associated with private equity financings, compared to $340,250 in financing fees during the six months ended June 30, 2002.

Interest income

Interest income consists of interest earned on cash and money market investments. Interest income for the three month period ended June 30, 2003 was $7 compared to $24 for the three month period ended June 30, 2003. Interest income for the six month period ended June 30, 2002 was $97 compared to $114 for the six month period ended June 30, 2002.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended June 30, 2003 of $137,165 or approximately $(0.00) per share compared to a loss of $408,724 and $(0.01) per share for the three months ended June 30, 2002. The Company incurred a loss for the six months ended June 30, 2003 of $546,901 or approximately $(0.01) per share compared to a loss of $849,320 and $(0.02) per share for the six months ended June 30, 2002.

Liquidity and Capital Resources

Our cash totaled $55,485 at June 30, 2003, as compared with $190,200 at December 31, 2002, a decrease of $134,715. Net cash of $411,304 was used in operations for the six months ended June 30, 2003, primarily resulting from our net loss for the period and a decrease in accounts payable offset by the issuance of capital stock for services. Net cash used in investing activities for the six months ended June 30, 2003 was $3,411 resulting from the purchase of fixed assets. Net cash provided by financing activities for the six months ended June 30, 2003 was $280,000 resulting from the issuance of common stock for cash.

Subsequent to June 30, 2003, we issued 152,500 shares of restricted common stock for total proceeds of $29,000. We believe that cash on hand will be sufficient to fund our current operations through August 2003. After that date, we will require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

ITEM 3.	Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – NONE

ITEM 2.	CHANGES IN SECURITIES

During April and May 2003, we issued a total of 2,000,000 shares of restricted common stock at a price of $0.05 per share, or an aggregate offering price of $100,000 as part of a private equity financing. Two accredited investors participated in the offering. No commissions were associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During June 2003, we issued 100,000 shares of restricted common stock at a price of $0.20 per share, or an aggregate offering price of $20,000 as part of a private equity financing. One accredited investor participated in the offering. No commissions were associated with this offering. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

ITEM 5.	OTHER INFORMATION – NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended Employment Agreement between the Registrant and David M. Shworan

10.2	Amended 1999 Equity Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC. Dated: August 8, 2003
By: /s/ DAVID M. SHWORAN

David M. Shworan, President (Principal Executive Officer)

By: /s/ KEITH J. RANDALL

Keith J. Randall, C.A., Chief Financial Officer (Principal Accounting Officer)