Form 10QSB
period 2003-09-30
QUOTEMEDIA  INC
filed 2003-11-10
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

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

On November 7, 2003, the Registrant had 58,664,204 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

BALANCE SHEET

as at September 30, 2003

(Unaudited)

September 30, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$236,191
Accounts receivable	34,035
Deposits	18,729

Total current assets	288,955

Fixed assets, net	37,901

$326,856

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$110,334
Note payable	122,517
Deferred revenue	33,031
Due to related parties, net	228,652

494,534

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued and outstanding	58,665
Additional paid-in capital	6,504,367
Accumulated deficit	(6,730,710)

(167,678)

$326,856

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

STATEMENTS OF OPERATIONS

Nine and Three Months Ended September 30, 2003 and 2002

(Unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002	Three months ended September 30, 2003	Three months ended September 30, 2002
OPERATING REVENUE
Advertising	$3,730	$8,097	$1,200	$3,832
Licensing fees	162,815	16,412	88,888	1,932

	166,545	24,509	90,088	5,764

OPERATING EXPENSES
Business development	37,920	(126,782)	27,894	(131,711)
Financing expense	75,000	359,750	11,000	19,500
Office	309,974	372,801	93,941	49,973
Professional fees	23,879	3,889	887	(3,436)
Research and development	219,205	157,569	39,460	61,499
Financial content	200,151	170,951	69,492	74,174

	866,129	938,178	242,674	69,999

OPERATING LOSS	(699,584)	(913,669)	(152,586)	(64,235)

OTHER INCOME AND EXPENSES
Interest income	97	122	—	8

LOSS FOR PERIOD	(699,487)	(913,547)	(152,586)	(64,227)

NET LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	57,806,644	37,527,262	57,379,720	39,083,399

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

STATEMENTS OF CASH FLOWS

Nine months Ended September 30, 2003 and 2002

(Unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(699,487)	$(913,547)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	10,509	12,080
Issuance of capital stock for services	246,988	324,980

Changes in assets and liabilities:
Accounts receivable	(21,350)	(608)
Deposits	(2,783)	(6)
Accounts payable	(65,724)	(90,871)
Deferred revenue	31,671	3,600
Due from related parties, net	(9,422)	167,310

Net cash used in operating activities	$(509,598)	$(497,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets	(3,411)	(9,251)

Net cash used in investing activities	(3,411)	(9,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription receivable	—	20,000
Repayment of note payable	—	(40,000)
Issuance of capital stock for cash	559,000	335,000

Net cash provided by financing activities	559,000	315,000

Net increase (decrease) in cash	45,991	(191,313)

Cash, beginning of period	190,200	201,020

Cash, end of period	$236,191	$9,707

See supplementary information (note 3)

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Nine Month Period Ended September 30, 2003

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

	Three month ended September 30,		Nine month ended September 30,
	2003	2002	2003	2002
Net loss:

As reported	$(152,586)	$(64,227)	$(699,487)	$(913,547)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(190,811)	(274,893)	(631,915)	(915,581)

Pro forma	(343,397)	(339,120)	(1,331,402)	(1,829,128)
Basic and diluted loss per share:
As reported	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Pro forma	(0.01)	(0.02)	(0.02)	(0.05)

QUOTEMEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Nine Month Period Ended September 30, 2003

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Expected dividend yield	n/a	—	—	—
Expected stock price volatility	n/a	73%	121%	95%
Risk-free interest rate	n/a	5%	4%	5%
Expected life of options	n/a	1 year	1 year	1 year
Weighted average fair value of options granted	n/a	$0.06	$0.03	$0.07

b) Recent accounting pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into on or after July 1, 2003. We have adopted EITF Issue 00-21, which had no effect on our financial statements.

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

QUOTEMEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Nine Month Period Ended September 30, 2003

(Unaudited)

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

3.	SUPPLEMENTARY CASH FLOW INFORMATION

Nine months ended September 30,	2003	2002

Cash received for interest	$97	$122

4.	COMPARATIVE FIGURES

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation.

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include, but are not limited to:

•	lack of market acceptance of our products;

•	dependence on third parties for data feeds for our products;

•	our inability to diversify our product offerings;

•	failure to respond to evolving industry standards and technological changes;

•	our inability to meet our future additional capital requirements;

•	our inability to retain key technical personnel;

•	conditions beyond our control such as war, terrorist attacks and economic recession.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, of “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

Overview

QuoteMedia, Inc. is a developer and distributor of Web-based financial data services to a global marketplace. Our applications range from simple components that output current stock market information, to advanced streaming, real-time data delivery solutions for mass-market consumption.

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

The majority of our revenue is derived from licensing fees from Quotestream and our financial tools. Minimal revenue is also derived from banner advertising.

QuoteMedia has recently developed in 2003 a large variety of new, fully customizable Web-based software products, available on subscription, spanning our entire market, from small business clients to transnational corporations. Our development team continues to develop technology to allow QuoteMedia to deliver this information more quickly, attractively, securely and robustly.

Results of Operations (Comparison of Three and Nine Month Periods Ended September 30, 2003 and 2002):

Revenue

Revenue consists primarily of licensing fees generated from our software applications. We also earn ancillary revenues generated from sponsorship advertisements. Revenue for the third quarter of 2003 was $90,088 compared to $5,764 for the comparable period in 2002. Revenue for the nine month period ended September 30, 2003 was $166,545 compared to $24,509 for the comparable period in 2002. The increase in the third quarter of 2003 and the nine month period ended September 2003 over the comparable period in 2002 is due to the increased market acceptance of our subscription based streaming products launched in 2002, and the introduction of new financial tools in 2003.

Operating Expenses

Financial Content fees

Financial content fees consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial content fees for the third quarter of 2003 were $69,492 compared with $74,174 for the comparable period in 2002. Financial content fees for the nine month period ended September 30, 2003 were $200,151 compared with $170,951 for the comparable period in 2002. The increase for the nine month period ended September 30, 2003 over the comparable period in 2002 is due primarily to stock exchange fees associated with an increase in the number of customers receiving real-time financial information.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the third quarter of 2003 were $887 compared with ($3,436) for the three month period ending September 30, 2002. Professional fees for the nine month period ended September 30, 2003 were $23,879 compared with $3,889 for the comparable period in 2002. The increase in the third quarter of 2003 and the nine month period ended September 2003 over the comparable period in 2002 is primarily due to $10,626 in expenses that were recovered in the third quarter of 2002 resulting from the cancellation of 8,929 shares of our common stock previously issued for professional services rendered. The increase in 2003 is also due to the legal costs associated with the Annual Meeting of Stockholders held in February 2003.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the third quarter of 2003 were $39,460 compared with $61,499 for the comparable period in 2002. The decrease is due primarily to stock bonuses given to our web developers in the third quarter of 2002, which did not recur in the third quarter of 2003. Research and development expenses for the nine month period ended September 30, 2003 were $219,205 compared to $157,569 for the comparable period in 2002. The increase in 2003 is primarily due to stock bonuses paid to developers.

Business Development

Business development consists primarily of marketing, investor relations, travel, and printing expenses. Business development expenses for the third quarter of 2003 were $27,894 compared to $(131,711) for the comparable period in 2002. Business development expenses for the nine month period ended September 30, 2003 were $37,920 compared to $(126,782) for the comparable period in 2002. The increase in the third quarter of 2003 and the nine month period ended September 2003 over the comparable period in 2002 is due primarily to $276,750 in expenses that were recovered in the third quarter of 2002 resulting from the cancellation of 1,835,000 shares of our common stock previously issued for business development services rendered. The increase is also due to investor relation expenses associated with the Annual Meeting of Stockholders held in February 2003 and increased travel expenses in the third quarter of 2003.

Office

Office expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office and administration expenses for the third quarter of 2003 were $93,941 compared to $49,973 for the comparable period in 2002. The increase is due primarily to increased salary expense due to added employees. Office and administration expenses for the nine month period ended September 30, 2003 were $309,974 compared to $372,801 for the comparable period in 2002. The decrease is due primarily to non-recurring relocation expenses incurred in the first quarter of 2002.

Financing Expense

During the third quarter of 2003, we incurred $11,000 in financing expenses associated with the sale of 400,000 shares of restricted common stock, compared to $19,500 in financing fees incurred for the comparable period in 2002. The financing fee in the third quarter of 2003 was paid by issuing 50,000 shares of restricted common stock. During the nine months ended September 30, 2003, we incurred $75,000 in financing fees associated with the sale of a total of 2,900,000 shares of restricted common stock, compared to $359,750 in financing fees during the comparable period in 2002. Financing fees for the nine month period ended September, 2003 were paid by issuing a total of 850,000 shares of restricted common stock.

Interest income

Interest income consists of interest earned on cash and money market investments. No interest income was earned for the third quarter of 2003 compared to $8 for the comparable period in 2002. Interest income for the nine months ended September 30, 2003 was $97 compared to $122 for the comparable period in 2002.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended September 30, 2003 of $152,586 or approximately $(0.00) per share compared to a loss of $64,227 and $(0.00) per share for the comparable period in 2002. The Company incurred a loss for the nine months ended September 30, 2003 of $699,487 or approximately $(0.01) per share compared to a loss of $913,547 and $(0.02) per share for comparable period in 2002.

Liquidity and Capital Resources

Our cash totaled $236,191 at September 30, 2003, as compared with $190,200 at December 31, 2002, an increase of $45,991. Net cash of $509,598 was used in operations for the nine months ended September 30, 2003, primarily resulting from our net loss for the period and a decrease in accounts payable offset by the issuance of capital stock for services. Net cash used in investing activities for the nine months ended September 30, 2003 was $3,411 resulting from the purchase of fixed assets. Net cash provided by financing activities for the nine months ended September 30, 2003 was $559,000 resulting from the issuance of common stock for cash.

We believe that cash on hand will be sufficient to fund our current operations through June 2004. After that date, we may require additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

Recent accounting pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into on or after July 1, 2003. We have adopted EITF Issue 00-21, which had no effect on our financial statements.

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

ITEM 3.	Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – NONE

ITEM 2.	CHANGES IN SECURITIES

During July 2003 we issued 50,000 shares of restricted common stock resulting from the exercise of 50,000 stock options with an exercise price of $0.17 per share, for total proceeds of $8,500. During July 2003, we issued 102,500 shares of restricted common stock at a price of $0.20 per share, or an aggregate offering price of $20,500 as part of a private equity financing. One accredited investor participated in the offering. No commissions were associated with this offering. During July 2003, we issued 100,00 shares of restricted common stock at a price of $0.24 per share, or an aggregate price of $24,000 for services provided to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During September 2003, we issued 1,000,000 shares of restricted common stock at a price of $0.15 per share, or an aggregate offering price of $150,000 as part of a private equity financing. One accredited investor and 15 non-accredited investors participated in the offering. No commissions were associated with this offering. During September 2003, we issued 400,000 shares of restricted common stock at a price of $0.25 per share, or an aggregate offering price of $100,000 as part of a private equity financing. One accredited investor participated in the offering. We issued 50,000 shares of restricted common stock at a price of $0.22, or an aggregate price of $11,000, for commissions associated with this offering. During September 2003, we issued 50,000 shares of restricted common stock at a price of $0.22 per share, or an aggregate price of $11,000 for services provided to the Company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

ITEM 5.	OTHER INFORMATION – NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: November 7, 2003

By:	/s/ DAVID M. SHWORAN

David M. Shworan, President (Principal Executive Officer)

By:	/s/ KEITH J. RANDALL

Keith J. Randall, C.A., Chief Financial Officer (Principal Accounting Officer)