Form 10KSB
period 2003-12-31
QUOTEMEDIA  INC
filed 2004-03-11
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

Commission file number 0-28599

QUOTEMEDIA, INC.

(Name of Small Business Issuer in Its Charter)

Nevada

(State of incorporation)

91-2008633

(I.R.S. Employer Identification No.)

17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268 (480) 905-7311

(Address, zip code, and telephone number, including area code, of issuer’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenue for its most recent fiscal year: $286,379.

As of February 17, 2004, there were outstanding 58,664,204 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (47,773,804 shares) based on the closing price of the issuer’s common stock as reported on the NASD Over the Counter Bulletin Board, or OTCBB, on February 17, 2004, was $23,409,164. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA.COM, INC.

ANNUAL REPORT ON FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2003

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Risk Factors.”

-i-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a developer and distributor of Web-based financial data services to a global marketplace. We are a financial software developer, content provider, and financial data supplier specializing in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop and license Web-based software components that deliver dynamic content to websites of customers, which include brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate Intranets.

Our unique product capabilities provide a competitive advantage to Internet sites by offering a cost effective and simple alternative to the complex and expensive data feed model employed by most websites today. The flexibility and ease of deployment of QuoteMedia data solutions make our products unique within the financial data services industry. Our streaming wealth management software, Quotestream, is an advanced consumer and professional portfolio-based tracking software application that offers multiple integration options to maximize efficiency on a per client basis.

To facilitate effective information delivery, we have created an efficient, scalable model that manages and streams information to multiple entities from data centers and content feeds across the Web. This means that a website can license financial information software applications, for monthly or annual subscription fees, at significantly reduced costs to the user.

Our Web-delivered components are lightweight, reliable, and easy to embed on a Website. They require fewer content updates and data feeds, have fewer maintenance issues than competitors’ products, and they are highly customizable, allowing for seamless integration into a client’s website. Any necessary assistance with implementation is included in our guarantee of ongoing full technical support for our clients.

In March of 2003, we changed the name of our company to QuoteMedia, Inc. from Quotemedia.com, Inc., to better reflect the business climate in which we operate. We maintain our executive offices at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions.

Our website is located at www.quotemedia.com. Through our website, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on From 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit Committee; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Strategy

Our business strategy utilizes a multi-level approach to generate revenues. The first of these strategies includes engaging in the online financial services market by focusing on private labeling of our streaming stock quote software, Quotestream, for a monthly licensing fee to established Web portals, brokerages, and other financial services firms which currently do not offer or offer inadequate online financial information and trading tools to their clients. The second strategy involves charging users directly monthly subscription fees for our Real-Time streaming stock information. The third strategy involves offering other fee-based financial tools to a broad spectrum of websites, enabling them to offer their users a wider range of financial reporting information than just portfolio-based stock information. In our view, these new financial tool applications provide us with a competitive advantage in a lucrative market due to their exceptional capacity for customization, extreme ease of implementation, and very attractive pricing.

We are implementing all strategies simultaneously. By means of this model, we believe site usage of our products will increase significantly, accelerating our revenue growth and expansion as a company. We believe that the subscription/licensing-based products will comprise the majority of our revenue base over the long term. Our goal is to generate revenue from the new Internet model of streaming information syndication. Under the syndication model, information is customized to suit the needs of our customers’ websites without the typical high up-front cost of customization involved in packaged software or specific content feeds.

We currently target businesses worldwide and offer our comprehensive suite of information software applications at a cost that we believe will be less than the cost these sites would otherwise incur. Potential markets for our products include the following:

•	Brokerage firms, banks, and other financial institutions;

•	Large, established Web portals;

•	Corporate Intranets;

•	Small to mid-sized websites;

•	Public companies;

•	Mutual fund companies;

•	Content Publishers; and

•	Individual investors.

Our financial and news applications can be seamlessly integrated onto an existing website regardless of its size. Adding business information, trading, and other financial capabilities to a company’s website through QuoteMedia enables businesses to provide comprehensive news and financial content and retain their visitors without linking them to another site.

Through turnkey “branded” applications, clients can monitor investments in real-time through customizable portfolio trackers, research investment opportunities, watch live video, and view streaming financial data. In order to develop a comprehensive financial Web portal, a company could expend as much as $100,000 plus monthly content fees, which alone can reach $20,000 per month.

Our integrated financial applications and in-depth, business-related data offer a comprehensive and easily integrated solution at a significantly reduced cost than our competitors.

Products

Our software applications comprise a suite of customizable Java Applets, Javascript Inserts, and Java Servlets, which combine the depth and variety of established financial databases with the flexibility and efficiency of the Web to deliver customized content to clients around the globe.

Our lightweight and fast-loading applications deliver a multi-faceted array of information in a variety of delivery vehicles. Services may be purchased on a subscription basis for a wide range of products, from fully integrated backend-compliant systems, to highly portable and user friendly scripts that can be deployed in minutes to deliver robust and timely data across the Web.

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

Quotestream

Quotestream is a unique, Web-based streaming online portfolio management system that delivers instant market data to both consumer and corporate markets. A platform-independent solution, it can be easily integrated with existing back-end databases and provides streaming market data to end users through a flexible interface that can be fully customized by the publisher.

Quotestream is available in several modes, which include Delayed Data, Real-Time Data, and Level II Data. Within the application, users may customize their portfolios and gather important information via dynamic charting, symbol-based news, corporate filings, and up-to-the-second market reports.

Our Quotestream product line comprises four products (Quotestream Bronze, Quotestream Silver, Quotestream Gold, and Quotestream Professional), all based on our revolutionary, proprietary application technology that delivers a broad range of value-added financial information and services, such as: market indices; stock watch lists; static and interactive charts; and both delayed and real-time streaming (dynamically updated) content in a small (under 100k), Web-delivered application that requires no downloads or user-resident software.

We have designed our Quotestream products specifically for private branding by brokerages, financial institutions, and Web portals, which we refer to as corporate partners, and to meet the individual needs of their customers. Quotestream enables a corporate partner to complement their existing product offering, differentiate themselves from their competition, and generate substantial recurring revenue.

The Quotestream application generates revenue streams for our clients through a dynamic syndication process. Under the syndication model, information is customized to suit the needs of the customer without the usual high up-front cost of specific content feeds and integration. This comprehensive application allows corporate partners to offer their own privately branded Quotestream Bronze product at little cost to the corporate partner and no cost to their customer. In addition, corporate partners can offer and up-sell the enhanced Quotestream Bronze, Silver, Gold and Professional products. Corporate partners may even elect to offer our Quotestream line of products to their client-bases at no cost to themselves, while enjoying ongoing revenue shares on generated subscriptions.

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

Our publishing partners benefit from access to simple, low-cost, locally hosted and fully customizable applications that are subscription-based and tailored to individual needs. Our Financial Tools packages and components include:

•	Charts – Markets and equity charting is available in a variety of formats. Static thumbnails or dynamic interactive charting is available to allow full market coverage charting or individual stock performance displays.

•	Stock Tickers – Vertical or horizontally displayed tickers bring instant market information alive.

•	Market Indices – At-a-glance display of market conditions, fed directly from the major exchanges.

•	News Headlines – Equity-based lookup of news stories relating to individual companies, or broader, demographic-specific feeds in over 400 categories.

•	Watch Lists –Current values and trends for a group of user-defined equities.

•	Market Statistics – Top gainers and losers on the day for a variety of exchanges. Detailed statistical analysis of most actively traded stocks.

•	Investor Relations – Information on current value, historical data, and news related to individual public companies, generating a turnkey and self-updating investor relations page.

•	Quote Modules - Completely customizable and intuitive quote modules allow visitors to enter a stock symbol and return a wide range of market data, including charts, news, historical data, market indices, Level II, Current Price, Change, Bid-Ask, Insider Reports, SEC filings, and more.

•	Value Priced Premium Packages – Our Professional, Executive, Enterprise, and Investor Relations Packages include various bundling of some or all of the above financial tools, and include the Quotestream portfolio management system.

•	Customized Packages – Because of the flexibility and scalability of our software applications, we are able to accommodate any unique requirements with specifically tailored solutions.

Employees

We currently have seven full time employees: (1) Mr. David M. Shworan, who is our Chief Executive Officer, President, and director; (2) Mr. R. Keith Guelpa, our Chief Operating Officer and Director; (3) Mr. Duane Nelson, our head of business development; (4) Keith Randall, our Chief Financial Officer; (5) Jeff Kadanoff, our lead technical administrator; (6) Madhu Acharya, our lead software programmer and (7) Christian Amott our lead developer.

In addition, we employ nine contract employees consisting of three programmers, four sales/marketing personnel, and two customer service/administration staff. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With a successful implementation of our business plan, we may retain additional employees in the next year to handle anticipated growth. We anticipate that we will hire additional employees in the areas of administration, programming, sales, marketing, and customer care.

Competition

We believe there is a small group of competitors for our core market competency as a developer of proprietary Web-based software for the brokerage and financial institution marketplace. There are over 13,000 brokerage firms and nearly 10,000 financial firms and insurance institutions in the United States today, and very few of those have a “streaming” product that is similar to our product, thus leaving a large market for us to explore. In addition, many of these companies’ websites that do currently feature competitors’ financial tools will realize significant savings by switching to our more customizable, faster-loading, more easily implemented, and less expensive financial tool applications.

Many financial information companies license information to Web businesses and feed the information to them through industry standard FTP feeds or links, a business model that syndicates content. We believe we offer a notably different product from these companies, by virtue of our focus on the development of software for the delivery of information. We package information into flexible software applications to meet the specific needs of our clients. We have created application technology that we believe is unique and revolutionary in the marketplace in terms of both features and functionality. Our products offer significant technological advantages through our delivery of an unparalleled feature aggregate, including the following:

•	Dynamic real-time information onto the desktop with no need to launch the Web browser (Active Desktop Mode);

•	Solutions easily embedded directly onto a website;

•	Complete customization by end users of content and appearance of content delivery;

•	No requirement for any bandwidth, software, or back-end infrastructure from clients’ web sites to run our technology;

•	Extremely lightweight, fast-loading applications;

•	Integrated satellite feed and database for all North American securities;

•	Open architecture Oracle database systems;

•	UNIX server farm with Arrowpoint load balancing;

•	Comprehensive statistical logs and tracking systems;

•	User-friendly, premium product registration and order system;

•	Quotestream (Streaming Delayed and Real-time Quotation application);

•	Firewall-friendly dynamic Java Applets;

•	Real-time registration and order interfaces;

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

We believe that our business model offers strong market differentiation through our strategy of offering private labeled financial solutions to established Web portals and brokerages. This should allow us to take advantage of existing brand recognition and loyalties already established between our customers and their clients

Risk Factors

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Our independent auditors have expressed a going concern opinion.

As a result of our lack of revenue and accumulated deficit of $6,757,033 at December 31, 2003, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have generated limited revenues or earnings to date. We cannot make any assurances that these trends will continue and that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results. If we do not begin generating profits, the price of our common stock may suffer and our stockholders may not be able to recover their initial investment.

We may need additional capital with which to implement our business plan and there is no agreement with any third party to provide such capital.

Based on current revenue trends, we anticipate that we will generate positive cash flow from operations in 2004. Current revenue trends may not continue, however, and we may require additional equity or debt financing in order to continue our operations. In addition, if we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations, and financial condition.

Our proposed operations are speculative. We have not conducted any market research, nor do we have a marketing organization other than our current management.

The success of our proposed plan of operation will depend largely on the acceptance of our business model by the markets and customers targeted by us. We neither have conducted, nor have made available to the market, results of market research indicating that market demand exists for our contemplated business plan. Moreover, we do not yet have a formal marketing organization. Even if demand is identified for our contemplated business plan, there is no assurance that our operations will generate profits. Without the ability to generate profits, our stockholders may not be able to recover their investment.

We have a limited operating history.

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

We are subject to risks related to changes in technology.

Our success will also depend upon our ability to develop and provide new products and services. The delivery of our products and services online is, and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. Our future success will depend, in part, on our ability to effectively use leading technologies, continue our technological expertise, enhance our current services, develop services that meet changing customer requirements, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will respond to these changing technological conditions. Our failure to respond to changing technological conditions would have a material adverse effect on our business.

We are subject to competition in certain service areas.

The market for Internet content providers is new, highly competitive, and rapidly changing. Since the Internet’s commercialization in the early 1990’s, the number of web sites on the Internet competing for consumers’ attention and spending has proliferated. With no substantial barriers to entry, we expect that competition will continue to intensify. Currently, there are hundreds of real-time data information, research, and trading services web sites on the Internet. With respect to competing for consumers’ attention, in addition to intense competition from Internet content providers, we also face competition from traditional brokerage institutions.

We believe that the primary competitive factors in providing our services via the Internet are name recognition, content availability on an exclusive basis, the variety of value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success in this market will depend heavily upon our ability to provide high-quality content, cutting-edge technology, and value-added Internet services. Our failure to compete effectively will have a material adverse effect on our business.

Our industry is highly competitive. Many of our current and potential competitors in the Internet and financial industry have longer operating histories, significantly greater financial, technical, and marketing resources, greater name recognition, and larger existing customer bases than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their services. There can be no assurance that we will be able to compete successfully against current or future competitors. Failure to adequately compete will have a negative impact on our business.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the level of use of the Internet;

•	number of licenses sold;

•	Internet advertising;

•	seasonal trends in Internet use, purchases, and advertising placements;

•	the level of traffic on our Internet sites;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our Internet operations;

•	the introduction of new software applications or services by us or our competitors;

•	price competition or pricing changes in the industry;

•	technical difficulties or system downtime;

•	general economic conditions; and

•	economic conditions specific to the Internet and Internet media.

Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or our stockholders’ or analysts’ expectations in future quarters.

We depend on key personnel and expect to hire additional personnel.

Our performance is substantially dependent on the services of David M. Shworan, our Chief Executive Officer and President, and R. Keith Guelpa, our Chief Operating Officer. The loss of Mr. Shworan or Mr. Guelpa, or other key employees, could have a material adverse affect on our business.

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

The success of our anticipated future growth depends upon our ability to successfully manage the growth of our proposed operations.

We expect to experience significant growth in our number of employees and scope of operations. Our future success will depend upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will depend on our ability to implement adequate improvements to financial and management controls, reporting, order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees will result in increased responsibility for both existing and new management personnel. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management and to recruit, train, and manage our employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures. Any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

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

Our common stock in the past has been, and from time to time in the future may be, subject to the “penny stock” rules as promulgated under the Securities Exchange Act of 1934. In the event that no exclusion from the definition of a “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide each customer with

•	a risk disclosure document;

•	disclosure of market quotations, if any;

•	disclosure of the compensation of the broker-dealer and its salesperson in the transaction; and

•	monthly account statements showing the market values of our securities held in the customer’s accounts.

The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

Investors should not expect to receive a dividend in the future.

We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply earnings to the expansion and development of our business.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in May 2005.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in November 2005. We also have office space located in Parksville, British Columbia for contract sales and customer service staff. The term for this space expires in November 2004.

We believe that our current leased space is sufficient to meet our needs for the next 12 months and that property is currently in acceptable condition. Beyond that, we anticipate the need to expand our lease facilities in all locations as our company grows. We have no other properties and have no agreements to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol “QMCI.” The following table sets forth the high and low sales prices for our common stock for the calendar quarters indicated.

	High	Low
Year ended December 31, 2002:
First Quarter	$0.50	$0.19
Second Quarter	0.25	0.14
Third Quarter	0.16	0.07
Fourth Quarter	0.14	0.04

Year ended December 31, 2003:
First Quarter	$0.09	$0.05
Second Quarter	0.31	0.06
Third Quarter	0.42	0.18
Fourth Quarter	0.78	0.31

Year ended December 31, 2004:
First Quarter (as of February 17, 2004)	$0.51	$0.34

As of February 17, 2004, there were approximately 358 holders of record of our common stock. As of February 17, 2004, the closing price for our common stock was $0.49.

Dividend Policy

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We are a developer and distributor of Web-based financial data services to a global marketplace. We are a financial software developer, content provider, and financial data supplier specializing in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop and license Web-based software components that deliver dynamic content to websites of customers, which include brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate Intranets.

We have two main product lines: Quotestream and Financial Tools. Quotestream is a Web-based streaming online portfolio management system that delivers instant market data to both consumer and corporate markets. Financial Tools are a suite of software applications that deliver financial and news information over the Web.

We generate revenue from Quotestream by licensing it to financial institutions and Web portals for private branding. We also license Quotestream to individual investors for a monthly subscription fee via our website. We generate revenue from Financial Tools by licensing our products for a monthly or annual subscription fee.

During 2003, we achieved positive revenue growth compared to the prior year. We successfully launched our new line of Financial Tools during the year which contributed to the revenue increase. We anticipate that our revenue will continue to grow during 2004. Our expenses during 2003 were slightly higher than 2002. We anticipate that our expenses will increase slightly in 2004 due to the addition of new personnel and increased financial content fees associated with an increasing number of customers.

Our plan of operation over the next 12 months will focus primarily on marketing our streaming, real-time financial software applications. In addition, we will focus on completing other financial software applications in the development stage and bringing those products to market. These activities may give rise to additional products that may be commercialized by our company. There can be no assurance, however, that our efforts will result in marketable products or products that can be produced at commercially acceptable costs.

We may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

Revenue consists primarily of licensing fees generated from our software applications. Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; and collectibility of the license fee is probable. We record deferred revenue when we receive cash in advance of the revenue recognition criteria being met

Results of Operations

Revenue

Revenue consists primarily of licensing fees generated from our software applications. We also earn ancillary revenues generated from sponsorship advertisements. Revenue for the year ended December 31, 2003 was $286,379 compared to $43,871 for the year ended December 31, 2002. The increase is due to the increased market acceptance of our subscription-based streaming products launched in 2002, and the introduction of new financial tools in 2003.

Financial Content Fees

Financial content fees consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial content fees for the year ended December 31, 2003, were $234,181 compared with $157,510 for the year ended December 31, 2002. The increase is due primarily to stock exchange fees associated with an increase in the number of customers receiving real-time financial information.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the year ended December 31, 2003 were $36,529 compared with $(369) for the year ending December 31, 2002. The increase in 2003 is due to the legal costs associated with our Annual Meeting of Stockholders held in February 2003. The negative expense amount in 2002 is due to $10,626 in expenses that were recovered resulting from the cancellation of 8,929 shares of our common stock previously issued for professional services rendered.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the year ended December 31, 2003, were $255,929 compared with $167,178 for the year ended December 31, 2002. The increase in 2003 is primarily due to stock bonuses paid to developers.

Sales and Marketing

Sales and marketing consists primarily of business development, investor relations, travel, and printing expenses. Sales and marketing expenses for the year ended December 31, 2003 were $55,742 compared to $(161,512) for the year ended December 31, 2002. The increase is due to investor relation expenses associated with the Annual Meeting of Stockholders held in February 2003 and increased travel expenses in 2003. The negative expense amount in 2002 is due to $276,750 in expenses that were recovered in 2002 resulting from the cancellation of 1,835,000 shares of our common stock previously issued for sales and marketing services rendered.

General and administrative

General and administrative expenses consist primarily of salaries, rent, computer equipment leases, computer maintenance and storage expenses. General and administrative expenses for the year ended December 31, 2003, were $429,808 compared to $709,440 for the year ended December 31, 2002. The decrease is due primarily to financing expenses incurred in 2002.

Loss for the period

As a result of the foregoing, we incurred a loss for the year ended December 31, 2003, of $725,810 or approximately $(0.013) per share, compared to a loss of $828,376 or approximately $(0.022) per share, for the year ended December 31, 2002.

Liquidity and Capital Resources

Our cash totaled $143,034 at December 31, 2003, compared to $190,200 at December 31, 2002, a decrease of $47,166. Net cash of $511,360 was used in operations for the year ended December 31, 2003, primarily resulting from our net loss for the year and the decrease in accounts payable, offset by the increase in deferred revenue and the issuance of capital stock for services. Net cash used in investing activities for the year ended December 31, 2003, was $19,806, resulting from the purchase of equipment. Net cash provided by financing activities for the year ended December 31, 2003 was $484,000 resulting from the issuance of new capital stock.

Based on current revenue trends, we anticipate that we will generate positive cash flow from operations in 2004 and we believe that cash on hand will be sufficient to fund our current operations through fiscal 2004. Current revenue trends may not continue, however, and we may require additional equity or debt financing in order to carry on our operations. Additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. To the extent that the funds generated from operations are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, Notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Robert J. Thompson	61	Chairman of the Board
David M. Shworan	36	President, Chief Executive Officer, and Director
R. Keith Guelpa	56	Chief Operating Officer and Director
Keith J. Randall	37	Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is President of Corpus Investments Inc., a private holding company which manages investments in a wide range of enterprises. Since 1996, Mr. Thompson has also served as the President of BIMSI Marketing Services Inc., a privately held company that manages the worldwide marketing activities on behalf of suppliers of web-based, human resource management software products used by management consulting firms and large corporations. Mr. Thompson, until recently, was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment dealer/broker involved in investment banking activities throughout North America and in Europe. As an independent director, Mr. Thompson also chaired the Audit and Compensation Committees of the Board. Mr. Thompson presently acts as a Director of several privately owned corporations including PreSenSys, Inc., Selex LLC and PW Strategy Management Inc. For almost 30 years, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for 5 years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney. Subsequently, he formed The Robert Thompson Partnership through which, from time to time, he continues to provide strategic and management counsel to select Chief Executive Officers and other senior executive level managers.

David M. Shworan has served as our President, Chief Executive Officer, and a director since November 2002. Mr. Shworan is a veteran of online marketing and Internet business. Mr. Shworan is the founder of Bravenet Web Services, Inc., a webmaster tools and services site for over 5 million web developers, and has served as the Chief Executive Officer of Bravenet since September 1997. Mr. Shworan is the founder of several Internet companies, and has been a consultant to Internet companies for the past five years.

R. Keith Guelpa has served as our Chief Operating Officer since November 2002 and as a director since July 1999. Mr. Guelpa served as our President and Chief Executive Officer from July 1999 until November 2002. From March 1999 until June 1999, Mr. Guelpa served as President of R.K. Guelpa & Associates, a private consulting company. From January 1998 until February 1999, Mr. Guelpa was Chairman and Chief Executive Officer of Mailbank.com, Inc., a privately held Canadian Internet-based corporation that owned the largest registration of top-level domain names in the world. Mr. Guelpa received a Bachelor of Commerce degree from the University of British Columbia in 1970.

Keith J. Randall has served as our Vice President, Treasurer, and Chief Financial Officer since September 1999 and Secretary since July 2000. Mr. Randall served as Vice President and Chief Financial Officer of Datawest Solutions, Inc. (formerly C.M. Oliver, Inc.) from August 1999 until March 2000. From August 1998 until August 1999, Mr. Randall served as controller of C.M. Oliver & Company Ltd., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. From April 1998 until August 1998, Mr. Randall served as a consultant with KPMG LLP. Mr. Randall is a licensed chartered accountant in Canada and a licensed Certified Public Accountant in the United States. He received a Bachelor of Commerce degree with Honors from Queen’s University in May 1991.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines, a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an Audit Committee Charter, and any other corporate governance materials contemplated by SEC or applicable regulations. We post on our website at www.quotemedia.com, these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2001, 2002, and 2003 earned by our Chief Executive Officer and one other officer who served as our Chief Executive Officer during fiscal 2001 and 2002. None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)(1)		Restricted Stock Awards ($)		Long Term Compensation Awards Securities Underlying Options(#)		All Other Compensation($)
David M. Shworan Chief Executive Officer (2)	2003 2002	$58,600 —	(3) (3)	— —		5,000,000 20,000,000	(3) (3)		— —
R. Keith Guelpa Chief Operating Officer, President, and Director (4)	2003 2002 2001	60,000 36,458 125,000	(6)	$63,488 — —	(5)	— 871,875 —	(6)	$	— 30,000 50,000	(7) (7)

(1)	The executive officers listed also received certain perquisites, the value of which did not exceed 10% of his salary during any year presented.
(2)	Mr. Shworan was named our Chief Executive Officer effective November 13, 2002.
(3)	Pursuant to his employment agreement, we started accruing salary payable to Mr. Shworan in June 2003. The salary accrued remains unpaid as of December 31, 2003. Mr. Shworan received no salary prior to June 2003. In connection with his 2002 employment agreement, we granted to Mr. Shworan as a signing bonus five-year warrants to purchase 4,000,000 shares of common stock, which were vested as of the date of grant, and warrants to purchase an additional 16,000,000 shares of common stock, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets. In 2003, Mr. Shworan’s employment agreement was amended and he received an additional 2,000,000 warrants that vested as of the date of grant, and an additional 3,000,000 warrants to purchase shares of common stock, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets. See Item 10. “Executive Compensation – Employment Agreements.”
(4)	Mr. Guelpa served as our Chief Executive Officer from July 1999 to November 2002. Effective November 13, 2002, Mr. Guelpa was named our Chief Operating Officer.
(5)	Mr. Guelpa elected to take 798,688 shares of common stock in lieu of $63,488 of unpaid salary. The amount of shares was determined using the current market price of $0.08 per share as of that date. The fair market value of the common shares was $367,396 as at December 31, 2003.
(6)	During 2001, $73,983 of Mr. Guelpa’s salary was accrued but remained unpaid at December 31, 2001. During 2002, Mr. Guelpa forgave $23,983 of the salary payable. The remaining $50,000 was paid to Mr. Guelpa and loaned back to us. During 2002, Mr. Guelpa also agreed to receive a reduced salary of $36,458 in exchange for receiving warrants to purchase 871,875 shares of common stock at an average exercise price of $0.09. See “Executive Compensation – Option Grants.”

(7)	In May 2000, we loaned Mr. Guelpa $80,000 to provide relocation assistance. During 2001, our Board of Directors approved forgiving $50,000 of the loan. During 2002, our Board of Directors approved forgiving the remaining $30,000 of loan and the accrued interest.

Option Grants

The following table provides information on stock options granted to the officers listed during the fiscal year ended December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted in Fiscal Year		Exercise Price ($/Sh)(1)		Expiration Date
David M. Shworan	2,000,000 3,000,000 200,000	(2) (3) (4)	30 45 3	% % %	$ $ $	0.05 0.075 0.05	05/08/08 05/08/08 02/28/08
R. Keith Guelpa	—		—			—	—

(1)	The exercise prices of all options and warrants granted were equal to or greater than the fair market value of our common stock on the date of grant.
(2)	The warrants were vested immediately upon grant. See Item 10. “Executive Compensation – Employment Agreements.”
(3)	The warrants vest pursuant to our company achieving various monthly net revenue targets and common stock price targets. See “Executive Compensation — Employment Agreements.”
(4)	The options were vested immediately upon grant.

Option Values

The following table provides information respecting the options held by the officers listed as of December 31, 2003. The officers listed did not exercise options during fiscal 2003.

OPTIONS HELD AND VALUES AS OF DECEMBER 31, 2003

	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the Money Options At Fiscal Year-End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Shworan	14,200,000	11,000,000	$6,532,000	$5,060,000
R. Keith Guelpa	7,964,703	—	$2,679,323	$—

(1)	Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2003 of $0.46 per share.

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock was initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2003, 183,333 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 2,280,000 shares of our common stock under the 1999 plan.

The 1999 plan is administered by our board of directors or a committee appointed by our board. Our board or the committee has the authority to grant options, determine the purchase price of shares of our common stock covered by each option, determine the persons who are eligible under the 1999 plan, interpret the 1999 plan, determine the terms and provisions of an option agreement, and make all other determinations deemed necessary for the administration of the 1999 plan. Options may be granted to any director, officer, key employee, or any advisory board member of our company. Incentive stock options may not be granted to a director, consultant, or advisory board member that is not an employee of our company.

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

Our board may suspend, terminate, modify, or amend the 1999 plan provided that, in certain instances, the holders of a majority of our common stock issued and outstanding approve the amendment.

2003 Equity Incentive Compensation Plan

Our Board of Directors has approved our 2003 Equity Incentive Compensation Plan, or the 2003 plan, approved by our stockholders at the annual meeting held on February 14, 2003. The purpose of the 2003 plan is to assist our company in attracting, motivating, retaining, and rewarding high-quality executives and other employees, directors, officers, and independent contractors by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2003, no shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 2,835,000 options outstanding under the 2003 plan.

Eligibility and Administration

The persons eligible to receive awards under the 2003 plan are the officers, directors, employees, and independent contractors of our company. The 2003 plan is to be administered by a committee designated by our Board of Directors consisting of not less than two directors, each member of which must be a “non-employee director” as defined under Rule 16b-3 under the Exchange Act and an “outside director” for purposes of Section 162(m) of the Code. However, except as otherwise required to comply with Rule 16b-3 of the Exchange Act, or Section 162(m) of the Code, our Board of Directors may exercise any power or authority granted to the committee. Subject to the terms of the 2003 plan, the committee or our Board of Directors is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2003 plan, and make all other determinations that may be necessary or advisable for the administration of the 2003 plan.

Stock Options and SARs

The committee or our Board of Directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined “change in control price” following a change in control) exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of an SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the 2003 plan, the term “fair market value” means the fair market value of common stock, awards, or other property as determined by the committee or our Board of Directors or under procedures established by the committee or our Board of Directors. Unless otherwise determined by the committee or our Board of Directors, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our Board of Directors, except that no option or SAR may have a term exceeding ten years. Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our Board of Directors may determine from time to time. Methods of exercise and settlement and other terms of the SARs are determined by the committee or our Board of Directors. SARs granted under the 2003 plan may include “limited SARs” exercisable for a stated period of time following a change in control of our company, as discussed below.

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

Bonus Stock and Awards in Lieu of Cash Obligations

The committee or our Board of Directors is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of company obligations to pay cash under the 2003 plan or other plans or compensatory arrangements, subject to such terms as the committee or our Board of Directors may specify.

Acceleration of Vesting; Change in Control

The committee or our Board of Directors may in the case of a “change of control” of our company, as defined in the 2003 plan, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award (including the cash settlement of SARs and “limited SARs” which may be exercisable in the event of a change in control). In addition, the committee or our Board of Directors may provide in an award agreement that the performance goals relating to any performance based award will be deemed to have been met upon the occurrence of any “change in control.” Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined “change in control price,” which will be the higher of

•	the cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any reorganization, merger, consolidation, liquidation, dissolution, or sale of substantially all assets of our company; or

•	the highest fair market value per share (generally based on market prices) at any time during the 60 days before and 60 days after a change in control.

For purposes of the 2003 plan, the term “change in control” generally means

•	approval by stockholders of any reorganization, merger, or consolidation or other transaction or series of transactions if persons who were shareholders immediately prior to such reorganization, merger, or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged, or consolidated company’s then outstanding, voting securities, or a liquidation or dissolution of our company or the sale of all or substantially all of the assets of our company (unless the reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned),

•	a change in the composition of our Board of Directors such that the persons constituting the Board of Directors on the date the award is granted, or the Incumbent Board, and subsequent directors approved by the Incumbent Board (or approved by such subsequent directors), cease to constitute at least a majority of our Board of Directors, or

•	the acquisition by any person, entity or “group”, within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of more than 50% of either the then outstanding shares of our common stock or the combined voting power of our company’s then outstanding voting securities entitled to vote generally in the election of directors excluding, for this purpose, any acquisitions by (1) our company, (2) any person, entity, or “group” that as of the date on which the award is granted owns beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act) of a controlling interest, or (3) any employee benefit plan of our company.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2003 plan or the committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the 2003 plan which might increase the cost of the 2003 plan or alter the eligibility of persons to receive awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our Board of Directors, the 2003 plan will terminate at such time as no shares of common stock remain available for issuance under the 2003 plan and we have no further rights or obligations with respect to outstanding awards under the 2003 plan.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by stockholders	5,115,000		$0.22	7,201,667
Equity Compensation Plans not approved by stockholders	38,626,812	(1)	$0.07	N/A

Total	43,741,812			7,201,667

(1)	Includes 19,000,000 warrants that vest pursuant to our company achieving various monthly net revenue targets and common stock price targets. See Item 10. “Executive Compensation – Employment Agreements.”

Employment Agreements

We have an employment agreement with Mr. Shworan, our Chief Executive Officer and President. Upon his employment with our company during fiscal 2002, we granted to Mr. Shworan five-year warrants to purchase 4,000,000 shares of our common stock at an exercise price of $0.05 per share, vesting immediately. On May 8, 2003, we revised the original employment agreement with Mr. Shworan. Under the agreement, as amended, we agreed to accrue cash compensation to Mr. Shworan of $8,000 per month effective June 1, 2003. We will continue to accrue but not pay Mr. Shworan’s salary until such time that the Board of Directors determines that we have sufficient financial resources. In connection with this amendment, we granted to Mr. Shworan warrants to purchase 2,000,000 shares of our common stock at an exercise price of $             per share, vesting immediately. In addition, we granted to Mr. Shworan warrants to purchase an additional 19,000,000 warrants at exercise prices ranging from $0.05 to $0.075 per share, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets, as follows:

Monthly Net Revenue Targets (1)	Warrants Vested
$ 40,000	3,000,000
$ 60,000	2,000,000	(3)
$ 100,000	2,000,000	(3)
$ 200,000	2,000,000	(3)

Share Price Targets (2)	Warrants Vested
$0.25	1,000,000
$0.35	1,000,000
$0.50	3,000,000
$0.75	5,000,000

(1)	The respective warrants will vest at such time as our company records an average of the indicated target level during a three-month period. The warrants will not vest until a three-month average of a target level is achieved. All of the warrants will vest in the event of a change of control of our company at a price equal to or greater than $0.75 per share, or if our common stock is quoted on the OTCBB at a price equal to or greater than $1.00 for at least a three-month period.
(2)	The respective warrants will vest at such time as the market value of our common stock as quoted on the OTCBB achieves a one-month average of the indicated target level.
(3)	One million of such warrants may only be exercised by Mr. Shworan if there is sufficient authorized common stock available for issuance on a fully diluted basis, subject to further limitation at our discretion. Such warrants have an exercise price of $0.075 per share. Pursuant to the monthly revenue targets and common stock price targets set forth above, 8,000,000 of the 19,000,000 warrants vested during fiscal 2003 and are currently exercisable.

We have a five-year employment agreement with Mr. Guelpa, our Chief Operating Officer, terminating in July 2004. The employment agreement was amended on November 13, 2002 and provides for a base salary of $60,000 per year. The agreement provides for incentive based compensation based upon our company achieving various profitability levels. In the event we record net income of $10.0 million, we will grant to Mr. Guelpa options to purchase 500,000 shares of our common stock. If we terminate Mr. Guelpa’s employment without cause, we have agreed to pay Mr. Guelpa a lump sum payment of two years’ salary and all perquisites. If we terminate Mr. Guelpa following a merger, takeover, or any other event that changes more than 25% ownership of our company, we have agreed to pay Mr. Guelpa a lump sum payment of three years’ salary and all perquisites. Such lump sum payment will equal one years’ salary and perquisities in the event Mr. Guelpa terminates his employment following such transaction.

We offer our employees, including officers, medical benefits. Our executive officers and other key personnel are eligible to receive discretionary bonuses, and are eligible to receive stock options under our stock option plans.

Director Compensation and Other Information

Directors do not receive cash compensation for service on our board of directors. All directors receive from us a grant of options to purchase 200,000 shares of common stock upon joining our board of directors, which are vested on the date of grant. From time to time, we grant to our directors options to purchase additional shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of February 17, 2004 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name and Address of Beneficial Owner(1)	Number of Shares (2)		Percent
Directors and Executive Officers
David M. Shworan	22,751,800	(3)	30.8%
R. Keith Guelpa	11,278,303	(4)	16.9%
Keith J. Randall	991,792	(5)	1.7%
Robert J. Thompson	1,100,000	(6)	1.8%
All executive officers and directors as a group (four persons)	36,121,895		43.1%

5% Stockholders

Duane Nelson	4,057,317	(7)	6.5%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 58,664,204 shares of common stock outstanding on February 17, 2004. The numbers and percentages shown include the shares of common stock actually owned as of February 17, 2004 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of February 17, 2004 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 1,011,800 shares of common stock owned by Mr. Shworan and 6,502,500 shares owned by Mr. Shworan’s wife. Also includes 37,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 14,200,000 shares of common stock and vested warrants for Bravenet Web Services, Inc. to acquire 1,000,000 shares of common stock. Does not include warrants to purchase 11,000,000 shares of common stock at exercise prices ranging from $0.05 to $0.075 per share that may vest upon the achievement of various monthly net revenue targets and common stock price targets. See Item 10. “Executive Compensation – Employment Agreements.”

(4)	Represents 1,313,600 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Also includes 7,964,703 shares of common stock issuable upon exercise of stock options and warrants held by Mr. Guelpa. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 25,000 shares of common stock and vested options and warrants to acquire 966,762 shares of common stock.
(6)	Represents vested options to acquire 1,100,000 shares of common stock.
(7)	Represents 137,000 shares of common stock and vested options to acquire 3,920,317 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 8, 2003, we revised Mr. Shworan’s original employment agreement dated November 13, 2002. We agreed to accrue cash compensation to Mr. Shworan of $8,000 per month effective June 1, 2003. In connection with his employment, we granted to Mr. Shworan five-year warrants to purchase 6,000,000 shares of our common stock at an exercise price of $0.05 per share, vesting immediately. In addition, we granted to Mr. Shworan warrants to purchase an additional 19,000,000 warrants at an exercise prices ranging from $0.05 to $0.075 per share, which vest pursuant to our company achieving various monthly net revenue targets and common stock price targets, as described under “Executive Compensation – Employment Agreements.”

During fiscal 2003, Mr. Shworan, our Chief Executive Officer, President, and Director, purchased from us an aggregate of 3,302,500 shares of common stock at prices equal to the fair market value of our common stock as quoted on the OTCBB on the dates of purchase. Specifically, during fiscal 2003 Mr. Shworan purchased 3,100,000 shares of common stock at $0.05 per share and 202,500 at $0.20 per share.

As at December 31, 2003, we owed Mr. Shworan $58,600 related to unpaid salary for 2003. We owed Bravenet Web Services Inc., a company controlled by Mr. Shworan, $30,000 related to equipment and other expenses paid by Bravenet on our behalf. This amount owing was repaid in January 2004. We also owed Mr. Keith Guelpa, our Chief Operating Officer, $176,000 related to loans made to the company in 2000 and 2001.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Pooling Agreement executed by certain of the Company’s shareholders (1)

10.2	Employment Agreement between the Registrant and R. Keith Guelpa (1)

10.3	Employment Agreement between the Registrant and Keith Randall (1)

10.4	Employment Agreement between the Registrant and Duane Nelson (1)

10.5	Amended 1999 Equity Incentive Compensation Plan (3)

10.6	Employment Agreement between the Registrant and David M. Shworan (2)

10.7	Amended Employment Agreement between the Registrant and David M. Shworan (3)

10.8	2003 Equity Incentive Compensation Plan (2)

21	List of Subsidiaries

23.1	Consent of Allan Hutchison, CPA, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

(b) Reports on Form 8-K.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Allan Hutchison, CPA, are as follows:

	2003	2002
Audit Fees	$12,490	$7,670
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Committee Pre-Approval Policies

The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which will not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent auditor to management.

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Allan Hutchison, CPA described above under the captions “Audit Fees,” and were approved by our Audit Committee

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2004	QUOTEMEDIA.COM, INC.

	By:	/s/ David M. Shworan
David M. Shworan
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	February 17, 2004

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Operating Officer, and Director	February 17, 2004

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2004

/s/ David M. Shworan David M. Shworan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2004

Quotemedia, Inc.

Allan G. Hutchison, CPA

Paradise Village Office Park

11811 North Tatum Blvd., #P-199

Phoenix, Arizona 85028-1616

Telephone: (602) 953-6996

Facsimile: (602) 953-6993

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

QUOTEMEDIA, INC.

We have audited the consolidated balance sheet of QUOTEMEDIA, INC. (a Nevada Corporation) as at December 31, 2003 and the consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and December 31, 2002, in conformity with generally accepted accounting principals accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phoenix, Arizona	Allan G. Hutchison, CPA
February 27, 2004

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$143,034
Accounts receivable	28,088
Deposits	18,800

Total current assets	189,922

Equipment, net (Note 3)	48,335

$238,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note payable (Note 4)	$126,259
Accounts payable	79,746
Deferred revenue	40,033
Due to related parties (Note 5)	261,220

507,258

Commitments (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, non designated, 10,000,000 shares authorized, none issued. (Note 6)	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued for 2003. (Note 6)	58,665
Additional paid-in capital	6,429,367
Accumulated deficit	(6,757,033)

(269,001)

$238,257

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended DECEMBER 31, 2003	Year ended DECEMBER 31, 2002
Operating revenue
Licensing fees	$281,449	$31,330
Advertising	4,930	12,541

	286,379	43,871

Operating expenses
Sales and Marketing (Note 6 (b))	55,742	(161,512)
General and Administrative (Note 6 (b))	429,808	709,440
Professional fees (Note 6 (b))	36,529	(369)
Research and development	255,929	167,178
Financial content	234,181	157,510

	1,012,189	872,247

Net loss	$(725,810)	$(828,376)

Loss per share
Basic and diluted loss per share (Note 7)	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and diluted	55,734,866	38,396,310

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount
Balance, December 31, 2001	33,714,529	33,715	4,740,955	(20,000)	(5,202,847)	(448,177)
Shares issued - for cash	12,180,004	12,180	671,820	—	—	684,000
Shares issued – for services	5,105,000	5,105	651,645	—	—	656,750
Shares issued – for debt	1,912,500	1,913	171,087	—	—	173,000
Shares cancelled (Note 6(b))	(3,943,929)	(3,944)	(527,432)	—	—	(531,376)
Share subscription receivable	—	—	—	20,000	—	20,000
Net loss	—	—	—	—	(828,376)	(828,376)

Balance, December 31, 2002	48,968,104	$48,969	$5,708,075	—	$(6,031,223)	$(274,179)

Shares issued - for cash	6,852,500	6,852	477,148	—	—	484,000
Shares issued – for services	2,918,600	2,919	256,819	—	—	259,738
Shares cancelled (Note 6(b))	(75,000)	(75)	(12,675)	—	—	(12,750)
Net loss	—	—	—	—	(725,810)	(725,810)

Balance, December 31, 2003	58,664,204	$58,665	$6,429,367	—	$(6,757,033)	$(269,001)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended DECEMBER 31, 2003	Year ended DECEMBER 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(725,810)	$(828,376)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	16,470	16,599
Issuance of capital stock for services, net of cancelled shares	246,988	125,374
Changes in assets and liabilities:
Accounts receivable	(15,403)	(12,685)
Deposits	(2,854)	(542)
Accounts payable	(92,570)	(158,585)
Deferred revenue	38,673	1,360
Due from related parties	23,146	170,321

Net cash used in operating activities	(511,360)	(686,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(19,806)	(12,534)

Net cash used in investing activities	(19,806)	(12,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(15,752)
Share subscription receivable	—	20,000
Issuance of capital stock for cash	484,000	684,000

Net cash provided by financing activities	484,000	688,248

Net decrease in cash	(47,166)	(10,820)

Cash, beginning of period	190,200	201,020

Cash, end of period	$143,034	$190,200

See supplementary information (note 9)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have had limited revenues to date. We may require additional financing, which may come from future equity or debt offerings. Financing may not be available, however, and without realization of additional capital the Company may not continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

a) Nature of operations

We are a developer and distributor of Web-based financial data services to a global marketplace. We are a financial software developer, content provider, and financial data supplier specializing in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop and license Web-based software components that deliver dynamic content to websites of customers, which include brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate Intranets.

b) Cash and cash equivalents

Cash equivalents include money market investments that are redeemable on demand. We maintain our accounts primarily at one financial institution. At times throughout the year, our cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

c) Allowances for doubtful accounts

When management determines that an allowance is necessary, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. As at December 31, 2003, no allowance for doubtful accounts was required as we determined that collection of our accounts receivables was reasonably assured. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

d) Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is calculated on a declining-balance basis at a rate of 30%. In the years of acquisition and disposal, depreciation is calculated at one-half the normal rate. Management believes that this method approximates the equipment’s useful lives.

e) Loss per share

Financial Accounting Standards No. 128 “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2003 and 2002, all common stock equivalents were anti-dilutive.

f) Stock based compensation

We have elected under FAS No. 123, “Accounting for Stock-based Compensation”, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. These pro forma disclosures are provided as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. As we grant all stock options with an exercise price equal to the market value of the underlying common shares on the date of the grant, no compensation expense is required to be recognized under APB 25. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for our employee stock option plan been determined by this method, our net loss and loss per share would have been as follows:

	2003	2002
Net income:
As reported	$(725,810)	$(828,376)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(721,761)	(942,822)

Pro forma	$(1,447,571)	$(1,771,198)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.03)	$(0.05)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected dividend yield	—	—
Expected stock price volatility	121%	116%
Risk-free interest rate	4%	5%
Expected life of options	1 year	1 year
Weighted average fair value of options granted	$0.03	$0.17

g) Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry forwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. No income taxes were paid in 2003.

h) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Actual results may vary from the estimates.

i) Research and development

We expense research and development costs as they are incurred. To date we have had no significant software development costs that would be required to be capitalized pursuant to Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

j) Revenue recognition

Revenue consists primarily of licensing fees generated from our software applications. Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; and collectibility of the license fee is probable. We record deferred revenue when we receive cash in advance of the revenue recognition criteria being met.

k) New accounting standards

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The standard was adopted on January 1, 2003, and is not expected to have a material effect on the financial statements

l) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation.

3.	EQUIPMENT

Cost	$110,681
Accumulated Depreciation	(62,346)

Net	$48,335

4.	NOTE PAYABLE

At December 31, 2003, we had a $126,259 unsecured promissory note payable to an individual. The note carries an annual effective interest rate of 12.68% and is due on demand.

5.	RELATED PARTIES

At December 31, 2003, we owed a total of $261,220 to officers of the Company for amounts advanced to the company and for unpaid salary. We do not accrued interest on amounts due to related parties.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

6.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares. As at December 31, 2003 no preferred shares have been issued.

b) Cancelled shares of common stock

During 2003, we cancelled 75,000 shares of our common stock that resulted in the reversal of $12,750 in business development expenses previously recognized. The shares were cancelled due to non-performance. During 2002, we cancelled a total of 3,943,929 shares of our common stock which resulted in the reversal of $531,376 in expenses previously recognized. The shares were cancelled due to non-performance. Of the shares cancelled in 2002, 1,000,000 shares were cancelled resulting in the reversal of $100,000 of general and administrative expenses, 8,929 shares were cancelled resulting in the reversal of $10,626 of professional fees, and 2,935,000 shares were cancelled resulting in the reversal of $420,750 of sales and marketing expenses.

c) Stock option plan

We have a stock option plan whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of fair market value. The options generally vest after one year unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time it is granted and may extend to a maximum of ten years. At December 31, 2003, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of five years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

The following table sets forth certain stock option and warrant information:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2001	12,939,764	$0.19
Granted under company stock option plan	250,000	$0.13
Granted outside company stock option plan	—
Warrants granted	28,704,900	$0.07
Exercised	(500,000)	$0.10
Cancelled	(1,727,852)	$0.18

Outstanding at December 31, 2002	39,666,812	$0.10

Granted under company stock option plan	900,000	$0.05
Granted outside company stock option plan	—
Warrants granted	5,625,000	$0.06
Exercised	(50,000)	$0.17
Expired	(600,000)	$0.18
Cancelled	(1,800,000)	$0.17

Outstanding at December 31, 2003	43,741,812	$0.09

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at Dec. 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2003	Weighted Average Exercise Price
$0.05-1.68	43,741,812	3.50	$0.09	29,741,812	$0.08

As at December 31, 2003 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

7.	LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. Due to the net loss incurred in each of the periods presented, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share and potentially dilutive securities:

	Years ended December 31,
	2003	2002
Loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	55,734,866	38,396,310

	Years ended December 31,
	2003	2002
Stock Options	3,565,000	1,990,000
Warrants	38,626,812	33,305,175

Total potentially dilutive shares	42,191,812	35,295,175

Stock options and warrants excluded from the calculation of dilutive loss per share because the exercise price was greater than the average market price of the common shares	1,550,000	4,461,637

8.	COMMITMENTS

We have office and equipment leases, and web server storage commitments of $42,056 in 2004 and $3,840 in 2005.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

9.	SUPPLEMENTARY INFORMATION

	2003	2002
Cash flow information:

Non-cash financing activities
Issuance of capital stock for debt	—	173,000
Cash paid for Interest	708	1,196
Cash received for Interest	97	126