Form 10QSB
period 2004-03-31
QUOTEMEDIA  INC
filed 2004-05-11
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 0-28599

QUOTEMEDIA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

91-2008633

(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ

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

On April 30, 2004, the Registrant had 58,664,204 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2004
ASSETS

CURRENT ASSETS

Cash	$41,502
Accounts receivable	45,832
Deposits	15,869

Total current assets	103,203

Equipment, net	52,636

$155,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$113,218
Note payable	130,056
Deferred revenue	30,599
Due to related parties	246,746

520,619

STOCKHOLDERS’ DEFICIT

Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued and outstanding	58,665
Additional paid-in capital	6,504,367
Accumulated deficit	(6,927,812)

(364,780)

$155,839

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
OPERATING REVENUE

Licensing fees	$171,028	$16,830
Advertising	—	1,330

	171,028	18,160

OPERATING EXPENSES

Sales and Marketing	4,479	8,854
General and Administrative	88,150	146,055
Professional fees	10,562	10,563
Research and development	73,481	131,768
Financial content	90,135	66,656

	266,807	363,896

NET LOSS	(95,779)	(345,736)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	58,664,204	50,872,166

SEE ACCOMPANYING NOTES

QUOTEMEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(95,779)	$(345,736)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	3,934	3,429
Issuance of capital stock for services	—	213,738
Changes in assets and liabilities:
Accounts receivable	(17,744)	(1,566)
Deposits	2,931	87
Accounts payable	37,269	(48,072)
Deferred revenue	(9,434)	1,390
Due from related parties, net	(14,474)	(14,383)

Net cash used in operating activities	(93,297)	(191,113)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(8,235)	(1,449)

Net cash used in investing activities	(8,235)	(1,449)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock for cash, net	—	96,000

Net cash provided by financing activities	—	96,000

Net decrease in cash	(101,532)	(96,562)

Cash, beginning of period	143,034	190,200

Cash, end of period	$41,502	$93,638

See supplementary information (note 3)

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10 – QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2003 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated February 17, 2004.

2.	SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements follow the same accounting policies and methods of application as our annual financial statements.

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

Three months ended March 31,	2004	2003
Net income:
As reported	$(95,779)	$(345,736)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(44,143)	(234,173)

Pro forma	$(139,922)	$(579,909)
Basic and diluted earnings per share:
As reported	(0.00)	(0.01)
Pro forma	(0.00)	(0.01)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended March 31,	2004	2003
Expected dividend yield	—	—
Expected stock price volatility	132%	173%
Risk-free interest rate	4%	4%
Expected life of options	1 year	1 year
Weighted average fair value of options granted	$0.18	$0.03

3.	SUPPLEMENTARY CASH FLOW INFORMATION

Three months ended March 31,	2004	2003
Cash paid for interest	—	—
Cash paid for taxes	—	—

4.	COMPARATIVE FIGURES

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation.

ITEM 2.	Management’s Discussion and Analysis

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

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

We have two categories of product lines: Quotestream Real-Time Portfolio Management and Corporate Financial Data Products. Quotestream is a Web-based streaming online portfolio management system that delivers instant market data to both consumer and corporate markets. Financial Data Products are a suite of software applications that deliver company and market information to corporate clients over the Web. These Financial Data Products include stock and market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, investor relations provisions, level 2, watch lists, and XML data feeds.

We generate revenue from Quotestream by licensing it to financial institutions and Web portals for private branding. We also license Quotestream to individual investors for a monthly subscription fee. We generate revenue from the Financial Data Products line by licensing our components for a monthly, quarterly, or annual subscription fee.

Results of Operations

Revenue

Licensing revenue for the three month period ended March 31, 2004 was $171,028 compared to $18,160 for the three month period ended March 31, 2003. The increase is due to the increased market acceptance of our Quotestream and Financial Data Products launched in 2002 and 2003 respectively.

Operating Expenses

    Financial Content

Financial content expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial content expenses for the three month period ended March 31, 2004 were $90,135 compared with $66,656 for the three month period ending March 31, 2003. The increase is due to additional financial content offered with our products compared to the prior period, and increased stock exchange fees associated with an increase in the number of customers receiving real-time financial information.

    Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended March 31, 2004 were $10,562 compared with $10,563 for the three month period ending March 31, 2003.

    Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the three month period ended March 31, 2004 were $73,481 compared with $131,768 for the three month period ended March 31, 2003. The decrease is due to $86,250 in non-recurring development costs incurred in 2003 and paid for by the issuance of 1,125,000 shares of our common stock.

    Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and printing expenses. Sales and marketing expenses for the three month period ended March 31, 2004 were $4,479 compared to $8,854 for the three month period ended March 31, 2003. The decrease is due to investor relation expenses associated with the Annual Meeting of Stockholders held in February 2003. We did not hold an Annual Meeting of Stockholders during the comparative period in 2004.

    General and Administrative

General and administrative expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. Office expenses for the three month period ended March 31, 2004 were $88,150 compared to $146,055 for the three month period ended March 31, 2003. The decrease is due to $63,488 in non-recurring office expenses incurred in 2003 and paid for by the issuance of 793,600 shares of our common stock.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended March 31, 2004 of $95,779 or approximately $(0.00) per share compared to a loss of $345,736 and $(0.01) per share for the three months ended March 31, 2003.

Liquidity and Capital Resources

Our cash totaled $41,502 at March 31, 2004, as compared with $143,034 at December 31, 2003, a decrease of $101,532. Net cash of $93,297 was used in operations for the three months ended March 31, 2004, primarily resulting from our net loss for the period offset by an increase in accounts payable. Net cash used in investing activities for the three months ended March 31, 2004 was $8,235 resulting from the purchase of fixed assets. No cash was provided by or used in financing activities for the three months ended March 31, 2004.

Based on current revenue trends, we anticipate that we will start to generate positive cash flow from operations in the third quarter of 2004 and we believe that cash on hand will be sufficient to fund our current operations through fiscal 2004. Current revenue trends may not continue, however, and we may require additional equity or debt financing in order to carry on our operations. Additional financings, which may come from future equity or debt offerings that could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS—NONE

ITEM 2.	CHANGES IN SECURITIES—NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5.	OTHER INFORMATION—NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificationof Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certificationof Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certificationof Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificationof Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: May 11, 2004

By: /s/ David M. Shworan

David M. Shworan, President (Principal Executive Officer)

By: /s/ Keith J. Randall

Keith J. Randall, C.A., Chief Financial Officer (Principal Accounting Officer)