Form 10QSB
period 2004-06-30
QUOTEMEDIA  INC
filed 2004-07-30
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

On July 30, 2004, the Registrant had 58,664,204 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2004
ASSETS

Current assets:
Cash	$109,977
Accounts receivable Prepaid expenses	62,829 8,105
Deposits	16,345

Total current assets	197,256
Equipment, net	68,729

Total assets	$265,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$166,353
Deferred revenue	39,361
Current portion of amounts due to related parties	296,200

Total current liabilities	501,914

Other long-term liabilities	24,456
Long-term portion of amounts due to related parties	211,112

Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued and outstanding	58,665
Additional paid-in capital	6,504,367
Accumulated deficit	(7,034,529)

Total stockholders’ deficit	(471,497)

Total liabilities and stockholders’ deficit	$265,985

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003	Three months ended June 30, 2004	Three months ended June 30, 2003
OPERATING REVENUE
Licensing fees	$378,967	$73,927	$207,939	$57,097
Advertising	—	2,530	—	1,200

	378,967	76,457	207,939	58,297
OPERATING EXPENSES
Sales and Marketing	15,091	10,026	10,612	1,172
General and Administrative	186,602	215,936	98,452	69,881
Professional fees	25,731	22,992	15,169	12,429
Research and development	153,885	179,745	80,404	47,977
Financial data	189,845	130,659	99,710	64,003

	571,154	559,358	304,347	195,462

OPERATING LOSS	(192,187)	(482,901)	(96,408)	(137,165)
OTHER INCOME AND EXPENSES
Loss on disposal of equipment	(10,309)	—	(10,309)	—

NET LOSS	(202,496)	(482,901)	(106,717)	(137,165)

LOSS PER SHARE
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	58,664,204	55,892,090	58,664,204	56,986,704

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(202,496)	$(345,736)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	10,583	3,429
Loss on disposal of equipment	10,309	—
Issuance of capital stock for services	—	213,738
Changes in assets and liabilities:
Accounts receivable	(34,741)	(1,566)
Prepaid expenses	(8,105)	—
Deposits	2,455	87
Accounts payable, accrued and other liabilities	116,669	(48,072)
Deferred revenue	(672)	1,390

Net cash used in operating activities	(105,998)	(176,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	3,133	—
Purchase of equipment	(44,419)	(1,449)

Net cash used in investing activities	(41,286)	(1,449)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts due to related parties	(31,157)	(14,383)
Increase in amounts due to related parties	277,249	—
Repayment of note payable	(131,865)	—
Issuance of common stock for cash, net	—	96,000

Net cash provided by financing activities	114,227	81,617

Net decrease in cash	(33,057)	(96,562)
Cash, beginning of period	143,034	190,200

Cash, end of period	$109,977	$93,638

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

	Three month ended June 30,		Six month ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(106,717)	$(137,165)	$(202,496)	$(546,901)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(20,116)	(206,931)	(64,260)	(441,104)

Pro forma	(126,833)	(344,096)	(266,756)	(988,005)
Basic and diluted loss per share:
As reported	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Pro forma	(0.00)	(0.01)	(0.00)	(0.02)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Expected dividend yield	n/a	n/a	—	—
Expected stock price volatility	n/a	n/a	132%	110%
Risk-free interest rate	n/a	n/a	4%	4%
Expected life of options	n/a	n/a	1 year	1 year
Weighted average fair value of options granted	n/a	n/a	$0.18	$0.03

b) Recent accounting pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003. We have adopted FAS 132, as revised in 2003, which had no effect on our consolidated financial statements.

3.	SUPPLEMENTARY CASH FLOW INFORMATION

Six months ended June 30,	2004	2003
Cash paid for interest	5,606	—
Cash paid for taxes	—	—

4.	NOTE PAYABLE

In May 2004, we made a payment of $131,865 to retire in full an unsecured note payable.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	RELATED PARTY TRANSACTIONS

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest calculated at the rate of 10% per annum. The loan is to be repaid in equal monthly installments of $22,346 beginning in August 2004. Our Chief Executive Officer is a control person of Bravenet.

6.	COMPARATIVE FIGURES

Certain figures in the comparative periods have been reclassified to conform to the current period’s presentation.

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

Overview

We are a developer financial data services which we distribute to a global marketplace. We license our software and data provisions to corporate and individual customers, including brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, corporate Intranets, brokers, financial advisors, and individual investors.

We have two categories of product lines: Quotestream real-time portfolio management and market analysis software, and secondly, a broad array of Corporate Financial Data Products. Quotestream is a Web-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Our Financial Data Product line consists of a suite of software applications that provide company and market information to corporate clients via the Web. These Financial Data Products include stock and market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, investor relations provisions, level II, watchlists, real-time snap quotes, and XML data feeds. We have also recently developed a comprehensive application that provides streaming market data and online trading capabilities for wireless handheld platforms. We are currently in discussions with a number of wireless communication companies regarding the licensing and distribution of our Quotestream Wireless application. We also recently entered into an agreement with the brokerage arm of a major international bank to license our financial data services and are actively engaged in negotiations with other international banks and brokerage firms to license similar services.

We generate recurring revenue from Quotestream by licensing it to financial institutions and Web portals for private branding. We also license Quotestream to individual investors for a monthly subscription fee. We generate recurring revenue from the Financial Data Products line by licensing our components for a monthly, quarterly, or annual subscription fee.

Results of Operations

Revenue

Revenue consists of licensing fees generated from our software applications. Revenue for the three month period ended June 30, 2004 was $207,939 compared to $58,297 for the three month period ended June 30, 2003. Revenue for the six month period ended June 30, 2004 was $378,967 compared to $76,457 for the six month period ended June 30, 2003. The increase is due to the increased market acceptance of our existing real-time portfolio management and corporate financial data products, and the introduction of new financial data products.

Operating Expenses

Financial Data

Financial data expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial data expenses for the three month period ended June 30, 2004 were $99,710 compared with $64,003 for the three month period ending June 30, 2003. Financial data expenses for the six month period ended June 30, 2004 were $189,845 compared with $130,659 for the six month period ending June 30, 2003. The increase is due primarily to increased stock exchange fees associated with an increase in the number of customers receiving real-time financial information. The increase is also due to added financial content expenses associated with new financial data products launched in 2004.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended June 30, 2004 were $15,169 compared with $12,429 for the three month period ending June 30, 2003. Professional fees for the six month period ended June 30, 2004 were $25,731 compared with $22,992 for the six month period ending June 30, 2003. The increase is primarily due to accounting fees incurred to comply with additional auditing procedures required by the Sarbanes-Oxley Act.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the three month period ended June 30, 2004 were $80,404 compared with $47,977 for the three month period ended June 30, 2003. The increase for the three month period ended June 30, 2004 was due to the hiring of additional web developers. Research and development expenses for the six month period ended June 30, 2004 were $153,885 compared to $179,745 for the six month period ended June 30, 2003. The decrease for the six month period ended June 30, 2004 is due to $86,250 in non-recurring development costs incurred in the first quarter of 2003 resulting in the issuance of 1,125,000 shares of our common stock for development services, offset by the cost of hiring of additional web developers in 2004.

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and printing expenses. Sales and marketing expenses for the three month period ended June 30, 2004 were $10,612 compared to $1,172 for the three month period ended June 30, 2003. Sales and marketing expenses for the six month period ended June 30, 2004 were $15,091 compared to $10,026 for the six month period ended June 30, 2003. The increase is due to an increase in travel expenses associated with the marketing of our financial data products.

General and Administrative

General and administrative expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. General and administration expenses for the three month period ended June 30, 2004 were $98,452 compared to $69,881 for the three month period ended June 30, 2003. The increase for the three month period ended June 30, 2004 was due primarily to an increase in web server storage and bandwidth costs. General and administration expenses for the six month period ended June 30, 2004 were $186,602 compared to $215,936 for the six month period ended June 30, 2003. The decrease for the six month period ended June 30, 2004 is due to $63,488 in non-recurring office expenses incurred in 2003 which resulted in the issuance of 793,600 shares of our common stock for services provided to the Company, offset by increased web server and bandwidth costs incurred in 2004.

Loss on disposal of equipment

During June 2004, we sold obsolete computer equipment for proceeds of $3,133. The equipment had a net book value of $13,442 resulting in a loss on disposal of $10,309.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended June 30, 2004 of $106,717 or approximately $(0.00) per share compared to a loss of $137,165 and $(0.00) per share for the three months ended June 30, 2003. The Company incurred a loss for the six months ended June 30, 2004 of $202,496 or approximately $(0.00) per share compared to a loss of $482,901 and $(0.01) per share for the six months ended June 30, 2003.

Liquidity and Capital Resources

Our cash totaled $109,977 at June 30, 2004, as compared with $143,034 at December 31, 2003, a decrease of $33,057. Net cash of $105,998 was used in operations for the six months ended June 30, 2004, primarily resulting from our net loss for the period and an increase in accounts receivable, offset by an increase in accounts payable. Net cash used in investing activities for the six months ended June 30, 2004 was $41,286 resulting from the purchase of fixed assets, offset by proceeds from the disposal of equipment. Net cash provided by financing activities for the six months ended June 30, 2004 was $114,227 resulting from the increase in amounts due to related parties, offset by the repayment of a note payable and repayment of amounts due to related parties.

Based on current revenue trends, we anticipate that we will generate positive cash flow from operations in the third quarter of 2004 and onward. We believe that cash on hand will be sufficient to fund our current operations through fiscal 2004. Current revenue trends may not continue, however, and we may require additional equity or debt financing in order to carry on our operations. Additional financings, which may come from future equity or debt offerings, could result in dilution to our stockholders. Adequate working capital may not be available and the lack of such working capital could adversely affect our ability to continue business operations.

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

ITEM 3. Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 30, 2004

By:	/s/ David M. Shworan
David M. Shworan,
President
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, C.A.,
Chief Financial Officer
(Principal Accounting Officer)