Form 10QSB
period 2004-09-30
QUOTEMEDIA  INC
filed 2004-11-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 11, 2004, the Registrant had 58,664,204 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

ITEM 1. Consolidated Financial Statements

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2004
ASSETS

Current assets:
Cash	$140,882
Accounts receivable Prepaid expenses	88,093 5,634
Deposits	14,320

Total current assets	248,929

Equipment, net	41,581
Intangible assets	34,995

Total assets	$325,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$170,978
Deferred revenue	120,989
Current portion of amounts due to related parties	306,792

Total current liabilities	598,759

Other long-term liabilities	22,911
Long-term portion of amounts due to related parties	231,570

Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued and outstanding	58,665
Additional paid-in capital	6,504,367
Accumulated deficit	(7,090,767)

Total stockholders’ deficit	(527,735)

Total liabilities and stockholders’ deficit	$325,505

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Three months ended September 30, 2004	Three months ended September 30, 2003
OPERATING REVENUE
Licensing fees	$646,282	$162,815	$267,315	$88,888
Advertising	—	3,730	—	1,200

	646,282	166,545	267,315	90,088

OPERATING EXPENSES

Sales and Marketing	21,744	37,920	6,653	27,894
General and Administrative	313,838	309,877	127,236	93,941
Professional fees	30,599	23,879	4,868	887
Research and development	249,467	219,205	95,582	39,460
Financial data	279,059	200,151	89,214	69,492

	894,707	791,032	323,553	231,674

OPERATING LOSS	(248,425)	(624,487)	(56,238)	(141,586)

OTHER INCOME AND EXPENSES
Loss on disposal of equipment	(10,309)	—	—	—

NET LOSS	(258,734)	(624,487)	(56,238)	(141,586)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	58,664,204	57,806,644	58,664,204	57,379,720

SEE ACCOMPANYING NOTES

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(258,734)	$(699,487)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	13,102	10,509
Loss on disposal of equipment	10,309	—
Issuance of capital stock for services	—	246,988
Changes in assets and liabilities:
Accounts receivable	(60,005)	(21,350)
Prepaid expenses	(5,634)	—
Deposits	4,480	(2,783)
Accounts payable, accrued and other liabilities	189,599	(75,146)
Deferred revenue	80,956	31,671

Net cash used in operating activities	(25,927)	(509,598)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposal of equipment	3,133	—
Purchase of equipment and intangible assets	(54,786)	(3,411)

Net cash used in investing activities	(51,653)	(3,411)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts due to related parties	(42,707)	—
Loans from related parties	250,000	—
Repayment of note payable	(131,865)	—
Issuance of common stock for cash, net	—	559,000

Net cash provided by financing activities	75,428	559,000

Net increase (decrease) in cash	(2,152)	45,991

Cash, beginning of period	143,034	190,200

Cash, end of period	$140,882	$236,191

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss:

As reported	$(56,238)	$(152,586)	$(258,734)	$(699,487)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(114,500)	(190,811)	(178,760)	(631,915)

Pro forma	(170,738)	(343,397)	(437,494)	(1,331,402)
Basic and diluted loss per share:
As reported	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Pro forma	(0.00)	(0.01)	(0.01)	(0.02)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	—	n/a	—	—
Expected stock price volatility	68%	n/a	132%	121%
Risk-free interest rate	4%	n/a	4%	4%
Expected life of options	1 year	n/a	1 year	1 year
Weighted average fair value of options granted	$0.11	n/a	$0.12	$0.03

b) Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed statement addresses accounting for stock-based compensation and would result in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB Opinion No. 25. If approved, the proposed statement, as amended, currently provides that it would be applied to public entities, prospectively, for interim or annual periods beginning after June 15, 2005.

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

3.	SUPPLEMENTARY CASH FLOW INFORMATION

Nine months ended September 30,	2004	2003
Cash paid for interest	5,606	—
Cash paid for taxes	—	—

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	INTANGIBLE ASSETS

During the quarter we purchased a perpetual software license and a domain name. These intangible assets have indefinite useful lives and will not be amortized but rather will be tested annually for impairment in accordance with FAS No. 142.

5.	RELATED PARTY TRANSACTIONS

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest calculated at the rate of 10% per annum. It is anticipated that the loan will repaid in 12 equal monthly installments beginning in the first quarter of 2005. Our Chief Executive Officer is a control person of Bravenet.

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

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include, but are not limited to:

•	lack of market acceptance of our products;

•	dependence on third parties for data feeds for our products;

•	failure to respond to evolving industry standards and technological changes;

•	inability to meet our future additional capital requirements;

•	inability to retain key technical personnel;

•	conditions beyond our control such as war, terrorist attacks and economic recession.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, of “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

Overview

We are a developer, aggregator, and global distributor of financial data services. We license access to our software and data provisions to both corporate customers and individual consumers. Our clients include brokerage and clearing firms, banks and financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, corporate intranets, brokers, financial advisors, and individual investors.

QuoteMedia has three categories of product lines: Quotestream desktop and wireless real-time and delayed portfolio management and market analysis software; a broad array of Corporate Financial Data Products or quote tools; and Packaged Data Feeds.

Quotestream is a Web-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream is available to customers in both a desktop version accessible via personal computer, and a wireless version accessible via wireless handheld devices.

We are currently in discussions with a number of wireless communication companies regarding the licensing and distribution of our Quotestream Wireless application. We have recently entered into an agreement with the brokerage arm of a major international bank to license Quotestream for its clients, and are actively engaged in negotiations with other international banks and brokerage firms to license similar services.

Our Financial Data Product line consists of a suite of software applications that provide company and market information to corporate clients via the Web. These Financial Data Products include stock and market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, investor relations provisions, level II, watchlists, and real-time “snap” quotes.

Our Packaged Data Feed products consist of the delivery of XML or CSV delimited data sources for companies requiring simple formatted financial data for internal use, or use outside our standard product provision. Our Packaged Data Feeds consist of quote data, fundamentals, historical information, and options.

We generate recurring revenue from each product line by licensing them to financial institutions and websites. We also generate revenue through individual end-user licenses of Quotestream desktop and wireless for a monthly subscription fee. Financial Data Products and Packaged Data Feeds are licensed for a monthly, quarterly, annual or biannual subscription fee.

Results of Operations

Revenue

Revenue consists of fees generated from licensing our software applications. Revenue for the three month period ended September 30, 2004 was $267,315 compared to $90,088 for the three month period ended September 30, 2003. Revenue for the nine month period ended September 30, 2004 was $646,282 compared to $166,545 for the nine month period ended September 30, 2003. The increase is due primarily to an increased number of clients licensing our corporate financial data products. The increase in clients is due in part to the introduction of new financial data products in 2004. The increase in revenue is also due to a significant increase in the number of subscriptions for our Quotestream delayed and real-time portfolio management and market analysis software.

Operating Expenses

Financial Data

Financial data expenses consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial data expenses for the three month period ended September 30, 2004 were $89,214 compared with $69,492 for the three month period ending September 30, 2003. Financial data expenses for the nine month period ended September 30, 2004 were $279,059 compared with $200,151 for the nine month period ending September 30, 2003. The increase is due primarily to increased stock exchange fees associated with an increase in the number of customers receiving real-time financial information. The increase is also due to added financial content expenses associated with new financial data products launched in 2004.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended September 30, 2004 were $4,868 compared with $887 for the three month period ending September 30, 2003. Professional fees for the nine month period ended September 30, 2004 were $30,599 compared with $23,879 for the nine month period ending September 30, 2003. The increase is primarily due to professional fees incurred to comply with additional legal and auditing procedures required by the Sarbanes-Oxley Act.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the three month period ended September 30, 2004 were $95,582 compared with $39,460 for the three month period ended September 30, 2003. Research and development expenses for the nine month period ended September 30, 2004 were $249,467 compared to $219,205 for the nine month period ended September 30, 2003. In the first quarter of 2003 we incurred $86,250 in non-recurring development costs. Recurring research and development costs for the nine month period ended September 30, 2004 therefore increased $116,512 over the comparable period in 2003. This increase is due to the cost of hiring of additional web developers in 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of investor relations, travel, and printing expenses. Sales and marketing expenses for the three month period ended September 30, 2004 were $6,653 compared to $27,894 for the three month period ended September 30, 2003. Sales and marketing expenses for the nine month period ended September 30, 2004 were $21,744 compared to $37,920 for the nine month period ended September 30, 2003. In the third quarter of 2003 we incurred $22,250 in non-recurring marketing expenses. Recurring sales and marketing expenses, for the nine month period ended September 30, 2004, therefore increased $6,074 over the comparable period in 2003. This increase was primarily due to increased travel expenses incurred in 2004 associated with selling our financial data products.

General and Administrative

General and administrative expenses consist primarily of rent, computer equipment leases, computer maintenance and storage and salary expenses. General and administration expenses for the three month period ended September 30, 2004 were $127,236 compared to $93,941 for the three month period ended September 30, 2003. General and administration expenses for the nine month period ended September 30, 2004 were $313,383 compared to $309,877 for the nine month period ended September 30, 2003. In 2003 we incurred $63,488 in non-recurring office expenses. Therefore, recurring general and administrative expenses for the nine month period ended September 30, 2004 increased $66,994 over the comparable period in 2003. This increase was primarily due to increased web server and bandwidth costs incurred in 2004

Loss on disposal of equipment

During June 2004, we sold obsolete computer equipment for proceeds of $3,133. The equipment had a net book value of $13,442 resulting in a loss on disposal of $10,309.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended September 30, 2004 of $56,238 or approximately $(0.00) per share compared to a loss of $141,586 and $(0.00) per share for the three months ended September 30, 2003. The Company incurred a loss for the nine months ended September 30, 2004 of $258,734 or approximately $(0.00) per share compared to a loss of $624,487 and $(0.01) per share for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Our cash totaled $140,882 at September 30, 2004, as compared with $143,034 at December 31, 2003, a decrease of $2,152. Net cash of $25,927 was used in operations for the nine months ended September 30, 2004, primarily resulting from our net loss for the period and an increase in accounts receivable, offset by an increase in accounts payable and deferred revenue. Net cash used in investing activities for the nine months ended September 30, 2004 was $51,653 resulting from the purchase of equipment and intangible assets, offset by proceeds from the disposal of equipment. Net cash provided by financing activities for the nine months ended September 30, 2004 was $75,428 resulting from loans from related parties, offset by the repayment of a note payable and repayment of amounts due to related parties.

We generated positive cash flows from operations for the three months ended September 30, 2004 and expect to continue to generate positive cash flows from operations in the foreseeable future. Cash flows from operating activities together with cash presently on hand are believed to be sufficient, for the foreseeable future, to enable us to meet our obligations and fund capital expenditures.

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

ITEM 3. Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 11, 2004

By:	/s/ David M. Shworan
David M. Shworan,
President
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, C.A.,
Chief Financial Officer
(Principal Accounting Officer)