Form 10KSB
period 2004-12-31
QUOTEMEDIA  INC
filed 2005-03-30
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenue for its most recent fiscal year: $1,009,588.

As of February 18, 2005, there were outstanding 58,664,204 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (47,773,804 shares) based on the closing price of the issuer’s common stock as reported on the NASD Over the Counter Bulletin Board, or OTCBB, on February 18, 2005, was $19,587,260. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2004

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

-i-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a software developer and distributor of financial market data and related services to a global marketplace. We specialize in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop and license software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate Intranets.

We have developed robust, scalable technologies that aggregate data feeds from a wide variety of third party providers and deliver this information to our customers worldwide. Our unique product capabilities offer a cost effective alternative to the complex and expensive data feed solutions employed by most market data providers. Our array of data-delivery solutions are fast, lightweight, reliable, and easy to implement across all platforms. They require fewer content updates and data feeds, they have fewer maintenance issues than competitors’ products, and they are highly customizable which allows for seamless client integration. In addition, we provide superior levels of customer support and technical assistance which further differentiates our services from our competitors.

Our corporate head office is located at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions and subsidiaries.

Our website is located at www.quotemedia.com. Through our website we make available free of charge the following company information: our annual reports on Form 10-KSB; our quarterly reports on Form 10-QSB; our current reports on Form 8-K; our proxy statements; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practical after we electronically file these reports with the SEC. We also post on our website the charter of our Audit Committee; our Corporate Governance Guidelines; our Code of Business Conduct/Ethics and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Competitive Advantage

Our products have a broad market base, targeting corporate clients worldwide and offering comprehensive financial applications at a fraction of traditional costs. Markets for our services include:

• Web Portals	• Public Companies

• Search Engines	• Mutual fund companies

• Online Brokerages	• Publishers

• Full Service Brokerage firms	• Corporate Intranets

• Banks and other Financial Institutions	• Internet Service Providers

• Financial Web Sites	• IR Firms

• Mutual Funds	• News Providers

Our financial data applications provide a viable solution to the high up-front cost of in-house developed software. We are able to leverage our technical talent and infrastructure across multiple customers, thus creating an efficient, scalable model that manages and delivers information application capabilities to multiple entities from data centers and content feeds across the worldwide web. The following are some key principles of our corporate business strategy:

Corporate Partners - We believe that the key to mass-market acceptance is to offer corporate partners a truly private branded, fully integrated product to complement their existing product offerings to all of their users. By leveraging the existing customer bases of corporate partners, we virtually eliminate the cost of marketing to the retail consumer, leaving its marketing efforts confined principally to business development at the corporate partner level. Most of our competition relies on expensive marketing and advertising campaigns to attract new users.

Single Source Provider - Brokerage firms, webmasters and publishers are all eager to acquire premium content such as; market data, XML data, news, market data applications, research and web tools from a single source provider. We are the only market data vendor which addresses all of these needs with a professional “suite” of tools and applications, which can be simply pasted or embedded on their own web pages in a matter of minutes rather than days or weeks.

Unique and Proprietary Data Delivery Systems - Our unique and proprietary data delivery systems allow us to maintain healthy margins even at the wholesale level. We believe that most of our competition uses outdated data delivery technologies based on legacy style data networks, and incurs heavier bandwidth, server and network loads and higher server costs than our company.

Low Infrastructure Costs - Because of the unique technological advancements in data delivery developed by our company and the distribution model and the strategic partnerships that are in place we currently have very low corporate overhead. We have outsourced or partnered for most of our content, marketing, and distribution channels. Outsourcing has allowed us to maintain a very lean organization with low overhead and allows us to focus our resources on data management, acquiring and servicing strategic accounts, and network business development activities.

Products

We offer a complete suite of financial data products. Our software applications include customizable Java Applets, JavaScript Inserts, XML data sets, and Java Servlets that combine the depth and variety of established financial databases with the flexibility and efficiency of the Internet to deliver customized content to clients around the globe.

Our lightweight, fast-loading, customizable data applications deliver a multi-faceted array of information in a variety of delivery vehicles. Services may be purchased on a subscription basis for a wide range of products, from fully integrated backend-compliant systems, to data solutions that can be deployed in mere minutes to deliver robust and timely data across the worldwide.

Financial Data Products and Packaged Data Feeds

We have developed a complete range of financial data applications and data feeds to serve an expanding market for timely market data delivered over the Internet. Clients may choose from our complete data solution packages or individual components to provide dynamic, real-time financial information. Our financial data solutions offer businesses turnkey applications that will retain traffic and increase overall customer activity while seamlessly integrating into their current layouts and offerings.

Our corporate clients benefit from access to simple, low-cost, locally hosted and fully customizable applications that are subscription based and tailored to individual needs. Our financial solution packages and components include the following:

•	Quote Modules – allows users to enter information and look up various data points on both equities and markets. The data returned is compact, customizable, and incorporates comprehensive information, including charts, news, historical stock prices, Level II, SEC filings, insiders, financials, and other data.

•	Real-Time Snap Quotes – Cost-effective, customizable, and webpage-embedded Real-Time Quote and Market data, Real-Time Charts, Real-Time Level II, and Real-Time Options. The Real-Time Snap Quote Service features client-controlled entitlements, comprehensive online tracking, detailed reporting capabilities, and North American Exchange Fee Capping. These features are unique to our company and result in greater efficiency and cost savings for our clients.

•	Market Indices – At-a-glance display of market conditions, fed directly from the major exchanges.

•	Charts – Markets and equity charting are available in a variety of formats. Static thumbnails or dynamic interactive charting is available to allow full market coverage charting or individual stock performance displays.

•	Stock Tickers – Fully customizable vertical or horizontally displayed tickers supplying instant market information.

•	Market Indices – At-a-glance display of market conditions, fed directly from the major exchanges.

•	News Headlines – Equity-based lookup of news stories relating to individual companies, or broader, demographic-specific feeds in over 400 categories.

•	Watch Lists – Displays current values and trends for a group of user-defined equities.

•	Market Statistics – Top gainers and losers on the day for a variety of exchanges. Detailed statistical analysis of most actively traded stocks.

•	Investor Relations – Information on current value, historical data, and news, related to individual public companies, generating a turnkey and self-updating investor relations page.

•	XML Packaged Market Data Feeds – We offer a fully managed value-added XML market data feed ready to implement with a standardized Document Type Definition (DTD).

Quotestream Desktop and Wireless

Quotestream is a proprietary, Internet delivered software application that provides a broad range of value-added financial information and services, such as; streaming stock quotes, NASDAQ Level 2 data, market indices, dynamic and interactive charts, options, research and live video in a small (under 150k) Java Applet that requires no downloads or user-resident software.

Quotestream has been designed specifically for syndication and private branding by brokerage, banking, and other corporate clients. Quotestream is available in both a desktop version as well as a companion wireless version. This allows users to access their portfolios and even execute trades online or Over-The-Air through a wide variety of handheld devices.

The following are some key features of these companion products.

Comprehensive features - Quotestream is feature rich. It offers the user five portfolios of up to forty-five symbols (securities) per portfolio, as well as market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider trading, SEC Filings, research, analysts and opinions, earnings forecasts, news and stock tickers, intraday through five year historical charting, interactive charting, over 400 news headline topics, desktop pop-up alerts, audio alerts. Email alerts, Instant Messenger alerts, cell phone alerts and end of day portfolio summaries via email will soon be launched. By simply clicking a button, the product can also be “floated” off of the host web site and expanded to full screen.

The small size of the application (under 150k) - This is unique to the industry. Most other financial applications, such as Quicken Live, DTNIQ, and Real Tick are all over 5Mb (5,000 Kb). This is important for a number of reasons including the speed at which the applet loads. Users are very impatient - if they have to wait more then 20 seconds they move on. This factor is vital for all users still on 56k modems.

The User interface - Unlike other streaming financial data applications that require the entire screen to display the pertinent data, Quotestream was designed to be delivered in a small foot print (678 X 430 pixels) and present the user with relevant content at a glance, through a clean, visually appealing, well proportioned design. The user may customize their views and the order of columns to suit their preference. The design also offers a very simple point and click navigation with little or no typing involved. If the user wishes to view the application in full screen mode, by simply clicking on the float button, the applet is floated from the web page and maximized to full screen

Interactive Java charting – We have developed an award winning interactive Java charting module. It offers dynamically updating intraday and historical charting. It allows the user to zoom in to a specific data range and add technical algorithms such as moving averages, stochastic, bollinger bands, money flow, etc. This, too, can be maximized to full screen.

Embedded and Hosted Application - Quotestream has been designed as an embedded application within a host web page on a private branded, fully hosted basis. Corporate partners will seek to incorporate it as an integral part of their web site and surround it with their own brand.

Wireless Companion – The recent addition of the Quotestream Wireless companion product has given investors wireless access to important market information and the freedom to execute a trade whether at the office or on the road. Quotestream Wireless is the only wireless application that can be integrated with any brokerage/clearing firm’s existing on-line trading platform without the installation of expensive Business Enterprise Servers.

Employees

We currently have ten full time employees. In addition, we employ nine contract employees consisting of three programmers, four sales/marketing personnel, and two customer service/administration staff. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With a successful implementation of our business plan, we may retain additional employees in fiscal 2005 to handle anticipated growth. We anticipate that we will hire additional employees in the areas of administration, programming, sales, marketing, and customer care.

Competition

While there are many financial data providers, we are the only financial data provider that offers clients a full spectrum of web-delivered, embedded and fully integrated static and streaming financial data products. We believe there is a small group of competitors for our core market competency as a developer of proprietary Web-based software for the brokerage and financial institution marketplace. There are over 13,000 brokerage firms and nearly 10,000 financial firms and insurance institutions in the United States today, and very few of those have a “streaming” product that is similar to our product, thus leaving a large market for us to explore. In addition, many of these companies that do currently feature competitors’ products will realize significant savings by switching to our more customizable, faster-loading, more easily implemented, and less expensive financial data solutions.

Many financial information companies license information to Web businesses and feed the information to them through industry standard FTP feeds or links, a business model that syndicates content. We believe we offer a notably different product from these companies, by virtue of our focus on the development of software for the delivery of information. We package information into flexible software applications to meet the specific needs of our clients. We have created application technology that we believe is unique and revolutionary in the marketplace in terms of both features and functionality. Our products offer significant technological advantages through our delivery of an unparalleled feature aggregate, including the following:

•	Dynamic real-time information onto the desktop with no need to launch the Web browser (Active Desktop Mode);

•	Solutions easily embedded directly onto a website;

•	Complete customization by end users of content and appearance of content delivery;

•	No requirement for any bandwidth, software, or back-end infrastructure from clients’ web sites to run our technology;

•	Extremely lightweight, fast-loading applications;

•	Integrated satellite feed and database for all North American securities;

•	Open architecture Oracle database systems;

•	UNIX server farm with Arrowpoint load balancing;

•	Comprehensive statistical logs and tracking systems;

•	User-friendly, premium product registration and order system;

•	Quotestream (Streaming Delayed and Real-time Quotation application) accessible via the internet and wireless handheld devices;

•	Firewall-friendly dynamic Java Applets;

•	Real-time registration and order interfaces;

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

Although we have generated positive cash flow from operations for January and February of 2005, implementing our business plan may require additional equity or debt financing. If we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations, and financial condition.

We have not conducted any market research, nor do we have a marketing organization other than our current management.

The success of our proposed plan of operation will depend largely on the acceptance of our business model by the markets and customers targeted by us. We neither have conducted, nor have we made available to the market, results of market research indicating that market demand exists for our contemplated business plan. Moreover, we do not yet have a formal marketing organization. Even if demand is identified for our contemplated business plan, there is no assurance that our operations will generate profits. Without the ability to generate profits, our stockholders may not be able to recover their investment.

We have a limited operating history.

We have only a limited operating history upon which investors can evaluate our company and prospects. Our prospects must be evaluated with a view to the risks relating to the new and evolving markets in which we operate and whether there will be continued acceptance of our business model. We will incur costs as we continue to develop software applications, add additional financial content, establish marketing and distribution relationships, acquire additional hardware and software, and enhance our existing administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenue, our business, results of operations and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenue from our business to achieve or maintain profitability on a quarterly or an annual basis in the future. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Further, there can be no assurances that we will successfully be able to sell our securities in order to obtain additional capital.

We are subject to risks related to changes in technology.

Our success will also depend upon our ability to develop and provide new products and services. The delivery of our products and services online is, and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. Our future success will depend, in part, on our ability to use effectively leading technologies, continue our technological expertise, enhance our current services, develop services that meet changing customer requirements, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will respond to these changing technological conditions. Our failure to respond to changing technological conditions would have a material adverse effect on our business.

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

Our industry is highly competitive. Many of our current and potential competitors in the Internet and financial industry have longer operating histories, significantly greater financial, technical, and marketing resources, greater name recognition, and larger existing customer bases than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their services. There can be no assurance that we will be able to continue to compete successfully against current or future competitors. Failure to adequately compete will have a negative impact on our business.

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

Due to the foregoing factors, among others, it is possible that our operating results will fall below our expectations or our stockholders’ or analysts’ expectations in future quarters.

We depend on key personnel and expect to hire additional personnel.

Our performance substantially depends on the services of R. Keith Guelpa, our Chief Executive Officer and President, and David M. Shworan, President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company. The loss of Mr. Guelpa or Mr. Shworan, or our other key employees, could have a material adverse affect on our business.

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

The success of our anticipated future growth depends upon our ability to manage successfully the growth of our proposed operations.

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

We believe that our current leased space is sufficient to meet our needs for the next 12 months and that the property is currently in acceptable condition. Beyond that, we anticipate the need to expand our lease facilities in all locations as our company grows. We have no other properties and have no agreements to acquire any properties.

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

	High	Low
Year ended December 31, 2003:
First Quarter	$0.09	$0.05
Second Quarter	0.31	0.06
Third Quarter	0.42	0.18
Fourth Quarter	0.78	0.31

Year ended December 31, 2004:
First Quarter	$0.51	$0.34
Second Quarter	0.65	0.37
Third Quarter	0.62	0.40
Fourth Quarter	0.56	0.37

Year ended December 31, 2005:
First Quarter (as of February 18, 2005)	$0.50	$0.38

As of February 18, 2005, there were approximately 326 holders of record of our common stock. As of February 18, 2005, the closing price for our common stock was $0.41.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We are a software developer and distributor of financial market data and related services to a global marketplace. We specialize in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop and license software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate Intranets.

We have three product lines: Quotestream portfolio management and market analysis software; a broad array of Corporate Financial Data Products; and Packaged Market Data Feeds.

Quotestream is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies. Quotestream is available to customers in both a desktop version accessible via personal computer, and a companion wireless version accessible via a wide variety of wireless handheld devices.

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

Our Financial Data Product line consists of a suite of software applications that provide company and market information to corporate clients via the Internet. These Financial Data Products include stock and market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, investor relations provisions, level II, watchlists, and real-time “snap” quotes.

Our Packaged Market Data Feed products consist of the delivery of XML or CSV delimited data sources for companies requiring simple formatted financial data for internal use, or use outside our standard product provision. Our Packaged Market Data Feeds consist of quote data, fundamentals, historical information, and options.

We generate recurring revenue from each product line by licensing products to financial institutions and websites. Contracts to license Quotestream to our corporate clients typically have a term of 2 to 3 years and are automatically renewed unless notice is given within 90 days. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Financial Data Products and Packaged Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of 1 to 2 years and are automatically renewed unless notice is given within 90 days.

During 2004, we achieved significant revenue growth compared to the prior year. The majority of the revenue growth was from increased sales of our Financial Data Products. We continued to expand our line of Corporate Financial Data Products and added Packaged Market Data Feeds during the year which helped to contribute to the revenue increase from 2003. Subscriptions to Quotestream continued to grow during the year and also contributed to our revenue growth. Based on existing contracts as of the date of this report, we anticipate that our revenue during fiscal 2005 will increase significantly compared to revenue earned in fiscal 2004. We anticipate our revenue growth in 2005 will be driven by Financial Data Products and Package Market Data Feed revenue. We launched our wireless version of Quotestream in the fourth quarter of 2004, and we believe that this application will contribute to our fiscal 2005 revenue. Due to its limited sales history, however, it is difficult to accurately estimate its impact on our revenue growth in 2005.

Our expenses during 2004 were slightly higher than 2003. We anticipate that our expenses will increase moderately in 2005 due to increased stock exchange user fees associated with a growth in real time Quotestream subscriptions. Our expenses will also increase in 2005 due to the addition of new personnel and new financial content.

Our plan of operation over the next twelve months will focus on adding new data content to expand our line of Corporate Financial Data Products and Packaged Market Data Feeds. We will also focus on marketing our streaming, real-time financial software applications. In particular, we will focus on licensing and distributing our Quotestream Wireless application. These activities may give rise to additional products that may be commercialized by our company. There can be no assurance, however, that our new content development efforts will result in marketable products or products that can be produced at commercially acceptable costs.

We may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

Our future performance will be subject to a number of business factors, including those beyond our control, such as economic downturns and evolving industry needs and preferences as well as the level of competition and our ability to successfully market our products and technology. There can be no assurance that we will be able to implement successfully our marketing strategy, continue our revenue growth, or achieve profitable operations. In addition, because our company has had only limited operations to date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. We account for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.

We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 with supplemental disclosure in the notes to financial statements as previously allowed under FAS 123. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact that FAS 123R will have on its financial statements.

Results of Operations

Revenue

Revenue consists primarily of licensing fees generated from our software applications. We also earned ancillary revenue in 2003 generated from sponsorship advertisements. Revenue for the year ended December 31, 2004 was $1,009,588 compared to $286,379 for the year ended December 31, 2003, an increase of $723,209, or 253%. The majority of the revenue growth was from increased sales of our Financial Data Products. We continued to expand our line of Corporate Financial Data Products and added Packaged Market Data Feeds during the year which helped to contribute to the revenue increase from 2003. Subscriptions to Quotestream continued to grow during the year and also contributed to our revenue growth during fiscal 2004.

Financial Data Fees

Financial data fees consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial data fees for the year ended December 31, 2004, were $412,279 compared with $234,181 for the year ended December 31, 2003. The increase is due primarily to increased stock exchange fees associated with an increase in the number of customers receiving real-time financial information. The increase is also a result of added financial content expenses associated with new financial data products and packages market data feeds launched in 2004.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the year ended December 31, 2004 were $47,750 compared with $36,529 for the year ending December 31, 2003. The increase is primarily due to professional fees incurred to comply with additional procedures required by the Sarbanes-Oxley Act.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the year ended December 31, 2004, were $253,829 compared with $201,929 for the year ended December 31, 2003. The increase is due to the cost of hiring of additional web developers in 2004.

Sales and Marketing

Sales and marketing consists primarily of business development, investor relations, travel, and printing expenses. Sales and marketing expenses for the year ended December 31, 2004 were $55,440 compared to $55,742 for the year ended December 31, 2003. We incurred increased travel expenses in 2004 to attend wireless sales conferences. This was offset by a decrease in investor relation expenses. We held an Annual Meeting of Stockholders in February 2003. No Stockholder Meetings were held in 2004 which resulted in lower investor relations expenses for the year.

General and administrative

General and administrative expenses consist primarily of salaries, rent, computer equipment leases, computer maintenance, and storage expenses. General and administrative expenses for the year ended December 31, 2004, were $478,154 compared to $461,073 for the year ended December 31, 2003. This increase was primarily due to increased web server and bandwidth costs and increased bad debt expenses incurred in 2004.

Loss for the period

As a result of the foregoing, we incurred a loss for the year ended December 31, 2004, of $297,421, or less than $(0.01) per share, compared to a loss of $725,810, or approximately $(0.01) per share, for the year ended December 31, 2003.

Liquidity and Capital Resources

Our cash totaled $131,265 at December 31, 2004, compared to $143,034 at December 31, 2003, a decrease of $11,769. Net cash of $19,593 was used in operations for the year ended December 31, 2004, primarily resulting from our net loss for the year and the increase in accounts receivable, offset by the increase in accounts payable and deferred revenue. Net cash used in investing activities for the year ended December 31, 2004, was $56,054, resulting from the purchase of equipment and intangible assets, offset by the proceeds from disposal of equipment during the year. Net cash provided by financing activities for the year ended December 31, 2004, was $63,878, resulting from a loan from a related party, offset by the retirement of a note payable and the repayment of amounts due to related parties.

We are currently generating positive cash flow from operations. We believe this will continue through fiscal 2005, as our revenue is recurring in nature based on contracts with our clients which have one to three year terms. Current sales under contract total approximately $1,500,000 for 2005.

Our current liabilities include $76,200 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $101,341 is also included in our current liabilities. The costs incurred to realize the deferred revenue in 2005 are minimal.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations through fiscal 2005, and enable us to continue as a going concern. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, Notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 30, 2004, we engaged Hein & Associates LLP as our new independent public accountants and dismissed Allan G. Hutchison, CPA as the principal independent accountant of our company

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Robert J. Thompson	62	Chairman of the Board

R. Keith Guelpa	57	President, Chief Executive Officer, and Director

David M. Shworan	37	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	38	Treasurer, Chief Financial Officer, and Secretary

Our listed directors will serve until the next annual meeting of stockholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. Vacancies in our existing Board of Directors are filled by majority vote of the remaining directors. Our officers serve at the will of our Board of Directors. There is no family relationship between any executive officer and director.

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson has served as President of Corpus Investments Inc., a private holding company which manages investments in a wide range of enterprises since December 2002. Since 1996, Mr. Thompson has also served as the President of BIMSI Marketing Services Inc., a privately held company that manages the worldwide marketing activities on behalf of suppliers of web-based, human resource management software products used by management consulting firms and large corporations. Mr. Thompson, until recently, was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment dealer/broker involved in investment banking activities throughout North America and in Europe. Mr. Thompson is also a Director of OneSource Technologies Inc., a publicly traded, nation-wide, technology maintenance company and acts as a Director of several privately owned corporations including PreSenSys, Inc., Selex LLC and PW Strategy Management Inc. For almost 30 years, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for 5 years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

R. Keith Guelpa served as our President and Chief Executive Officer from July 1999 until November 2002, and again was appointed President and Chief Executive Officer in December 2004. He served as our Chief Operating Officer from November 2002 until December 2004. Mr. Guelpa has served as a director of our company since 1999. Prior to 1999, Mr. Guelpa served as President and Chief Executive Officer of a number of companies in the technology and financial areas.

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company, since December 2004. Mr. Shworan has served as a director of our company since November 2000. Mr. Shworan served as our President and Chief Executive Officer from November 2002 to December 2004. Mr. Shworan is a veteran of online marketing and Internet business. Mr. Shworan is the founder of Bravenet Web Services, Inc., a webmaster tools and services site for over 6 million web developers, and has served as the Chief Executive Officer of Bravenet since September 1997. Mr. Shworan is the founder of several Internet companies, and has been a consultant to Internet companies for the past five years.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2004, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines; a Code of Business Conduct/Ethics, Code of Ethics from the CEO and Senior Financial Officers, and any amendments or waivers thereto; an Audit Committee Charter; and any other corporate governance materials contemplated by SEC or applicable regulations. We post on our website at www.quotemedia.com, these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

We also post on our website the charter of our Audit Committee; our Corporate Governance Guidelines; our Code of Business Conduct/Ethics and Code of Ethics for the CEO and Senior Financial Officers, any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2002, 2003, and 2004 earned by our Chief Executive Officer and one other officer who served as our Chief Executive Officer from November 2002 to December 2004. None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)(1)		Restricted Stock Awards ($)			Long Term Compensation Awards Securities Underlying Options(#)		All Other Compensation($)
R. Keith Guelpa President and CEO, Quotemedia, Inc., and Director (4)	2004 2003 2002	$60,000 60,000 36,458	(6)	$	— 63,488 —	(5)	— — 871,875	(6)	$	— — 30,000	(7)

David M. Shworan President and CEO, Quotemedia, Ltd., and Director (2)	2004 2003 2002	99,539 58,600 —	(3) (3) (3)		— —		— 5,000,000 20,000,000	(3) (3)		— — —

(1)	The executive officers listed also received certain perquisites, the value of which did not exceed 10% of his salary during any year presented.
(2)	Mr. Shworan served as our President and Chief Executive Officer from November 13, 2002 to December 30, 2004. Effective December 30, 2004, Mr. Shworan was named President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company.
(3)	Pursuant to his employment agreement, we started accruing salary payable to Mr. Shworan in June 2003. The salary accrued remains unpaid as of December 31, 2004. Mr. Shworan received no salary prior to June 2003. In connection with his 2002 employment agreement, we granted to Mr. Shworan as a signing bonus five-year warrants to purchase 4,000,000 shares of common stock, which were vested as of the date of grant, and warrants to purchase an additional 16,000,000 shares of common stock, which vest the earlier of our company achieving various monthly net revenue targets and common stock price targets, or November 12, 2007. In 2003, Mr. Shworan’s employment agreement was amended and he received an additional 2,000,000 warrants that vested as of the date of grant, and an additional 3,000,000 warrants to purchase shares of common stock, which vest the earlier of our company achieving various monthly net revenue targets and common stock price targets, or November 12, 2007. As of November 30, 2004, 12,000,000 of such warrants had vested pursuant to their terms. On December 30, 2004, after consideration of various factors and to reward Mr. Shworan’s overall performance, we elected to accelerate the vesting of the remaining 7,000,000 warrants, effective as of that date. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Mr. Guelpa served as our President and Chief Executive Officer from July 1999 until November 2002, and again was appointed President and Chief Executive Officer on December 2004. He served as our Chief Operating Officer from November 2002 until December 2004. During 2004, we repaid $46,200 of amounts due to Mr. Guelpa for loans made to the company in 2000 and 2001. See Item 12, “Certain Relationships and Related Transactions.”

(5)	Mr. Guelpa elected to take 798,688 shares of common stock in lieu of $63,488 of unpaid salary. The amount of shares was determined using the current market price of $0.08 per share as of March 10, 2003. The fair market value of the common shares was $375,383 based on a closing stock price of $0.47 at December 31, 2004.
(6)	During 2002, Mr. Guelpa agreed to receive a reduced salary of $36,458 in exchange for receiving warrants to purchase 871,875 shares of common stock at an average exercise price of $0.09.
(7)	In May 2000, we loaned Mr. Guelpa $80,000 to provide relocation assistance. During 2001, our Board of Directors approved forgiving $50,000 of the loan. During 2002, our Board of Directors approved forgiving the remaining $30,000 of loan and the accrued interest.

Option Grants

No options or warrants were granted to Mr. Shworan or Mr. Guelpa in 2004.

Option Values

The following table provides information respecting the options held by the officers listed as of December 31, 2004. The officers listed did not exercise options during fiscal 2004.

OPTIONS HELD AND VALUES AS OF DECEMBER 31, 2004

	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the Money Options At Fiscal Year-End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
R. Keith Guelpa	7,964,703	—	$2,758,970	$—
David M. Shworan	25,200,000	—	$11,844,000	$—

(1)	Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2004 of $0.47 per share.

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock was initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2004, 183,333 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 2,280,000 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2004, no shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 5,310,000 options outstanding under the 2003 plan.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by stockholders	7,590,000	$0.25	4,726,667

Equity Compensation Plans not approved by stockholders	40,210,812	$0.09	N/A

Total	47,800,812		4,726,667

Employment Agreements

We have a five-year employment agreement with Mr. Guelpa, our President and Chief Executive Officer. This agreement expired in July 2004, but was extended on a month to month basis until such time as it is replaced by a new agreement. The employment agreement was amended on November 13, 2002 and provides for the same terms but a base salary of $60,000 per year. The agreement provides for incentive-based compensation based upon our company achieving various profitability levels. In the event we record net income of $10.0 million, we will grant to Mr. Guelpa options to purchase 500,000 shares of our common stock, with an exercise price based on the fair market value of our common stock on the date of grant. If we terminate Mr. Guelpa’s employment without cause, we have agreed to pay Mr. Guelpa a lump sum payment of two years’ salary and all perquisites. If we terminate Mr. Guelpa following a merger, takeover, or any other event that changes more than 25% ownership of our company, we have agreed to pay Mr. Guelpa a lump sum payment of three years’ salary and all perquisites. A lump sum payment equal to one years’ salary and perquisites will be paid, in the event Mr. Guelpa terminates his employment following a transaction such as a merger, takeover or any other event that changes more than 25% ownership of our company.

We had an employment agreement with Mr. Shworan to serve as the President and Chief Executive Officer of QuoteMedia, Inc. This agreement expired November 15, 2004, but was extended on a month to month basis until such time as it is replaced by a new agreement. As of December 30, 2004, Mr. Shworan’s employment agreement with QuoteMedia, Inc. was assumed by QuoteMedia, Ltd. Upon his employment with QuoteMedia, Inc. during fiscal 2002, we granted to Mr. Shworan five-year warrants to purchase 4,000,000 shares of our common stock at an exercise price of $0.05 per share, vesting immediately. On May 8, 2003, we revised the original employment agreement with Mr. Shworan. Under the agreement, as amended, we agreed to accrue cash compensation to Mr. Shworan of $8,000 per month effective June 1, 2003. We will continue to accrue but not pay Mr. Shworan’s salary until such time that the Board of Directors determines that we have sufficient financial resources. In connection with this amendment, we granted to Mr. Shworan warrants to purchase 2,000,000 shares of our common stock at an exercise price of $.075 per share, vesting immediately. In addition, we granted to Mr. Shworan warrants to purchase an additional 19,000,000 warrants at exercise prices ranging from $0.05 to $0.075 per share, to vest pursuant to the Company achieving various monthly net revenue targets and common stock price targets. As of November 30, 2004, 12,000,000 of such warrants had vested pursuant to their terms. On December 30, 2004, after consideration of various factors and to reward Mr. Shworan’s overall performance, we elected to accelerate the vesting of the remaining 7,000,000 warrants, effective as of that date.

We offer our employees, including officers, medical benefits. Our executive officers and other key personnel are eligible to receive discretionary bonuses, and are eligible to receive stock options under our stock option plans.

Director Compensation and Other Information

Non independent directors do not receive cash compensation for service on our board of directors. The Chairman of the Board receives a monthly retainer of $4,500 which commenced November 15, 2004. The Chairman also receives an annual award of stock options determined by the board of directors. All directors receive a grant of options to purchase shares of common stock upon joining our board of directors, which are vested on the date of grant. From time to time, we grant to our directors options to purchase additional shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of February 18, 2005 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name and Address of Beneficial Owner(1)	Number of Shares (2)		Percent
Directors and Executive Officers
David M. Shworan	33,751,800	(3)	39.8%
R. Keith Guelpa	11,278,303	(4)	16.9%
Robert J. Thompson	1,684,000	(6)	2.8%
Keith J. Randall	991,792	(5)	1.7%
All executive officers and directors as a group (four persons)	47,705,895		50.0%

5% Stockholders
Duane Nelson	5,080,317	(7)	8.0%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 58,664,204 shares of common stock outstanding on February 18, 2005. The numbers and percentages shown include the shares of common stock actually owned as of February 18, 2005 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of February 18, 2005 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 1,011,800 shares of common stock owned by Mr. Shworan and 6,502,500 shares owned by Mr. Shworan’s wife. Also includes 37,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 25,200,000 shares of common stock and vested warrants for Bravenet Web Services, Inc. to acquire 1,000,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 1,313,600 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Also includes 7,964,703 shares of common stock issuable upon exercise of stock options and warrants held by Mr. Guelpa. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 25,000 shares of common stock and vested options and warrants to acquire 966,792 shares of common stock.
(6)	Represents vested options and warrants to acquire 1,684,000 shares of common stock.
(7)	Represents 60,000 shares of common stock and vested options and warrants to acquire 5,020,317 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest calculated at the rate of 10% per annum. It is anticipated that the loan will repaid in 12 equal monthly installments beginning in the third quarter of 2005. Dave Shworan, President and Chief Executive Officer of QuoteMedia, Ltd., is a control person of Bravenet. At December 31, 2004, the amount due to Bravenet with accrued interest is $267,161.

On December 30, 2004, we appointed R. Keith Guelpa as Principal Executive Officer and named him to serve as President and Chief Executive Officer. We appointed Dave Shworan as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company. Both Messrs. Guelpa and Shworan are directors of QuoteMedia, Inc.

On December 30, 2004 we accelerated the vesting of Mr. Shworan’s remaining 7,000,000 warrants. See Item 10. “Executive Compensation – Employment Agreements.”

As at December 31, 2004, we owed Mr. Shworan $170,290 related to unpaid salary for 2003 and 2004. We also owed Mr. Keith Guelpa, our Chief Operating Officer, $129,528 related to loans made to the company in 2000 and 2001. No interest is accrued on these amounts. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. During 2004, we repaid $46,200 of amounts due to Mr. Guelpa. No repayments were made during 2004 to Mr. Shworan.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.2	Employment Agreement between the Registrant and R. Keith Guelpa (1)

10.3	Employment Agreement between the Registrant and Keith Randall (1)

10.4	Employment Agreement between the Registrant and Duane Nelson (1)

10.5	Amended 1999 Equity Incentive Compensation Plan (3)

10.6	Employment Agreement between the Registrant and David M. Shworan (2)

10.7	Amended Employment Agreement between the Registrant and David M. Shworan (3)

10.8	2003 Equity Incentive Compensation Plan (2)

21	List of Subsidiaries

23.1	Consent of Hein & Associates LLP, Independent Auditors

23.2	Consent of Allan Hutchison, CPA, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2004 and 2003 by our principal accountants are as follows:

	2004		2003
Audit Fees	$29,940	(1)	$12,490
Audit-Related Fees	$—		$—
Tax Fees	$—		$—
All Other Fees	$—		$—

(1)	On December 30, 2004, we engaged Hein & Associates LLP as our new independent public accountants and dismissed Allan G. Hutchison, CPA as the principal independent accountant of our company. Audit fees billed in 2004 include $15,940 in audit fees paid to Allan G. Hutchison, CPA, and $14,000 in audit fees accrued for Hein & Associates LLP.

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

All of the services provided by Allan Hutchison, CPA and Hein & Associates LLP described above under the captions “Audit Fees,” and were approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005	QUOTEMEDIA, INC.

	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 30, 2005

/s/ David M. Shworan David M. Shworan	Director	March 30, 2005

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Quotemedia, Inc.

Fountain Hills, Arizona

We have audited the accompanying consolidated balance sheet of Quotemedia Inc. and subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

HEIN & ASSOCIATES LLP

Phoenix, Arizona

February 15, 2005

Allan G. Hutchison, CPA

Paradise Village Office Park

11811 North Tatum Blvd., #P-199

Phoenix, Arizona 85028-1616

Telephone: (602) 953-6996

Facsimile: (602) 953-6993

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Stockholders and Board of Directors

QUOTEMEDIA, INC.

We have audited the consolidated balance sheet of QUOTEMEDIA, INC. (a Nevada Corporation) as at December 31, 2003 (not presented herein) and the consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit report provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with generally accepted accounting principals accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phoenix, Arizona February 27, 2004	Allan G. Hutchison, CPA

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004
ASSETS

Current assets:
Cash	$131,265
Accounts receivable, net	89,215
Prepaid Expenses	8,590
Deposits	10,164

Total current assets	239,234

Equipment, net	41,783
Intangible assets	37,030

Total assets	$318,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$196,462
Deferred revenue	101,341
Current portion of amounts due to related parties	76,200

Total current liabilities	374,003

Other long-term liabilities	19,687
Long-term portion of amounts due to related parties	490,779

Commitments & Contingencies (Note 2,4,8)

Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued and outstanding	58,665
Additional paid-in capital	6,429,367
Accumulated deficit	(7,054,454)

Total stockholders’ deficit	(566,422)

Total liabilities and stockholders’ deficit	$318,047

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended DECEMBER 31, 2004	Year ended DECEMBER 31, 2003
OPERATING REVENUE

Licensing fees	$1,009,588	$281,449
Advertising	—	4,930

	1,009,588	286,379

OPERATING EXPENSES

Sales and marketing	55,440	55,742
General and administrative	478,154	458,073
Professional fees	47,750	36,529
Research and development	253,829	201,929
Financial data	412,279	234,181

	1,247,452	986,454

OPERATING LOSS	(237,864)	(700,075)

OTHER INCOME AND EXPENSES

Loss from remeasurement	(25,260)	(10,591)
Interest expense	(23,988)	(15,144)
Loss on disposal of equipment	(10,309)	—

	(59,557)	(25,735)

NET LOSS	$(297,421)	$(725,810)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	58,664,204	55,734,866

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount
Balance, December 31, 2002	48,968,104	$48,969	$5,708,075	$(6,031,223)	$(274,179)
Shares issued - for cash	6,852,500	6,852	477,148	—	484,000
Shares issued – for services	2,918,600	2,919	256,819	—	259,738
Shares cancelled	(75,000)	(75)	(12,675)	—	(12,750)
Net loss	—	—	—	(725,810)	(725,810)

Balance, December 31, 2003	58,664,204	$58,665	$6,429,367	$(6,757,033)	$(269,001)

Net loss	—	—	—	(297,421)	(297,421)

Balance, December 31, 2004	58,664,204	$58,665	$6,429,367	$(7,054,454)	$(566,422)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended DECEMBER 31, 2004	Year ended DECEMBER 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(297,421)	$(725,810)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	15,267	16,470
Loss on disposal of equipment	10,309	—
Issuance of capital stock for services	—	246,988
Bad debt expense	35,368	7,758
Changes in assets and liabilities:
Accounts receivable	(96,495)	(23,161)
Prepaid expenses	(8,590)	—
Deposits	8,636	(2,854)
Accounts payable, accrued and other liabilities	252,025	(69,424)
Deferred revenue	61,308	38,673

Net cash used in operating activities	(19,593)	(511,360)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposal of equipment	3,133	—
Purchase of equipment and intangible assets	(59,187)	(19,806)

Net cash used in investing activities	(56,054)	(19,806)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts due to related parties	(54,257)	—
Loans from related parties	250,000	—
Repayment of note payable	(131,865)	—
Issuance of capital stock for cash, net	—	484,000

Net cash provided by financing activities	63,878	484,000

Net decrease in cash	(11,769)	(47,166)

Cash, beginning of period	143,034	190,200

Cash, end of period	$131,265	$143,034

See supplementary information (note 9)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.	SIGNIFICANT ACCOUNTING POLICIES

a) Nature of operations

We are a software developer and distributor of financial market data and related services to a global marketplace. We specialize in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop and license software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate Intranets.

b) Basis of Consolidation

The consolidated financial statements include the operations of Quotemedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. All intercompany transactions and balances have been eliminated.

c) Foreign Currency Translation and Transactions

The U.S. dollar is the functional currency of all our company’s operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Cash and cash equivalents

Cash equivalents include money market investments that are redeemable on demand. We maintain our accounts primarily at one financial institution. At times throughout the year, our cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

e) Allowances for doubtful accounts

When management determines that an allowance is necessary, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts is $8,000 as at December 31, 2004.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

f) Equipment

Cost of computer and office equipment	$78,679
Accumulated Depreciation	(36,896)

Net	$41,783

Equipment is recorded at cost less accumulated depreciation. Depreciation is calculated on a declining-balance basis at a rate of 30%. In the years of acquisition and disposal, depreciation is calculated at one-half the normal rate. Management believes that this method approximates the equipment’s useful lives of approximately 5 years. Depreciation expense totaled $15,267 and $16,470 for the years ended December 31, 2004 and 2003 respectively.

g) Loss per share

Financial Accounting Standards No. 128 “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2004 and 2003, all common stock equivalents were anti-dilutive.

h) Stock based compensation

We have elected to account for employee stock options using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as allowed under FAS No. 123. The following pro forma disclosures are provided as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

As we grant all stock options with an exercise price equal to the market value of the underlying common shares on the date of the grant, no compensation expense has been recognized under APB 25. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for our employee stock option plan been determined by this method, our net loss and loss per share would have been as follows:

	2004	2003
Net income:
As reported	$(297,421)	$(725,810)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(463,745)	(721,761)

Pro forma	$(761,166)	$(1,447,571)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.03)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	—	—
Expected stock price volatility	85%	121%
Risk-free interest rate	4%	4%
Expected life of options	4 years	1 year
Weighted average fair value of options granted	$0.22	$0.03

i) Income taxes

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. No income taxes were paid in 2004.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

j) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Actual results may vary from the estimates.

k) Research and development

We expense research and development costs as they are incurred. To date we have had no significant software development costs that would be required to be capitalized pursuant to Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”.

l) Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. We account for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. We consider the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.

m) Financial instruments

Financial instruments consist principally of cash, accounts receivables, accounts payable and notes payable. We believe that that the fair value of its financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

n) New accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 with supplemental disclosure in the notes to financial statements as previously allowed under FAS 123. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact that FAS 123R will have on its financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

o) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

2.	LIQUIDITY

The Company has incurred losses from operations since our inception in 1999 resulting in an accumulated deficit of $7,054,454. We also have a working capital deficit of $134,769 as at December 31, 2004. As a result, there are concerns about the liquidity of our company at December 31, 2004. The following discussion addresses those concerns.

In 2005 the Company is generating positive cash flow from operations. We believe this will continue through fiscal 2005, as our revenue is recurring in nature based on contracts with our clients which have one to three year terms. Current sales under contract total approximately $1,500,000 for 2005.

Our current liabilities include $76,600 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $101,341 is also included in our current liabilities. The expected costs necessary to realize the deferred revenue in 2005 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. However, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2005, and enable us to continue as a going concern

3.	NOTE PAYABLE

In May 2004, we made a payment of $131,865 to retire in full an unsecured note payable. No other amounts remain outstanding except those to related parties as discussed in Note 4.

4.	RELATED PARTIES

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest at 10% per annum. It is anticipated that the loan will repaid in 12 equal monthly installments beginning in the first quarter of 2006. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2004, the amount due to Bravenet including accrued unpaid interest is $267,161.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

At December 31, 2004, we owed a total of $299,818 to officers of the Company for amounts advanced to the company and for accrued unpaid salary. No interest is required to be accrued on these amounts.

5.	INCOME TAXES

We account for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach for computing deferred income taxes.

A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2004 is as follows:

	2004	2003
Tax provision at the statutory rate of 34%	$(80,278)	$(233,627)
State income taxes, net of federal income tax	(7,215)	(20,998)
Increase in subscriptions received in advance	(22,718)	(14,331)
Increase in valuation allowance	110,211	268,956

Income tax expense (benefit)	$—	$—

As of December 31, 2004, we had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $6,500,000 which expire in varying amounts to the year 2024.

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is not considered more likely than not.

The components of our deferred tax asset at December 31, 2004 were as follows:

Net operating loss carryforward	$2,481,696
Subscriptions received in advance	37,553

Total gross deferred tax asset	2,519,249
Less valuation allowance	2,519,249

Net deferred tax asset	$—

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

6.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares. As at December 31, 2004 no preferred shares have been issued.

b) Cancelled shares of common stock

During 2003, we cancelled 75,000 shares of our common stock that resulted in the reversal of $12,750 in business development expenses previously recognized. The shares were cancelled due to non-performance under terms of the agreement which provided for their issuance.

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2004, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of five years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

The following table sets forth certain stock option and warrant information:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2002	39,666,812	$0.10

Granted under company stock option plan	900,000	$0.05
Warrants granted	5,625,000	$0.06
Exercised	(50,000)	$0.17
Expired	(600,000)	$0.18
Cancelled	(1,800,000)	$0.17

Outstanding at December 31, 2003	43,741,812	$0.09

Granted under company stock option plan	2,625,000	$0.40
Warrants granted	1,584,000	$0.40
Expired	(150,000)	$1.06

Outstanding at December 31, 2004	47,800,812	$0.12

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at Dec. 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2004	Weighted Average Exercise Price
$0.05-0.10	32,086,026	2.78	$0.06	32,086,026	$0.06
$0.11-0.30	11,455,786	1.75	$0.18	11,455,786	$0.18
$0.31-0.50	4,259,000	5.49	$0.40	2,239,000	$0.40

As at December 31, 2004 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations.

In 2003, we granted our President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, warrants to purchase 19,000,000 warrants at exercise prices ranging from $0.05 to $0.075 per share. The warrants vested the earliest of our company achieving various monthly net revenue and common stock price targets, and November 12, 2007. As of December 30, 2004, 12,000,000 of such warrants had vested pursuant to achieving the performance targets. After consideration of various factors and to reward overall performance, we elected to accelerate the vesting of the remaining 7,000,000 warrants, effective as of that date.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

7.	LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been outstanding during the period. Due to the net loss incurred in each of the periods presented, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share and potentially dilutive securities:

	2004	2003
Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	58,664,204	55,734,866

	2004	2003
Stock Options	9,124,000	3,565,000
Warrants	38,626,812	38,626,812

Total potentially dilutive shares	47,750,812	42,191,812

Stock options and warrants excluded from the calculation of dilutive loss per share because the exercise price was greater than the average market price of the common shares	50,000	1,550,000

8.	COMMITMENTS

We have office leases commitments which expire in 2005 totaling $31,695.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

9.	SUPPLEMENTARY INFORMATION

	2004	2003
Cash flow information:
Cash paid for Interest	$36,621	$708
Cash received for Interest	—	97
Cash paid for taxes	—	—