Form 10QSB
period 2005-03-31
QUOTEMEDIA  INC
filed 2005-05-11
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 10, 2005, the Registrant had 58,664,204 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

MARCH 31, 2005
ASSETS
Current assets:
Cash	$134,029
Accounts receivable, net	111,972
Prepaid Expenses	8,633
Deposits	10,246

Total current assets	264,880
Equipment, net	47,030
Intangible assets	37,030

Total assets	$348,940

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$180,276
Deferred revenue	115,030
Current portion of amounts due to related parties	114,674

Total current liabilities	409,980

Other long-term liabilities	16,365
Long-term portion of amounts due to related parties	558,817
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,664,204 shares issued and outstanding	58,665
Additional paid-in capital	6,429,367
Accumulated deficit	(7,124,254)

Total stockholders’ deficit	(636,222)
Total liabilities and stockholders’ deficit	$348,940

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended MARCH 31, 2005	Three months ended MARCH 31, 2004
OPERATING REVENUE
Licensing fees	$443,423	$171,028

OPERATING EXPENSES
Sales and marketing	97,204	4,479
General and administrative	198,680	108,228
Professional fees	9,402	10,562
Research and development	87,981	48,898
Financial data	111,772	90,135

	505,039	262,302

OPERATING LOSS	(61,616)	(91,274)
OTHER INCOME AND EXPENSES
Foreign exchange adjustment	(521)	(1,110)
Interest expense	(7,663)	(3,395)

	(8,184)	(4,505)

NET LOSS	$(69,800)	$(95,779)

LOSS PER SHARE
Basic and diluted loss per share	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	58,664,204	58,664,204

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended MARCH 31, 2005	Three months ended MARCH 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,800)	$(95,779)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	2,080	3,934
Bad debt expense	6,929	2,200
Changes in assets and liabilities:
Accounts receivable	(29,686)	(19,944)
Prepaid expenses	(43)	—
Deposits	(82)	2,931
Accounts payable, accrued and other liabilities	128,554	31,995
Deferred revenue	13,689	(9,434)

Net cash provided by (used in) operating activities	51,641	(84,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and intangible assets	(7,327)	(8,235)

Net cash used in investing activities	(7,327)	(8,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to related parties	(41,550)	(9,200)

Net cash used in financing activities	(41,550)	(9,200)

Net increase (decrease) in cash	2,764	(101,532)
Cash, beginning of period	131,265	143,034

Cash, end of period	$134,029	$41,502

See supplementary information (note 5)

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2004 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated March 30, 2005.

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the operations of Quotemedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. All intercompany transactions and balances have been eliminated.

b)	Equipment

Cost of computer and office equipment	$86,007
Accumulated Depreciation	(38,977)

Net	$47,030

Equipment is recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over 5 years. Depreciation expense totaled $2,080 and $3,934 for the three months ended March 31, 2005 and 2004 respectively.

In 2005, we changed from the declining balance to the straight-line method of depreciation for equipment. The change was made because management believes that the straight-line method more closely approximates the equipments’ useful lives than does the declining balance method. The effect of the change to prior periods was included in depreciation expense in the current period as the effect was insignificant and had no effect on Earnings per Share.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c)	Stock based compensation

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

	2005	2004
Three months ended March 31,
Net income:
As reported	$(69,800)	$(95,779)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(28,769)	(44,143)

Pro forma	(98,569)	$(139,922)

Basic and diluted loss per share:
As reported	$—	$—
Pro forma	$—	$—

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Three months ended March 31,
Expected dividend yield	—	—
Expected stock price volatility	100%	132%
Risk-free interest rate	4%	4%
Expected life of options	6.25 years	1 year
Weighted average fair value of options granted	$0.32	$0.18

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d)	Recent accounting pronouncements

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

e)	Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net loss.

3.	RELATED PARTY TRANSACTIONS

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest at 10% per annum. It is anticipated that the loan will be repaid in 12 equal monthly installments beginning in the first quarter of 2006. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At March 31, 2005, the loan balance due to Bravenet including accrued interest is $273,896.

In the first quarter of 2005 we entered into an agreement with Bravenet to provide sales support. During the three months ended March 31, 2005, $85,671 in sales expenses payable to Bravenet was accrued. Payment of amounts due to Bravenet for sales services are expected to commence in the second quarter of 2006. Interest is accrued at the prime bank rate minus 1%. At March 31, 2005, the balance due to Bravenet for sales fees including accrued interest is $86,584.

At March 31, 2004, we owed a total of $256,547 to officers of the Company for amounts advanced to the company and for accrued unpaid salary. No interest is required to be accrued on these amounts. An additional $56,464 of unpaid salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMETS

(Unaudited)

4.	STOCK BASED COMPENSATION

The following table sets forth certain stock option and warrant information:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2003	43,741,812	$0.09
Granted under company stock option plan	2,625,000	$0.40
Warrants granted	1,584,000	$0.40
Expired	(150,000)	$1.06
Outstanding at December 31, 2004	47,800,812	$0.12

Granted under company stock option plan	50,000	$0.39

Outstanding at March 31, 2005	47,850,812	$0.12

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2005	Weighted Average Exercise Price
$0.05-0.10	32,086,026	2.53	$0.06	32,086,026	$0.06
$0.11-0.30	11,455,786	1.50	$0.18	11,455,786	$0.18
$0.31-0.50	4,309,000	8.18	$0.40	2,368,375	$0.40

As at March 31, 2005 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	SUPPLEMENTARY CASH FLOW INFORMATION

	2005	2004
Three months ended March 31,
Cash paid for Interest	$390	$—
Cash received for Interest	—	—
Cash paid for taxes	—	—

ITEM 2.	Management’s Discussion and Analysis

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

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

We generate recurring revenue from each product line by licensing products to financial institutions and websites. Contracts to license Quotestream to our corporate clients typically have a term of 2 to 3 years and are automatically renewed unless notice is given within 90 days. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Financial Data Products and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of 1 to 2 years and are automatically renewed unless notice is given within 90 days

Results of Operations

Revenue

Licensing revenue for the three month period ended March 31, 2005 was $443,423 compared to $171,028 for the three month period ended March 31, 2004, representing an increase of 153%. The majority of the revenue growth was from increased sales of our Financial Data Products. We expanded our line of Corporate Financial Data Products and Market Data Feeds which helped to contribute to the revenue increase from the comparable period. The number of Quotestream subscribers and the average subscription revenue per user were higher than the comparable period, also contributing to the increase in revenue.

Operating Expenses

Financial Data Fees

Financial data fees consist primarily of fees paid to our strategic partners for providing financial content such as news, stock quotes, charts, company background data, and general information. Financial data fees for the three month period ended March 31, 2005 were $111,772 compared with $90,135 for the three month period ending March 31, 2004. The increase is primarily due to the cost of the additional financial content provided with our products compared to the prior period. The increase is also due to increased variable content usage charges resulting from the growth in the number of corporate clients from the comparable period.

Professional fees

Professional fees consist primarily of legal and accounting fees. Professional fees for the three month period ended March 31, 2005 were $9,402 compared with $10,562 for the three month period ending March 31, 2004.

Research and Development

Research and development expenses consist primarily of costs associated with the design, programming, and testing of our software applications. Research and development expenses for the three month period ended March 31, 2005 were $87,981 compared with $48,898 for the three month period ended March 31, 2004. The increase is due to the cost of hiring of additional development staff.

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and printing expenses. Sales and marketing expenses for the three month period ended March 31, 2005 were $97,204 compared to $4,479 for the three month period ended March 31, 2004. The increase is due to the costs associated with initiating the service of a contracted sales agency in January 2005.

General and Administrative

General and administrative expenses consist primarily of salaries, rent, computer equipment leases, computer maintenance, and storage expenses. Office expenses for the three month period ended March 31, 2005 were $198,680 compared to $108,228 for the three month period ended March 31, 2004. The increase is primarily due to increased salary and director fee expenses, as well as increased insurance expenses.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended March 31, 2005 of $69,800 or approximately $(0.00) per share compared to a loss of $95,779 and $(0.00) per share for the three months ended March 31, 2004.

Liquidity and Capital Resources

Our cash totaled $134,029 at March 31, 2005, as compared with $131,265 at December 31, 2004, an increase of $2,764. Net cash of $51,641 was provided by operations for the three months ended March 31, 2005, primarily resulting from an increase in accounts payable and other liabilities, offset by our net loss for the period and an increase in accounts receivable. Net cash used in investing activities for the three months ended March 31, 2005 was $7,327 resulting from the purchase of equipment. Net cash used financing activities for the three months ended March 31, 2005 was $41,550 resulting from the repayment of amounts due to related parties.

We are currently generating positive cash flow from operations. We believe this will continue for the next 12 months, as our revenue is recurring in nature based on client contracts which have one to three year terms.

Our current liabilities include $114,674 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $115,030 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for the next 12 months. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

ITEM 5.	OTHER INFORMATION – NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: May 10, 2005

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)