Form 10QSB
period 2005-06-30
QUOTEMEDIA  INC
filed 2005-08-15
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 15, 2005, the Registrant had 60,670,871 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2005
ASSETS

Current assets:
Cash	$259,736
Accounts receivable, net	111,627
Prepaid Expenses	18,555
Deposits	10,637

Total current assets	400,555
Property and equipment, net	60,977
Intangible assets	37,030

Total assets	$498,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$206,188
Deferred revenue	154,391
Current portion of amounts due to related parties	170,400

Total current liabilities	530,979

Other long-term liabilities	13,092
Long-term portion of amounts due to related parties	652,136
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,670,871 shares issued and outstanding	60,672
Additional paid-in capital	6,427,360
Accumulated deficit	(7,185,677)

Total stockholders’ deficit	(697,645)
Total liabilities and stockholders’ deficit	$498,562

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
OPERATING REVENUE
Licensing revenue	$554,605	$207,939	$998,028	$378,967
Cost of revenue	179,765	134,327	310,208	241,003

Gross Profit	374,840	73,612	687,820	137,964

OPERATING EXPENSES
Sales and marketing	108,808	14,761	206,012	19,240
General and administrative	206,338	97,606	395,749	199,855
Software development	108,776	56,294	196,757	105,192

	423,922	168,661	798,518	324,287

OPERATING LOSS	(49,082)	(95,049)	(110,698)	(186,323)
OTHER INCOME AND EXPENSES
Foreign exchange gain (loss)	(59)	1,299	(580)	189
Interest expense	(9,695)	(2,658)	(17,358)	(6,053)
Loss on disposal of equipment	(2,587)	(10,309)	(2,587)	(10,309)

	(12,341)	(11,668)	(20,525)	(16,173)

NET LOSS	(61,423)	(106,717)	(131,223)	(202,496)

LOSS PER SHARE
Basic and diluted loss per share	$—	$—	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	59,744,717	58,664,204	59,207,445	58,664,204

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,223)	$(202,496)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	6,786	10,583
Loss on disposal of equipment	2,587	10,309
Bad debt expense	13,087	8,600
Changes in assets and liabilities:
Accounts receivable	(35,499)	(43,341)
Prepaid expenses	(9,965)	(8,105)
Deposits	(473)	2,455
Accounts payable and amounts due to related parties	307,938	143,918
Deferred revenue	53,050	(672)

Net cash provided by (used in) operating activities	206,288	(78,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	—	3,133
Purchase of equipment and intangible assets	(28,567)	(44,419)

Net cash used in investing activities	(28,567)	(41,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from related parties	(49,250)	(31,157)
Loans from related parties	—	250,000
Repayment of note payable	—	(131,865)

Net cash used in financing activities	(49,250)	86,978

Net increase (decrease) in cash	128,471	(33,057)
Cash, beginning of period	131,265	143,034

Cash, end of period	$259,736	$109,977

See supplementary information (note 5)

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

b)	Property and Equipment

As at June 30, 2005,	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$80,627	$32,111	$48,516
Office Furniture and equipment	17,294	10,686	6,608
Leasehold improvements	6,020	167	5,853

	$103,941	$42,964	$60,977

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation expense totaled $4,706 and $6,649 for the three months ended June 30, 2005 and 2004 respectively. Depreciation expense totaled $6,786 and $10,583 for the six months ended June 30, 2005 and 2004 respectively.

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

	Three month ended June 30,		Six month ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(61,423)	$(106,717)	$(131,223)	$(202,496)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(28,769)	(20,116)	(57,538)	(64,260)

Pro forma	(90,192)	(126,833)	(188,761)	(266,756)
Basic and diluted loss per share:
As reported	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Pro forma	(0.00)	(0.00)	(0.00)	(0.00)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Expected dividend yield	n/a	n/a	—	—
Expected stock price volatility	n/a	n/a	100%	132%
Risk-free interest rate	n/a	n/a	4%	4%
Expected life of options	n/a	n/a	6.25 years	1 year
Weighted average fair value of options granted	n/a	n/a	$0.32	$0.18

d)	Recent accounting pronouncements

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

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest at 10% per annum. It is anticipated that the loan will be repaid in 12 equal monthly installments beginning in the first quarter of 2006. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At June 30, 2005, the loan balance due to Bravenet including accrued interest is $280,800.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of 2005 we entered into an agreement with Bravenet to provide sales support. For the three and six months ended June 30, 2005, $93,380 and $179,051 in sales expenses payable to Bravenet were accrued respectively. Payment of amounts due to Bravenet for sales services are expected to commence in the second quarter of 2006. Interest is accrued at the prime bank rate minus 1%. At June 30, 2005, the balance due to Bravenet for sales fees including accrued interest is $180,807.

At June 30, 2005, we owed a total of $247,283 to officers of the Company for amounts advanced to the company and for accrued unpaid salary. No interest is required to be accrued on these amounts. An additional $113,645 of unpaid salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

4.	STOCKHOLDERS’ DEFICIT

a)	Common stock

In May 2005, we issued 2,580,000 shares of common stock to an officer of the Company pursuant to the exercise of warrants at $0.10. The officer surrendered 573,333 shares of previously held mature shares of our common stock to pay the $258,000 exercise price. The surrendered common stock was valued at $0.45 per share which was the closing price of our common stock on the date of the transaction. The surrendered common stock was subsequently cancelled.

b)	Stock based compensation

The following table sets forth certain stock option and warrant information:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2003	43,741,812	$0.09
Granted under company stock option plan	2,625,000	$0.40
Warrants granted	1,584,000	$0.40
Expired	(150,000)	$1.06

Outstanding at December 31, 2004	47,800,812	$0.12

Granted under company stock option plan	50,000	$0.39
Warrants exercised	(2,580,000)	$0.10

Outstanding at June 30, 2005	45,270,812	$0.12

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at June.30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2005	Weighted Average Exercise Price
$0.05-0.10	29,506,026	2.47	$0.05	29,506,026	$0.05
$0.11-0.30	11,455,786	1.25	$0.18	11,455,786	$0.18
$0.31-0.50	4,309,000	7.93	$0.40	2,497,750	$0.40

As at June 30, 2005 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations. Due to the net loss incurred by our Company, all of the above options and warrants have been excluded from our earnings per share calculation as their effect would be anti-dilutive.

5.	SUPPLEMENTARY CASH FLOW INFORMATION

Six months ended June 30,	2005	2004
Cash paid for Interest	$827	$—
Cash received for Interest	—	—
Cash paid for taxes	—	—
Exercise of stock options with mature shares of common stock	258,000	—

ITEM 2.	Management’s Discussion and Analysis

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

Results of Operations – Three and six month periods ended June 30, 2005 and June 30, 2004

Revenue Summary

	2005	2004	Change ($)	Change (%)
For the three months ended June 30,
Licensing revenue	$554,605	$207,939	$346,666	167%

For the six months ended June 30,
Licensing revenue	$998,028	$378,967	$619,061	163%

Licensing revenue has increased 167% and 163% when comparing the three and six month periods respectively ended June 30, 2005 and 2004. The majority of the revenue growth was from increased sales of our Financial Data Products. We continued to expand our line of Corporate Financial Data Products and Market Data Feeds which helped to contribute to the revenue increase from the comparable period. The number of Quotestream subscribers and the average subscription revenue per user were higher than the comparable period, also contributing to the increase in revenue.

Cost of Revenue and Gross Profit Summary

	2005	2004	Change ($)	Change (%)
For the three months ended June 30,
Cost of revenue	$179,765	$134,327	$45,438	34%
Gross profit	$374,840	$73,612	$301,228	409%
Gross margin %	68%	35%

For the six months ended June 30,
Cost of revenue	$310,208	$241,003	$69,205	29%
Gross profit	$687,820	$137,964	$549,856	399%
Gross margin %	69%	36%

Our cost of revenue consists of stock exchange fees, data feeds and bandwidth charges. Cost of revenue increased 34% and 29% when comparing the three and six month periods ended June 30, 2005 and 2004 respectively. The increase is primarily due to the cost of the additional data feeds required for new products and features offered in 2005. The increase is also due to variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. Overall, the increases in cost of revenue have been small compared to our sales growth, as evidenced by our gross margin percentage which has increased from 35% and 36% in the three and six month periods ended June 30, 2004 to 68% and 69% for the three and six months periods ended June 30, 2005 respectively.

Operating Expenses Summary

	2005	2004	Change ($)	Change (%)
For the three months ended June 30,
Total operating expenses	$423,922	$168,661	$255,261	151%
Breakdown:
Sales and marketing	108,808	14,761	94,047	637%
General and administrative	206,338	97,606	108,732	111%
Software development	108,776	56,294	52,482	93%

For the six months ended June 30,
Total operating expenses	$798,518	$324,287	$474,231	146%
Breakdown:
Sales and marketing	206,012	19,240	186,772	971%
General and administrative	395,749	199,855	195,894	98%
Software development	196,757	105,192	91,565	87%

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and printing expenses. Sales and marketing expenses increased $94,047 and $186,772 for the three and six month periods respectively ended June 30, 2005 when compared with the same periods in fiscal 2004. The increase is due to the costs associated with initiating the service of a contracted sales agency in January 2005.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $108,732 and $195,894 for the three and six month periods respectively ended June 30, 2005 when compared with the same periods in fiscal 2004. The increase is primarily due to increased salary and director fee expenses, as well as increased insurance expenses resulting from added liability insurance coverage in 2005.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses increased $52,482 and $91,565 for the three and six month periods respectively ended June 30, 2005 when compared with the same periods in fiscal 2004. The increase is due to the cost of hiring of additional software development personnel.

Other Income and (Expense) Summary

	2005	2004
For the three months ended June 30,
Total operating expenses	$(12,341)	$(11,668)
Breakdown:
Foreign exchange gain (loss)	(59)	1,299
Interest expense	(9,695)	(2,658)
Loss on disposal of equipment	(2,587)	(10,309)

For the six months ended June 30,
Total operating expenses	$(20,525)	$(16,173)
Breakdown:
Foreign exchange gain (loss)	(580)	189
Interest expense	(17,358)	(6,053)
Loss on disposal of equipment	(2,587)	(10,309)

Foreign Exchange Adjustment

Exchange gains and losses arise from the remeasurement of Canadian dollar monetary assets and liabilities into U.S. dollars.

Interest expense

Interest is accrued on certain amounts owed to related parties. Interest is accrued at rates ranging from 10% per annum to the prime bank rate minus 1%.

Loss on Disposal of Equipment

In June 2005, Quotemedia, Ltd., our wholly owned subsidiary, moved into larger office premises. As a result of this move, we wrote off $2,587 which represented the net book value of the leasehold improvements associated with the previous office premises. In June 2004, we sold obsolete computer equipment for proceeds of $3,133. The equipment had a net book value of $13,442 resulting in a loss on disposal of $10,309.

Loss for the period

As a result of the foregoing, we incurred a loss for the three months ended June 30, 2005 of $61,423 or approximately $(0.00) per share compared to a loss of $106,717 and $(0.00) per share for the three months ended June 30, 2004. We incurred a loss for the six months ended June 30, 2005 of $131,223 or approximately $(0.00) per share compared to a loss of $202,496 and $(0.00) per share for the six months ended June 30, 2004.

Liquidity and Capital Resources

Our cash totaled $259,736 at June 30, 2005, as compared with $131,265 at December 31, 2004, an increase of $128,471. Net cash of $206,288 was provided by operations for the six months ended June 30, 2005, primarily resulting from an increase in accounts payable and other liabilities and deferred revenue, offset by our net loss for the period and an increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2005 was $28,567 resulting from the purchase of new property and equipment. Net cash used financing activities for the six months ended June 30, 2005 was $49,250 resulting from the repayment of amounts due to related parties.

We are currently generating positive cash flow from operations. We believe this will continue for the next 12 months, as our revenue is recurring in nature based on client contracts which have one to three year terms.

Our current liabilities include $170,400 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $154,391 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2005

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)