Form 10QSB
period 2005-09-30
QUOTEMEDIA  INC
filed 2005-11-09
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number: 0-28599

QUOTEMEDIA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

91-2008633

(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ

(Address of principal executive offices)

85268

(Zip Code)

(480) 905-7311

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

On October 28, 2005, the Registrant had 61,089,172 shares of common stock outstanding.

QUOTEMEDIA , INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2005
ASSETS
Current assets:
Cash	$533,087
Accounts receivable, net	212,503
Prepaid Expenses	19,406
Deposits	40,266

Total current assets	805,262
Property and equipment, net	56,647
Intangible assets	37,242

Total assets	$899,151

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$165,303
Deferred revenue	174,699
Current portion of amounts due to related parties	30,000

Total current liabilities	370,002

Other long-term liabilities	9,819
Long-term portion of amounts due to related parties	1,203,495
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 61,089,172 shares issued and outstanding	61,090
Additional paid-in capital	6,437,442
Accumulated deficit	(7,182,697)

Total stockholders’ deficit	(684,165)
Total liabilities and stockholders’ deficit	$899,151

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
OPERATING REVENUE

Licensing revenue	$667,148	$267,315	$1,665,176	$646,282
Cost of revenue	184,024	109,093	494,232	350,096

Gross Profit	483,124	158,222	1,170,944	296,186

OPERATING EXPENSES

Sales and marketing	119,354	19,637	325,366	38,877
General and administrative	213,062	103,474	608,811	303,329
Software development	136,085	70,535	332,842	175,727

	468,501	193,646	1,267,019	517,933

OPERATING INCOME (LOSS)	14,623	(35,424)	(96,075)	(221,747)

OTHER INCOME AND EXPENSES

Foreign exchange gain (loss)	519	(9,870)	(61)	(9,681)
Interest expense	(12,162)	(10,944)	(29,520)	(16,997)
Loss on disposal of equipment	—	—	(2,587)	(10,309)

	(11,643)	(20,814)	(32,168)	(36,987)

NET INCOME (LOSS)	2,980	(56,238)	(128,243)	(258,734)

INCOME (LOSS) PER SHARE

Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	60,841,090	58,664,204	59,757,978	58,664,204
Diluted	94,216,794	58,664,204	59,757,978	58,664,204

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,243)	$(258,734)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	11,665	13,102
Loss on disposal of equipment	2,587	10,309
Bad debt expense	14,584	18,371
Stock based compensation expense	10,500	—
Changes in assets and liabilities:
Accounts receivable	(137,872)	(78,376)
Prepaid expenses	(10,816)	(5,634)
Deposits	(30,102)	4,480
Accounts payable and amounts due to related parties	432,239	189,599
Deferred revenue	73,358	80,956

Net cash provided by (used in) operating activities	237,900	(25,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	—	3,133
Purchase of equipment and intangible assets	(29,328)	(54,786)

Net cash used in investing activities	(29,328)	(51,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from related parties	(56,750)	(42,707)
Loans from related parties	250,000	250,000
Repayment of note payable	—	(131,865)

Net cash provided by financing activities	193,250	75,428

Net increase (decrease) in cash	401,822	(2,152)
Cash, beginning of period	131,265	143,034

Cash, end of period	$533,087	$140,882

See supplementary information (note 5)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

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

b) Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value
As at September 30, 2005,
Computer equipment	$81,064	$36,018	$45,046
Office Furniture and equipment	17,406	11,156	6,250
Leasehold improvements	6,020	669	5,351

	$104,490	$47,843	$56,647

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Depreciation expense totaled $4,879 and $2,519 for the three months ended September 30, 2005 and 2004 respectively. Depreciation expense totaled $11,665 and $13,102 for the nine months ended September 30, 2005 and 2004 respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$2,980	$(56,238)	$(128,243)	$(258,734)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(869,149)	(114,500)	(926,687)	(178,760)

Pro forma	(866,169)	(170,738)	(1,054,930)	(437,494)
Basic and diluted income (loss) per share:
As reported	$0.00	$(0.00)	$(0.00)	$(0.00)
Pro forma	(0.01)	(0.00)	(0.02)	(0.00)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options’ vesting period. We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Expected dividend yield	—	—	—	—
Expected stock price volatility	96%	68%	96%	132%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	5.1 years	1 year	5.1 years	1 year
Weighted average fair value of options granted	$0.34	$0.11	$0.34	$0.12

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

3.	RELATED PARTY TRANSACTIONS

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest at 10% per annum. In September 2005 we borrowed an additional $250,000 from Bravenet under the same terms and conditions. It is anticipated that the loan will be repaid in 12 equal monthly installments beginning in the first quarter of 2007. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At September 30, 2005, the loan balance due to Bravenet including accrued interest is $537,879.

In the first quarter of 2005 we entered into an agreement with Bravenet to provide customer promotion and lead generation services. For the three and nine months ended September 30, 2005, $100,400 and $279,451 in sales expenses payable to Bravenet were accrued respectively. Payment of amounts due to Bravenet are expected to commence in the first quarter of 2007. Interest is accrued at the prime bank rate minus 1%. At September 30, 2005, the balance due to Bravenet for service fees including accrued interest is $284,129.

At September 30, 2005, we owed a total of $239,783 to officers of the Company for amounts advanced to the company and for accrued unpaid salary. No interest is required to be accrued on these amounts. An additional $171,704 of unpaid salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

4.	STOCKHOLDERS’ DEFICIT

a) Common stock

On August 23, 2005, we issued 500,000 shares of common stock to an officer of the Company pursuant to the exercise of warrants at $0.10. The officer surrendered 111,111 shares of previously held mature shares of our common stock to pay the $50,000 exercise price. The surrendered common stock was valued at $0.45 per share which was the closing price of our common stock on the date of the transaction. The surrendered common stock was subsequently cancelled.

On August 31, 2005, we issued 29,412 shares of common stock to an employee of the Company pursuant to the exercise of stock options. The employee exercised a total of 50,000 stock options at an average exercise price of $0.21. The Company repurchased 20,588 shares of common stock to pay the exercise price of $10,500. The repurchased common stock was valued at $0.51 per share which was the closing price of our common stock on the date of the transaction. Stock based compensation expense of $10,500 was recognized as a result of this transaction.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

b) Stock based compensation

The following table sets forth certain stock option and warrant information:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2003	43,741,812	$0.09
Granted under company stock option plan	2,625,000	$0.40
Warrants granted	1,584,000	$0.40
Expired	(150,000)	$1.06

Outstanding at December 31, 2004	47,800,812	$0.12

Granted under company stock option plan	250,000	$0.39
Warrants granted	2,400,000	$0.47
Options exercised	(50,000)	$0.21
Warrants exercised	(3,080,000)	$0.10

Outstanding at September 30, 2005	47,320,812	$0.13

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2005	Weighted Average Exercise Price
$0.05-0.10	29,006,026	2.21	$0.05	29,006,026	$0.05
$0.11-0.30	11,405,786	1.01	$0.18	11,405,786	$0.18
$0.31-0.50	6,909,000	8.50	$0.42	5,027,125	$0.43

As at September 30, 2005 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

5.	SUPPLEMENTARY CASH FLOW INFORMATION

	2005	2004
Nine months ended September 30,
Cash paid for Interest	$1,165	$—
Cash received for Interest	—	—
Cash paid for taxes	—	—
Exercise of stock options with mature shares of common stock	308,000	—
Exercise of stock options via net exercise	10,500	—

ITEM 2.	Management’s Discussion and Analysis

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

Results of Operations – Three and nine month periods ended September 30, 2005 and September 30, 2004

Revenue Summary

	2005	2004	Change ($)	Change (%)
For the three months ended September 30,
Licensing revenue	$667,148	$267,315	$399,833	150%

For the nine months ended September 30,
Licensing revenue	$1,665,176	$646,282	$1,018,894	158%

Licensing revenue has increased 150% and 158% when comparing the three and nine month periods respectively ended September 30, 2005 and 2004. The majority of the revenue growth was from increased sales of our Financial Data Products. We continued to expand our line of Corporate Financial Data Products and Market Data Feeds which helped to contribute to the revenue increase from the comparable period. The number of Quotestream subscribers and the average subscription revenue per user were higher than the comparable period, also contributing to the increase in revenue.

Cost of Revenue and Gross Profit Summary

	2005	2004	Change ($)	Change (%)
For the three months ended September 30,
Cost of revenue	$184,024	$109,093	$74,931	69%
Gross profit	$483,124	$158,222	$324,902	205%
Gross margin %	72%	59%

For the nine months ended September 30,
Cost of revenue	$494,232	$350,096	$144,136	41%
Gross profit	$1,170,944	$296,186	$874,758	295%
Gross margin %	70%	46%

Our cost of revenue consists of stock exchange fees, data feeds and bandwidth charges. Cost of revenue increased 69% and 41% when comparing the three and nine month periods ended September 30, 2005 and 2004 respectively. The increase is primarily due to the cost of the additional data feeds required for new products and features offered in 2005. The increase is also due to variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. Overall, the cost of revenue has decreased as a percentage of sales, as evidenced by our gross margin percentage which has increased from 59% and 46% in the three and nine month periods ended September 30, 2004 to 72% and 70% for the three and nine months periods ended September 30, 2005 respectively.

Operating Expenses Summary

	2005	2004	Change ($)	Change (%)
For the three months ended September 30,
Total operating expenses	$468,501	$193,646	$274,855	142%
Breakdown:
Sales and marketing	119,354	19,637	99,717	508%
General and administrative	213,062	103,474	109,588	106%
Software development	136,085	70,535	65,550	93%
For the nine months ended September 30,
Total operating expenses	$1,267,019	$517,933	$749,086	145%
Breakdown:
Sales and marketing	325,366	38,877	286,489	737%
General and administrative	608,811	303,329	305,482	101%
Software development	332,842	175,727	157,115	89%

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and printing expenses. Sales and marketing expenses increased $99,717 and $286,489 for the three and nine month periods respectively ended September 30, 2005 when compared with the same periods in fiscal 2004. The increase is due to the costs associated with initiating the service of a contracted customer promotion and lead generation agency in January 2005. We anticipate that sales and marketing expense will increase in the future as additional promotion and lead generation services will be required to maintain our sales growth.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $109,588 and $305,482 for the three and nine month periods respectively ended September 30, 2005 when compared with the same periods in fiscal 2004. The increase is primarily due to increased salary and director fee expenses. The increase is also due to increased insurance expenses resulting from added liability insurance coverage in 2005 and increased office rent expense resulting from Quotemedia, Ltd., our wholly owned subsidiary, moving into larger office premises in June 2005. We anticipate that general and administrative expense will increase in the future due mainly to overall expansion. We also anticipate that general and administrative expense will increase in the future as the company moves toward becoming SOX 404 compliant.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses increased $65,550 and $157,115 for the three and nine month periods respectively ended September 30, 2005 when compared with the same periods in fiscal 2004. The increase is due to the cost of hiring of additional software development personnel. We anticipate that software development expenses will continue to increase in the future as additional new software developers will be required to maintain the growth of the Company.

Other Income and (Expense) Summary

	2005	2004
For the three months ended September 30,
Total operating expenses	$(11,643)	$(20,814)
Breakdown:
Foreign exchange gain (loss)	519	(9,870)
Interest expense	(12,162)	(10,944)

For the nine months ended September 30,
Total operating expenses	$(32,168)	$(36,987)
Breakdown:
Foreign exchange gain (loss)	(61)	(9,681)
Interest expense	(29,520)	(16,997)
Loss on disposal of equipment	(2,587)	(10,309)

Foreign Exchange Adjustment

Exchange gains and losses arise from the remeasurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest expense

Interest is accrued on certain amounts owed to related parties. Interest is accrued at rates ranging from 10% per annum to the prime bank rate minus 1%.

Loss on Disposal of Equipment

In June 2005, Quotemedia, Ltd., our wholly owned subsidiary, moved into larger office premises. As a result of this move, we expensed $2,587 which represented the net book value of the leasehold improvements associated with the previous office premises. In June 2004, we sold obsolete computer equipment for proceeds of $3,133. The equipment had a net book value of $13,442 resulting in a loss on disposal of $10,309.

Net income (loss) for the period

As a result of the foregoing, net income for the three months ended September 30, 2005 was $2,980 or approximately $0.00 per share compared to a loss of $56,238 and $(0.00) per share for the three months ended September 30, 2004. We incurred a loss for the nine months ended September 30, 2005 of $128,243 or approximately $(0.00) per share compared to a loss of $258,734 and $(0.00) per share for the nine months ended September 30, 2004. We have achieved quarterly profitability for the first time in the company’s history. We expect these trends to continue into the foreseeable future, as the company’s revenues continue to build based on the rapidly expanding market acceptance of our products.

Liquidity and Capital Resources

Our cash totaled $533,087 at September 30, 2005, as compared with $131,265 at December 31, 2004, an increase of $401,822. Net cash of $237,900 was provided by operations for the nine months ended September 30, 2005, primarily resulting from an increase in accounts payable and other liabilities and deferred revenue, offset by our net loss for the period and an increase in accounts receivable. Net cash used in investing activities for the nine months ended September 30, 2005 was $29,328 resulting from the purchase of new property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2005 was $193,250 resulting from additional loans from related parties, offset by the repayment of amounts due to related parties.

We are currently generating positive cash flow from operations. We believe this will continue for the next 12 months, as our revenue is recurring in nature based on client contracts which have one to three year terms.

Our current liabilities include $30,000 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $174,699 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2005

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)