Form 10KSB
period 2005-12-31
QUOTEMEDIA  INC
filed 2006-03-31
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenue for its most recent fiscal year: $2,466,151.

As of February 14, 2006, there were outstanding 61,275,626 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (47,891,254 shares) based on the closing price of the issuer’s common stock as reported on the NASD Over the Counter Bulletin Board, or OTCBB, on February 14, 2006, was $20,593,239. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2005

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Description of Business - Risk Factors.”

-i-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a financial software developer and a distributor of market data and research information to online brokerages, clearing firms, banks, media properties, public companies, and financial service corporations world wide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market related information provisioning requirements.

We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management, software systems, corporate Investor Relations provisioning, news services, wireless applications, and custom development.

We have created a scalable system that aggregates, manages, and streams information from the stock exchanges, and from other information and content feeds, across both the Web and dedicated telecommunication lines. This allows our clients to license comprehensive financial information applications and raw data feeds more efficiently and cost-effectively compared to the outdated infrastructures employed by most market data providers. Our array of data-delivery solutions are fast, lightweight, reliable, and easy to implement across all platforms. Our products are highly customizable which allows for quick, seamless client integration.

Our back-end systems are scalable, allowing for easy expansion as our client base grows; redundant, with auto fail-over systems to prevent outages and downtime; and technologically advanced, running state-of-the-art hardware and software systems for maximum speed and efficiency.

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

Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

• Online Brokerages	• Corporate Financial Intranets and Extranets

• Full Service Brokerage Firms	• Mutual Fund Companies

• Banks and other Financial Institutions	• Internet Service Providers

• Financial Web Sites	• News Providers

• Web Portals	• Media Companies

• Public Companies	• Publishers

• Investor Relations Firms	• Wealth Management Companies

Our financial data services provide a sensible solution to the high up-front cost of in-house developed software. We leverage our technical talent and innovative infrastructure across multiple client platforms, thus creating an economical, efficient and scalable system that can manage and deliver information application capabilities to an unlimited number of entities from data centers and content feeds across the worldwide web and over dedicated lines. Our data feeds have among the lowest latency of any available in the market and are developed and delivered using technology that is more current than that used by many major competitors in this market. Our marketing strategy is based on the following key competitive advantages:

Superior Products – Our goal has always been to create the best products on the market. We develop all of our products in-house and take pride in creating quality applications. Our products stand out for their superior design, user-friendliness, ease of implementation, customizability, reliability, data speed, accuracy and comprehensiveness. Additionally, we have the ability to custom develop or custom-fit products for our customers, assuring that unique requirements are accommodated.

Data Speed and Quality – Our connections to the world’s exchanges for equities and derivatives have most sources of latency removed. This allows us to deliver extremely fast, accurate, and reliable data.

Single Source Provider – Clients are eager to acquire premium market data feeds, financial applications, streaming solutions, news and research information from a single source provider. Rather than having to license applications, information and market data from multiple sources, our clients enjoy the benefits of dealing with a single comprehensive market data supplier.

Cutting Edge Data Delivery Technology - We use state-of-the-art hardware and software systems for maximum speed and efficiency. This provides us with a distinct advantage over our competitors, most of whom use outdated data delivery technologies based on legacy style data networks.

Effective Marketing – We have implemented a marketing strategy that focuses on multiple markets for our products and services, from individual non-professional end users to corporate and institutional clients and their customer bases. In furtherance of our marketing strategy, we have entered into agreements with Forbes Magazine and Equities Magazine which have resulted in the recent launch of extensive marketing and advertising campaigns, as well as online advertising on select websites.

Low Infrastructure Costs - Because of the unique technological advancements in data delivery developed by our company, our distribution model and the strategic partnerships that are in place, we have maintained very low corporate overhead. All of our development is completed in-house, resulting in significant cost efficiencies. This allows us to focus our resources on data management, data acquisition, customer satisfaction, and business development activities. Our low cost base of development and operation also allows us to maintain very competitive pricing.

Products

We offer a complete suite of financial software applications, market data and research information services, and streaming data feeds. All services are licensed on a monthly, quarterly, or annual basis.

Pre-Formatted Market Data Products

Pre-Formatted Market Data Products are customizable Java applications that clients can embed in their website to display financial data in a wide variety of formats. Clients may choose from our complete data solution packages or individual components to receive dynamic, timely financial information. Our financial data solutions offer businesses turnkey applications that will retain website traffic and increase overall customer activity while seamlessly integrating into their current layouts and offerings. Our Pre-Formatted Market Data Products include the following:

Quote Modules – allow users to enter information and look up various data points on equities, funds, rates, currencies and the markets. The data returned is compact, customizable, and incorporates comprehensive information, including charts, news, historical stock prices, market depth , SEC filings, insiders, financials, and other information.

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

Stock Tickers – Fully customizable vertical or horizontally scrolling tickers supply instant market information.

Stock Screeners – Allow users to filter stocks based on a wide variety of selection criteria, including sector/industry, share price, market cap, exchange, EPS, P/E ratio, etc.

News – Topic-based and equity-based lookup of news stories and commentary relating to the markets, individual companies, or specific areas of interest.

Watch Lists – Display current values and trends for a group of user-defined equities.

Market Statistics – Top gainers and losers on the day for a variety of exchanges. Detailed statistical analysis of most actively traded stocks.

Investor Relations – Information on current value, historical data, and news, related to individual public companies, generating a turnkey and self-updating investor relations solution for corporate websites.

Data Feeds

We have access to multiple direct connections to the world’s exchanges for equities and derivatives. We redistribute this data to clients over the internet or via dedicated telecommunication lines.

Streaming Data Feeds – Raw streaming real-time or delayed market data delivered over the Internet or via dedicated telecommunication lines.

XML Packaged Market Data Feeds – XML real-time or delayed market data feeds pre-formatted for client implementation. .XML (Extensible Markup Language) is a cross-platform, independent language for distributing data in a universal data format via the Internet.

Quotestream Desktop and Wireless

Quotestream is a proprietary, Internet delivered software application that provides a broad range of financial information and services, such as streaming stock quotes, NASDAQ Level 2 data (market depth), Toronto Stock Exchange & TSX Venture Exchange market depth, market indices, dynamic and interactive charts, options, news and research information in a small (under 150k) Java Applet that requires no downloads or user-resident software.

Quotestream has been designed specifically for syndication and private branding by brokerage, banking, and other corporate clients. Quotestream is available in both a desktop version as well as a companion wireless version. This allows users to access their portfolios and stock market data online or Over-The-Air through a wide variety of handheld devices. The following are some key features of the Quotestream companion products:

Comprehensive features – Quotestream is feature rich. It offers the user ten portfolios of up to 52 symbols per portfolio, as well as market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC Filings, research, analysts and opinions, earnings forecasts, news and stock tickers, intraday through twenty year historical charting, interactive charting, news, desktop pop-up alerts, audio alerts.

Compact application size – Most other financial applications are over 5Mb (5,000 Kb) whereas ours is much more compact. This is important for a number of reasons including the speed at which the application loads. Users are very impatient—if they have to wait more then 20 seconds they move on. This factor is vital for all users still on 56k modems.

The User interface – Unlike other streaming financial data applications that require the entire screen to display the pertinent data, Quotestream was designed to be delivered in a small foot print (678 X 430 pixels) and present the user with relevant content at a glance, through a clean, visually appealing, well proportioned design. Users may customize their views and the order of columns to suit their preference. The design also offers a very simple point and click navigation with little or no typing involved. If the user wishes to view the application in full screen mode, by simply clicking on the float button, the applet is floated from the web page and maximized to full screen

Interactive Java charting – We have developed an interactive Java charting module that offers dynamically updating intraday and historical charting. It allows users to zoom in to a specific date range and add technical algorithms such as moving averages, stochastic, Bollinger bands, money flow, etc. This, too, can be maximized to full screen.

Embedded and Hosted Application – Quotestream has been designed as an embedded application within a host web page on a private branded, fully hosted basis. Corporate partners can incorporate it as an integral part of their web site and surround it with their own brand.

Wireless Companion – The recent addition of the Quotestream Wireless companion product has given investors wireless access to important market information whether at the office or on the road. Quotestream Wireless can be integrated with any brokerage/clearing firm’s existing on-line trading platform without the installation of expensive Business Enterprise Servers.

Employees

We currently have 23 full time employees. Our 23 employees include ten contract employees, consisting of three programmers, four sales/marketing personnel, and three customer service/administration staff. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With a successful implementation of our business plan, we may hire additional employees during fiscal 2006 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

Competition

While there are other financial data providers, we offer clients a full spectrum of web-delivered, embedded and fully integrated static and streaming financial data products, as well as raw data feeds. We believe there is a small group of competitors for our core market competency as a developer of proprietary Web-based software for the brokerage and financial institution marketplace. There are over 13,000 brokerage firms and nearly 10,000 financial firms and insurance institutions in the United States today, and very few of those have streaming or content products that are similar to our products, thus leaving a large market for us to explore. In addition, many of these companies that do currently use competitors’ products will realize significant savings by switching to our more customizable, faster-loading, more easily implemented, and less expensive financial data solutions.

Other companies provide stock quotes and related information. Thousands of websites offer stock quotes and charts on the Web today. The most popular and largest of these websites include MSN Investor, YAHOO Finance, Quicken, MarketWatch, The Street.com, and PC Quote. Many online brokerages also offer detailed market information to their clients, such as E*Trade, Ameritrade, Charles Schwab, and many others.

Our business model offers strong market differentiation through our strategy of offering private labeled financial solutions to established Web portals, financial institutions, and brokerages. This should allow us to take advantage of existing brand recognition and loyalties already established between our customers and their clients

Risk Factors

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We generally obtain data via license agreements. The disruption of any license agreement with a major data supplier, such as Nexa Technologies, Inc., could disrupt our operations and lead to an adverse impact on our results of operations.

A prolonged outage at one of our data centers that we share could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain a back-up facility for our major data center that we share with Nexa Techologies, Inc. to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and a back-up data center, there can be no assurance that such efforts will be successful or effective.

A decline in activity levels in the securities markets could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial data and information market demand is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the US or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, our revenue levels could be materially adversely affected.

Consolidation of financial services within and across industries could lower demand for our services. As consolidation occurs and synergies are achieved, the number of potential customers for our services decreases. This consolidation has two forms: consolidations within an industry, such as banking, and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization resulting from consolidations, could have a material adverse effect on our revenue.

We compete against companies with greater financial resources. We operate in highly competitive markets in which we compete with other distributors of financial and business information and related services. We expect competition to continue to be rigorous. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand product offerings and data content more effectively, and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their products. Increased competition in the future could limit our ability to maintain or increase our market share or maintain our margins, and could have a material adverse effect on our business, financial condition or operating results.

New product offerings by competitors or new technologies could cause our services to become obsolete. We operate in an industry that is characterized by rapid and significant technological change, frequent new services, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services and data content and coverage enhancements, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services in order to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance; lack of market acceptance would result in lower revenue.

We may need additional capital with which to implement our business plan and there is no agreement with any third party to provide such capital. Although we have generated positive cash flow and profitability from operations for fiscal 2005, implementing our business plan may require additional equity or debt financing. If we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations, and financial condition.

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

Penny stock rules may make buying or selling our common stock difficult. Our common stock in the past has been, and from time to time in the future may be, subject to the “penny stock” rules as promulgated under the Securities Exchange Act of 1934. In the event that no exclusion from the definition of a “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide each customer with:

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in March 2006.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in July 2008.

We believe that our current leased space is sufficient to meet our needs for the next 12 months and that the property is currently in acceptable condition. Beyond that, we anticipate the need to expand our lease facilities in all locations as our company grows. We have no other properties and have no agreements to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol “QMCI.” The following table sets forth the high and low sales prices for our common stock for the calendar quarters indicated.

	High	Low
Year ended December 31, 2004:
First Quarter	$0.51	$0.34
Second Quarter	0.65	0.37
Third Quarter	0.62	0.40
Fourth Quarter	0.56	0.37

Year ended December 31, 2005:
First Quarter	$0.50	$0.38
Second Quarter	0.54	0.37
Third Quarter	0.51	0.39
Fourth Quarter	0.43	0.35

Year ended December 31, 2005:
First Quarter (through February 14, 2006)	$0.47	$0.31

As of February 14, 2006, there were approximately 313 holders of record of our common stock. As of February 14, 2006, the closing price for our common stock was $0.43.

Dividend Policy

For the foreseeable future, we intend to retain any earnings to finance our operations and do not anticipate paying cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of our common stock will be entitled to receive such dividends, if any, as may be declared by our board of directors, from time to time, out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We are a financial software developer and a distributor of market data and research information to online brokerages, clearing firms, banks, media properties, public companies and financial service corporations world wide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market related information provisioning requirements.

We have three general product lines: Pre-Formatted Market Data Products; Data Feeds; and Quotestream portfolio management and market analysis software.

Our Pre-Formatted Market Data Products line consists of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, investor relations provisions, level II, watchlists, and real-time “snap” quotes.

Our Data Feeds products consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines and formatted XML market data feeds ready to implement with standardized Document Type Definitions (DTDs).

Quotestream is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies. Quotestream is available to customers in both a desktop version accessible via personal computer and, concurrently, in a companion wireless version accessible via a wide variety of wireless handheld devices.

In February 2006, we entered into an agreement with Penson Worldwide, Inc.’s technology and brokerage affiliates, Nexa Technologies, Inc. and SAMCO Financial Services, Inc. With this new agreement, we became our own data provider, with control over the depth, speed, quality, and security of our market data. Not only will our existing products be powered by highly accurate and low latency market data, but we are able to redistribute this data to allow us to enter into a new market of providing high quality data in streaming feeds. This agreement will also allow us to offer trade execution to our clients in the future. The trading system will be accessible throughout QuoteMedia services and applications.

We generate recurring revenue from each product line by licensing services to financial institutions, and websites. Contracts to license Quotestream to our corporate clients typically have a term of two to three years and are automatically renewed unless notice is given within 90 days. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Financial Data Products and Packaged Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to two years and are automatically renewed unless notice is given within 90 days.

During 2005, we achieved significant revenue growth compared to the previous year. The majority of the revenue growth resulted from increased sales of our Financial Data Products. We continued to expand our line of Corporate Financial Data Products and added formatted XML market data feeds during the year which helped to contribute to the revenue increase from 2004. Subscriptions to Quotestream continued to grow during the year and also contributed to our revenue growth. Based on existing contracts as of the date of this report, we anticipate that our revenue generated during fiscal 2006 will be significantly greater than the amount of revenue earned in fiscal 2005. We anticipate our revenue growth in 2006 will be driven by our Financial Data Products and our new Streaming Data Feed product offerings.

Our expenses grew during 2005, as our company expansion continued. Our gross profit margin increased, because our revenue increased at a greater rate than the direct expenses incurred to generate that revenue.

Our plan of operation over the next 12 months will focus on marketing our new Streaming Data Feed product, as well as adding new data content to expand our line of Corporate Financial Data Products. We will also focus on marketing our streaming, real-time financial software applications. In particular, we will focus on licensing and distributing our Quotestream Wireless application. These activities may give rise to additional products that may be commercialized by our company. There can be no assurance, however, that our new content development efforts will result in marketable products or products that can be produced at commercially acceptable costs.

We may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

Our future performance will be subject to a number of business factors, including those beyond our control, such as economic downturns and evolving industry needs and preferences as well as the level of competition and our ability to continue to successfully market our products and technology. There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or achieve profitable operations. In addition, because our company has had only limited operations to date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements.

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

During 2005 we licensed one of our portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue” whereby advertising credits were received for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. We also ensure that the value of barter delivered does not exceed the value of cash based revenue in any period. Barter revenue was $150,000 for the year ended December 31, 2005. As the advertising did not occur until 2006, $150,000 of the barter revenue is reflected as a prepaid expense. This amount will be expensed in 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 with supplemental disclosure in the notes to financial statements as previously allowed under FAS 123. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact that FAS 123R will have on its financial statements. However, if we had followed FAS 123R our results would be similar to the pro forma amounts disclosed in Note 1 h) of our financial statements. Additionally, we expect to record approximately $173,200 in stock based compensation expense in 2006 for stock options and warrants outstanding at December 31, 2005 that vest in 2006.

Results of Operations

Revenue

	Year ended December 31,		Change
	2005	2004	($)	(%)
Licensing revenue	$2,466,151	$1,009,588	$1,456,563	144%

Licensing revenue has increased 144% when comparing the years ended December 31, 2005 and 2004. The majority of the revenue growth was from increased sales of our Financial Data Products. We continued to expand our line of Financial Data Products and added XML market data feeds which helped to contribute to the revenue increase from the comparable period. The number of Quotestream subscribers and the average subscription revenue per user were higher than the comparable period, also contributing to the increase in revenue. During 2005 we licensed one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. Barter revenue was $150,000 for the year ended December 31, 2005. No barter revenue was earned in 2004.

Cost of Revenue and Gross Profit Summary

	Year ended December 31,		Change
	2005	2004	($)	(%)
Cost of revenue	$703,271	$496,797	$206,474	42%
Gross profit	$1,762,880	$512,791	$1,250,089	244%
Gross margin %	71%	51%

Our cost of revenue consists of stock exchange fees, data feeds, and bandwidth charges. Cost of revenue increased 42% when comparing the year ended December 31, 2005. The increase is primarily due to the cost of the additional data feeds required for new products and features offered in 2005. The increase is also due to variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. Overall, the cost of revenue has decreased as a percentage of sales, as evidenced by our gross margin percentage which has increased from 51% for the year ended December 31, 2004 to 71% for the year ended December 31, 2005. A portion of our cost of revenue consists of fixed costs that do not change with the increase in revenue. This accounts for our increase in gross margin percentage.

Operating Expenses Summary

	Year ended December 31,		Change
	2005	2004	($)	(%)
Total operating expenses	$1,684,226	$750,655	$933,571	124%
Breakdown:
Sales and marketing	413,299	55,440	357,859	645%
General and administrative	841,101	441,386	399,715	91%
Software development	429,826	253,829	175,997	69%

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and printing expenses. Sales and marketing expenses increased $357,859 for the year ended December 31, 2005 when compared to fiscal 2004. The increase is due to the costs associated with initiating the service of a contracted customer promotion and lead generation agency during January 2005. We anticipate that sales and marketing expense will increase in the future as additional promotion and lead generation services will be required to maintain our sales growth. During 2005 we received advertising credits in exchange for subscription services. As the advertising did not occur until 2006, the $150,000 of barter revenue is reflected as a prepaid expense and is not included in sales and marketing expense in 2005. This amount will be expensed in 2006.

General and Administrative

General and administrative expenses consist primarily of salaries, office rent, insurance premiums, and professional fees. General and administrative expenses increased $399,715 for year ended December 31, 2005 when compared to fiscal 2004. The increase is primarily due to increased salary and director fee expenses. The increase is also due to increased insurance expenses resulting from added liability insurance coverage in 2005 and increased office rent expense resulting from Quotemedia, Ltd., our wholly owned Canadian subsidiary, moving into larger office premises in June 2005. We anticipate that general and administrative expense will increase in the future primarily as a result of overall expansion. We also anticipate that general and administrative expense will increase in the future as the company undertakes the activities required to become fully compliant with the requirements of Section 404 of the Sarbanes Oxley Act.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses increased $175,997 for year ended December 31, 2005 when compared to fiscal 2004. The increase is due to the cost of additional software development personnel. In 2005, we capitalized $43,721 related to the development of internal use software. Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life. No internal use software development costs were capitalized in 2004. We anticipate that software development expenses will continue to increase in the future as additional new software developers will be required to respond to our growth.

Other Income and (Expense) Summary

	Year ended December 31,
	2005	2004
Other income and (expenses)
Breakdown:
Foreign exchange loss	$(1,259)	$(25,260)
Interest expense	(50,091)	(23,988)
Loss on disposal of equipment	(2,587)	(10,309)

Foreign Exchange Loss

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest expense

Interest is accrued on certain amounts owed to related parties and has increased in 2005 due to additional borrowings. Interest is accrued at rates ranging from 10% per annum to the prime bank rate minus 1%.

Loss on Disposal of Equipment

In June 2005, Quotemedia, Ltd., our wholly owned Canadian subsidiary, moved into larger office premises. As a result of this move, we expensed $2,587 which represented the net book value of the leasehold improvements associated with the previous office premises. During June 2004, we sold obsolete computer equipment for proceeds of $3,133. The equipment had a net book value of $13,442 resulting in a loss on disposal of $10,309.

Net income (loss) for the period

As a result of the foregoing, net income for the year ended December 31, 2005 was $24,717 or less than $0.01 per share compared to a loss of $297,421 and $(0.01) per share for the year ended December 31, 2004. We have achieved annual profitability for the first time in our company’s history, and based on existing sales under contract, we expect to continue to be profitable in 2006.

Liquidity and Capital Resources

Our cash totaled $670,078 at December 31, 2005, compared to $131,265 at December 31, 2004, an increase of $538,813. Net cash of $442,032 was provided by operations for the year ended December 31, 2005, primarily resulting from our net income for the year and the increase in accounts payable and deferred revenue, offset by the increase in accounts receivable and non-cash barter revenue. Net cash used in investing activities for the year ended December 31, 2005, was $99,469, resulting from the purchase of equipment and intangible assets. Net cash provided by financing activities for the year ended December 31, 2005, was $196,250 resulting from a loan from a related party and issuance of capital stock for cash, offset by the repayment of amounts due to related parties.

We are currently generating positive cash flow from operations. We believe this will continue through fiscal 2006, as our revenue is recurring in nature based on the existence of contracts with our clients which have one to three year terms.

Our current liabilities include $30,000 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $184,683 is also included in our current liabilities. The costs expected to be incurred to realize the deferred revenue in 2006 are minimal.

Based on the factors discussed above, we believe that our cash on hand and cash expected to be generated from operations will be sufficient to fund our current operations through fiscal 2006, and enable us to continue operations. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005, Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year end covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	63	Chairman of the Board
R. Keith Guelpa	59	President, Chief Executive Officer, and Director
David M. Shworan	38	President and Chief Executive Officer of QuoteMedia, Ltd., and Director
Keith J. Randall	39	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Since December 2002, Mr. Thompson has been President of Corpus Investments Inc., a private holding company which manages investments in a wide range of enterprises. Since 1996, Mr. Thompson has also served as the President of BIMSI Marketing Services Inc., a privately held company that manages the worldwide marketing activities on behalf of suppliers of web-based, human resource management software products used by management consulting firms and large corporations. Mr. Thompson, until recently, was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment dealer/broker involved in investment banking activities throughout North America and in Europe. Mr. Thompson also acts as a Director of several privately owned corporations including PreSenSys, Inc., Selex LLC and PW Strategy Management Inc. For almost 30 years, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for 5 years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2005, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2003, 2004, and 2005 earned by our Chief Executive Officer and one other officer who served as our Chief Executive Officer from November 2002 to December 2004. None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)(1)		Restricted Stock Awards ($)			Long Term Compensation Awards Securities Underlying Options(#)
R. Keith Guelpa President and Chief Executive Officer (4)	2005 2004 2003	$120,000 60,000 60,000		$	— — 63,488	(5)	— — —
David M. Shworan President and CEO, Quotemedia, Ltd., and Director (2)	2005 2004 2003	225,000 99,539 58,600	(3) (3) (3)		— —		2,400,000 — 5,000,000	(3) (3)

(1)	The executive officers listed also received certain perquisites, the value of which did not exceed 10% of his salary during any year presented.
(2)	Mr. Shworan served as our President and Chief Executive Officer from November 13, 2002 to December 30, 2004. Effective December 30, 2004, Mr. Shworan was named President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company.
(3)	Pursuant to his employment agreement, we started accruing salary payable to Mr. Shworan in June 2003. The salary accrued remains unpaid as of December 31, 2005. Mr. Shworan received no salary prior to June 2003. In connection with his 2002 employment agreement, we granted to Mr. Shworan as a signing bonus five-year warrants to purchase 4,000,000 shares of common stock, which were vested as of the date of grant, and warrants to purchase an additional 16,000,000 shares of common stock, which vest the earlier of our company achieving various monthly net revenue targets and common stock price targets, or November 12, 2007. During 2003, Mr. Shworan’s employment agreement was amended and he received an additional 2,000,000 warrants that vested as of the date of grant, and an additional 3,000,000 warrants to purchase shares of common stock, which vest the earlier of our company achieving various monthly net revenue targets and common stock price targets, or November 12, 2007. As of November 30, 2004, 12,000,000 of such warrants had vested pursuant to their terms. On December 30, 2004, after consideration of various factors and to reward Mr. Shworan’s overall performance, we elected to accelerate the vesting of the remaining 7,000,000 warrants, effective as of that date. See Item 10, “Executive Compensation – Employment Agreements.” On August 1, 2005, we granted Mr. Shworan an additional 2,400,000 warrants. The warrants are fully vested and have an exercise price of $0.465.
(4)	Mr. Guelpa served as our President and Chief Executive Officer from July 1999 until November 2002, and again was appointed President and Chief Executive Officer during December 2004. He served as our Chief Operating Officer from November 2002 until December 2004. During 2005, we repaid $64,250 of amounts due to Mr. Guelpa for loans made to the company in 2000 and 2001. See Item 12, “Certain Relationships and Related Transactions.”

(5)	Mr. Guelpa elected to take 798,688 shares of common stock in lieu of $63,488 of unpaid salary. The amount of shares was determined using the current market price of $0.08 per share as of March 10, 2003. The fair market value of the common shares was $375,383 based on a closing stock price of $0.47 at December 31, 2004.

Option Grants

The following table provides information on stock options granted to the officers listed during the fiscal year ended December 31, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(1)	Expiration Date
David M. Shworan	2,400,000	(2)	82%	$0.465	08/01/15
R. Keith Guelpa	—		—	—	—

(1)	The exercise prices of all options and warrants granted were equal to or greater than the fair market value of our common stock on the date of grant.
(2)	The warrants were vested immediately upon grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information concerning the exercise of stock options during the fiscal year ended December 31, 2005 and unexercised stock options held as of December 31, 2005 by the named executive officers.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the Money Options At Fiscal Year-End (1)
Name	Shares Acquired on Exercise	Value realized	Exercisable	Unexercisable	Exercisable	Unexercisable
R. Keith Guelpa	3,080,000	$1,078,000	4,884,703	—	$1,033,206	—
David M. Shworan	—	—	27,600,000	—	7,485,000	—

(1)	Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2005 of $0.35 per share.

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock was initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2005, 358,333 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 2,005,000 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2005, no shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 4,335,000 options outstanding under the 2003 plan.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by stockholders	7,670,000	$0.25	4,471,667
Equity Compensation Plans not approved by stockholders	39,616,282	$0.11	N/A

Total	47,286,282		4,471,667

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

Director Compensation and Other Information

Non independent directors do not receive cash compensation for service on our board of directors. The Chairman of the Board receives a monthly retainer of $4,500 which commenced November 15, 2004. The Chairman also receives an annual award of stock options determined by the board of directors. All directors receive a grant of options to purchase shares of common stock upon joining our board of directors, which are vested on the date of grant. From time to time, we grant to our directors options or warrants to purchase additional shares of common stock. In November 2005, the Chairman of the Board was granted 85,470 warrants to purchase shares of common stock at an exercise price of $0.39.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of February 14, 2006 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name and Address of Beneficial Owner(1)	Number of Shares (2)		Percent
Directors and Executive Officers
David M. Shworan	36,151,800	(3)	40.2%
R. Keith Guelpa	10,593,859	(4)	16.0%
Robert J. Thompson	1,769,470	(6)	2.8%
Keith J. Randall	902,708	(5)	1.5%
All executive officers and directors as a group (four persons)	49,417,837		50.8%
5% Stockholders
Duane Nelson	5,170,317	(7)	7.8%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 61,891,626 shares of common stock outstanding on February 14, 2006. The numbers and percentages shown include the shares of common stock actually owned as of February 14, 2006 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of February 14, 2006 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents 1,011,800 shares of common stock owned by Mr. Shworan and 6,502,500 shares owned by Mr. Shworan’s wife. Also includes 37,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 27,600,000 shares of common stock and vested warrants for Bravenet Web Services, Inc. to acquire 1,000,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 3,709,156 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Also includes 4,884,703 shares of common stock issuable upon exercise of stock options and warrants held by Mr. Guelpa. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 123,416 shares of common stock and vested options and warrants to acquire 779,292 shares of common stock.
(6)	Represents vested options and warrants to acquire 1,769,470 shares of common stock.
(7)	Represents vested options and warrants to acquire 5,170,317 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. We borrowed $250,000 from Bravenet with interest at 10% per annum. In September 2005 we borrowed an additional $250,000 from Bravenet under the same terms and conditions. It is anticipated that the loan will be repaid in 12 equal monthly installments beginning in the first quarter of 2007. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2005, the loan balance due to Bravenet including accrued interest is $551,438.

In the first quarter of 2005 we entered into an agreement with Bravenet to provide customer promotion and lead generation services. For year ended December 31, 2005, $348,445 in sales expenses payable to Bravenet was accrued. Payments of amounts due to Bravenet are expected to commence in the first quarter of 2007. Interest is accrued at the prime bank rate minus 1%. At December 31, 2005, the balance due to Bravenet for service fees including accrued interest is $357,339.

As at December 31, 2005, we owed Mr. Shworan $167,006 related to unpaid salary for 2003 and 2004. We also owed Mr. Keith Guelpa, our Chief Executive Officer, $65,278 related to loans made to the company in 2000 and 2001. No interest is accrued on these amounts. An additional $230,814 of unpaid salary is owed to Mr. Shworan. This amount includes interest accrued at the prime bank rate minus 1%. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. During 2005, we repaid $64,250 of amounts due to Mr. Guelpa. No repayments were made during 2005 to Mr. Shworan.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.2	Employment Agreement between the Registrant and R. Keith Guelpa (1)

10.3	Employment Agreement between the Registrant and Keith Randall (1)

10.4	Employment Agreement between the Registrant and Duane Nelson (1)

10.5	Amended 1999 Equity Incentive Compensation Plan (3)

10.6	Employment Agreement between the Registrant and David M. Shworan (2)

10.7	Amended Employment Agreement between the Registrant and David M. Shworan (3)

10.8	2003 Equity Incentive Compensation Plan (2)

10.9*	Agreement between Registrant and Samco Financial Services, Inc. and NEXA Technologies, Inc.*

11.1	Agreement between Registrant and Bravenet Web Services, Inc.

21	List of Subsidiaries

23.1	Consent of Hein & Associates LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2005 and 2004 by our principal accountants are as follows:

	2005	2004
Audit Fees	$30,000	$29,940	(1)
Audit-Related Fees	4,000	—
Tax Fees	—	—
All Other Fees	—	—

(1)	On December 30, 2004, we engaged Hein & Associates LLP as our new independent public accountants and dismissed Allan G. Hutchison, CPA as the principal independent accountant of our company. Audit fees billed in 2004 include $15,940 in audit fees paid to Allan G. Hutchison, CPA, and $14,000 in audit fees accrued for Hein & Associates LLP.

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

Date: March 30, 2006	QUOTEMEDIA, INC.

	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 31, 2006

/s/ David M. Shworan David M. Shworan	Director	March 31, 2006

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2006

Q uotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Quotemedia, Inc.

Fountain Hills, Arizona

We have audited the accompanying consolidated balance sheet of Quotemedia Inc. and subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ending December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and its cash flows for the years ending December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

HEIN & ASSOCIATES LLP

Phoenix, Arizona

March 8, 2006

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005
ASSETS
Current assets:
Cash	$670,078
Accounts receivable, net	192,760
Prepaid Expenses	173,486
Deposits	39,469

Total current assets	1,075,793
Property and equipment, net	120,038
Intangible assets	37,324

Total assets	$1,233,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$186,756
Deferred revenue	184,683
Current portion of amounts due to related parties	30,000

Total current liabilities	401,439

Other long-term liabilities	6,546
Long-term portion of amounts due to related parties	1,341,875
Commitments & Contingencies (Note 2,4,8)
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 61,167,660 shares issued and outstanding	61,187
Additional paid-in capital	6,451,845
Accumulated deficit	(7,029,737)

Total stockholders’ deficit	(516,705)
Total liabilities and stockholders’ deficit	$1,233,155

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended DECEMBER 31, 2005	Year ended DECEMBER 31, 2004
OPERATING REVENUE
Licensing fees	$2,466,151	$1,009,588
Cost of revenue	703,271	496,797

Gross Profit	1,762,880	512,791

OPERATING EXPENSES
Sales and marketing	413,299	55,440
General and administrative	841,101	441,386
Software development	429,826	253,829

	1,684,226	750,655

OPERATING PROFIT (LOSS)	78,654	(237,864)

OTHER INCOME AND EXPENSES
Foreign exchange loss	(1,259)	(25,260)
Interest expense	(50,091)	(23,988)
Loss on disposal of equipment	(2,587)	(10,309)

	(53,937)	(59,557)

NET INCOME (LOSS)	$24,717	$(297,421)

EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	60,110,229	58,664,204
Diluted	93,416,030	58,664,204

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2005 and 2004

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2003	58,664,204	$58,665	$6,429,367	$(6,757,033)	$(269,001)
Net Loss	—	—	—	(297,421)	(297,421)

Balance, December 31, 2004	58,664,204	$58,665	$6,429,367	$(7,054,454)	$(566,422)

Stock options exercised	3,225,110	3,225	337,775	—	341,000
Shares returned to the Company for exercise of stock option, cancelled	(721,654)	(703)	(315,297)	—	(316,000)
Net Income	—	—	—	24,717	24,717

Balance, December 31, 2005	61,167,660	$61,187	$6,451,845	$(7,029,737)	$(516,705)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended DECEMBER 31, 2005	Year ended DECEMBER 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,717	$(297,421)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	18,333	15,267
Loss on disposal of equipment	2,587	10,309
Bad debt expense	48,350	35,368
Stock-based compensation expense	14,500	—
Non-cash advertising revenue	(150,000)	—
Changes in assets and liabilities:
Accounts receivable	(151,895)	(96,495)
Prepaid expenses	(14,896)	(8,590)
Deposits	(29,305)	8,636
Accounts payable and amounts due to related parties	596,299	252,025
Deferred revenue	83,342	61,308

Net cash provided by (used) in operating activities	442,032	(19,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	—	3,133
Purchase of fixed assets	(99,469)	(59,187)

Net cash used in investing activities	(99,469)	(56,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to related parties	(64,250)	(54,257)
Loans from related parties	250,000	250,000
Repayment of note payable	—	(131,865)
Proceeds from exercise of stock options for cash	10,500	—

Net cash provided by financing activities	196,250	63,878

Net increase (decrease) in cash	538,813	(11,769)
Cash, beginning of period	131,265	143,034

Cash, end of period	$670,078	$131,265

See supplementary information (note 9)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts is $40,000 as at December 31, 2005.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

f) Property and Equipment

Fixed assets are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income.

Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

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

g) Earnings per share

Financial Accounting Standards No. 128 “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the year ended 2004 all common stock equivalents were anti-dilutive.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	2005	2004
Net income (loss):

As reported	$24,717	$(297,421)

Add: Stock compensation expense recorded in the financial statements	14,500	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(993,416)	(463,745)

Pro forma	$(954,199)	$(761,166)

Basic and diluted earnings (loss) per share:
As reported	$0.00	$(0.01)
Pro forma	$(0.02)	$(0.01)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	94%	85%
Risk-free interest rate	4%	4%
Expected life of options	5.22 years	4 years
Weighted average fair value of options granted	$0.37	$0.22

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. No income taxes were paid in 2005.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

k) Research and development

Expenditures for research and development are expensed as incurred. The Company expensed $429,826 and $253,829 in research and development costs during the years ended December 31, 2005 and 2004, respectively, primarily related to the development of new services.

l) Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. We account for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. We consider the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

m) Barter revenue

During 2005 the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue” whereby advertising credits were received for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. We also ensure that the value of barter delivered does not exceed the value of cash based revenue in any period. As the advertising did not occur until 2006, the advertising credits earned in 2005 are reflected as prepaid expenses. This amount will be expensed in 2006.

	2005	2004
Barter revenue	$150,000	$—

Advertising credits in prepaid expenses	150,000	—

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

n) Financial instruments

Financial instruments consist principally of cash, accounts receivables, accounts payable and notes payable. We believe that that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

o) New accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 with supplemental disclosure in the notes to financial statements as previously allowed under FAS 123. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact that FAS 123R will have on its financial statements. However, if we had followed FAS 123R our results would be similar to the pro forma amounts disclosed in Note 1 h). Additionally, we expect to record approximately $173,200 in stock based compensation expense in 2006 for stock options and warrants outstanding at December 31, 2005 that vest in 2006.

p) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

2.	LIQUIDITY

The Company has an accumulated deficit of $7,029,737. As a result, there are concerns about the liquidity of our company at December 31, 2005. The following discussion addresses those concerns.

In 2005 the Company generated positive cash flow from operations. We believe this will continue through fiscal 2006, as our revenue is recurring in nature based on contracts with our clients which have one to three year terms.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

We have a working capital surplus of $674,354 as at December 31, 2005. Our current liabilities include $30,000 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $184,683 is also included in our current liabilities. The expected costs necessary to realize the deferred revenue in 2006 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. However, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2006.

3.	PROPERTY AND EQUIPMENT

As at December 31, 2005,	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$107,232	$40,440	$66,792
Office furniture and equipment	17,576	11,630	5,946
Leasehold improvements	6,020	1,171	4,849
Capitalized software	43,721	1,270	42,451

	$174,549	$54,511	$120,038

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized software	3 years

In 2005, the Company capitalized $43,721 related to the development of internal use software. In 2005, amortization expense associated with the internally developed software was $1,270. At December 31, 2005, the remaining book value of the software developed for internal use was $42,451

Depreciation expense was $18,333 and $15,267 for the years ended December 31, 2005 and 2004, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

4.	RELATED PARTIES

In May 2004 we entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). We borrowed $250,000 from Bravenet with interest at 10% per annum. In September 2005 we borrowed an additional $250,000 from Bravenet under the same terms and conditions. It is anticipated that the loan will be repaid in 12 equal monthly installments beginning in the first quarter of 2007. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2005, the loan balance due to Bravenet including accrued interest is $551,438.

In the first quarter of 2005 we entered into an agreement with Bravenet to provide customer promotion and lead generation services. Payments of amounts due to Bravenet are expected to commence in the first quarter of 2007. Interest is accrued at the prime bank rate minus 1%. At December 31, 2005, the balance due to Bravenet for service fees including accrued interest is $357,339, representing all fees earned under the agreement in 2005.

At December 31, 2005, we owed a total of $232,284 to officers of the Company for amounts advanced to the company and for accrued unpaid salary. No interest is required to be accrued on these amounts. An additional $230,814 of unpaid salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

5.	INCOME TAXES

We account for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach for computing deferred income taxes.

A reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2005 is as follows:

	2005	2004
Tax provision at the statutory rate of 34%	$8,404	$(80,278)
State income taxes, net of federal income tax	755	(7,215)
Increase in subscriptions received in advance	—	(22,718)
Change in valuation allowance	(9,159)	110,211

Income tax expense (benefit)	$—	$—

As of December 31, 2005, we had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $7,000,000 which expire in varying amounts through the year 2025.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

The components of our deferred tax asset at December 31, 2005 were as follows:

Net operating loss carryforward	$2,575,000
Other	30,000
Less valuation allowance	(2,605,000)

Net deferred tax asset	$—

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.

6.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at December 31, 2005 no preferred shares have been issued.

b) Common stock

During 2005, we issued a total of 3,130,000 shares of common stock to officers of the Company pursuant to the exercise of warrants and stock options at exercise prices ranging from $0.10 to $0.26. The officers surrendered a total of 703,049 shares of previously held mature shares of our common stock to pay the total exercise cost of $316,000. The surrendered common stock was valued at stock prices ranging from $0.43 to $0.45 which were the closing prices of our common stock on the dates of the transactions. The surrendered common stock was subsequently cancelled.

During 2005, we issued a total of 45,110 shares of common stock to employees of the Company pursuant to the exercise of stock options. The employees exercised a total of 75,000 stock options at exercise prices ranging from $0.16 to $0.26. The Company repurchased a total of 29,890 shares of common stock to pay the total exercise cost of $14,500. The repurchased common stock was valued at stock prices ranging from $0.43 to $0.51 per share which were the closing prices of our common stock on the dates of the transactions. Stock based compensation expense totaling $14,500 was recognized as a result of these transactions.

We issued an additional 50,000 shares of common stock during 2005 pursuant to the exercise of stock options. The stock options had an average exercise price of $0.21. The Company received total cash proceeds of $10,500 as a result of these transactions.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2005, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of five years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table sets forth certain stock option and warrant information:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2003	43,741,812	$0.09

Granted under company stock option plan	2,625,000	$0.40
Warrants granted	1,584,000	$0.40
Expired	(150,000)	$1.06

Outstanding at December 31, 2004	47,800,812	$0.12

Granted under company stock option plan	430,000	$0.38
Warrants granted	2,485,470	$0.46
Stock options exercised	(175,000)	$0.19
Warrants exercised	(3,080,000)	$0.10
Expired	(175,000)	$0.26

Outstanding at December 31, 2005	47,286,282	$0.13

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at Dec. 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2005	Weighted Average Exercise Price
$0.05-0.10	29,006,026	1.96	$0.05	29,006,026	$0.05
$0.11-0.30	11,155,786	0.77	$0.18	11,155,786	$0.18
$0.31-0.50	7,124,470	8.37	$0.42	5,267,970	$0.43

As at December 31, 2005 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant therefore no compensation expense has been recognized for grants of stock options and warrants in the statement of operations.

We are authorized to issue up to 100,000,000 common shares and 10,000,000 non-designated preferred shares. In the event that an exercise of warrants or stock options would result in the number of issued common shares exceeding the authorized limit, the Board of Directors would designate the preferred shares with the same rights and preferences as the common shares to accommodate the exercise of the options or warrants.

7.	EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the year ended 2004, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the income (loss) per share and potentially dilutive securities:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	2005	2004
Numerator:
Net income (loss)	$24,717	$(297,421)

Numerator for basic and diluted earnings (loss) per share	24,717	(297,421)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	60,110,229	58,664,204

Effect of dilutive securities:
Stock Options	3,087,006	—
Warrants	30,218,795	—

Dilutive potential common shares	33,305,801	—

Denominator for diluted earnings per share – weighted average shares	93,416,030	58,664,204

Basic earnings (loss) per share	$0.00	$(0.01)

Diluted earnings (loss) per share	$0.00	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	2,450,000	47,800,812

8.	COMMITMENTS

We have office lease commitments totaling $67,756 in 2006, $64,710 in 2007, and $32,255 in 2008.

9.	SUPPLEMENTARY CASH FLOW INFORMATION

	2005	2004
Cash flow information:

Cash paid for Interest	$1,556	$36,621
Cash received for Interest	642	—

Cash paid for taxes	—	—

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

As discussed in Note 1 m), we exchanged $150,000 in subscription services for advertising credits, resulting in $150,000 of non-cash barter revenue. As the advertising did not occur until 2006, the advertising credits earned in 2005 are reflected as prepaid expenses.

As discussed in Note 6 b), during 2005 we issued a total of 3,130,000 shares of common stock to officers of the Company pursuant to the exercise of warrants and stock options. The officers surrendered a total of 703,049 shares of previously held mature shares of our common stock to pay the total exercise cost of $316,000. We also issued a total of 45,110 shares of common stock to employees of the Company pursuant to the exercise of stock options. The Company repurchased a total of 29,890 shares of common stock to pay the total exercise cost of $14,500. Stock based compensation expense totaling $14,500 was recognized as a result of these transactions.