Form 10QSB
period 2006-03-31
QUOTEMEDIA  INC
filed 2006-05-15
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 0-28599

QUOTEMEDIA, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-2008633
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ 85268

(Address of Principal Executive Offices)

(480) 905-7311

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐.

On May 5, 2006, the Registrant had 61,930,931 shares of common stock outstanding.

QUOTEMEDIA , INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2006
ASSETS
Current assets:
Cash	$793,649
Accounts receivable, net	144,370
Prepaid expenses	205,791
Deposits	35,236

Total current assets	1,179,046
Property and equipment, net	196,471
Intangible assets	68,104

Total assets	$1,443,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$265,700
Deferred revenue	209,708
Current portion of amounts due to related parties	30,000

Total current liabilities	505,408

Other long-term liabilities	22,531
Long-term portion of amounts due to related parties	1,483,294
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 61,590,633 shares issued and outstanding	61,591
Additional paid-in capital	6,472,546
Accumulated deficit	(7,101,749)

Total stockholders’ deficit	(567,612)
Total liabilities and stockholders’ deficit	$1,443,621

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUE
Licensing fees	$838,266	$443,423
Cost of revenue	285,253	130,443

Gross Profit	553,013	312,980
OPERATING EXPENSES
Sales and marketing	163,834	97,204
General and administrative	311,774	189,411
Software development	127,516	87,981

	603,124	374,596

OPERATING LOSS	(50,111)	(61,616)
OTHER INCOME AND EXPENSES
Foreign exchange loss	(1,387)	(521)
Interest expense, net	(20,514)	(7,663)

	(21,901)	(8,184)

NET LOSS	$(72,012)	$(69,800)

LOSS PER SHARE
Basic and diluted loss per share	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	61,385,842	58,664,204

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,012)	$(69,800)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation	12,253	2,080
Bad debt expense	25,128	6,929
Stock based compensation expense	33,855	—
Cancellation of capital stock	(12,750)	—
Non-cash barter revenue	(75,000)	—
Non-cash barter advertising expense	75,000	—
Changes in assets and liabilities:
Accounts receivable	23,262	(29,686)
Prepaid expenses	(32,305)	(43)
Deposits	4,233	(82)
Accounts payable and amounts due to related parties	266,348	128,554
Deferred revenue	25,025	13,689

Net cash provided by operating activities	273,037	51,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and intangible assets	(119,466)	(7,327)

Net cash used in investing activities	(119,466)	(7,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from related parties	(30,000)	(41,550)

Net cash used in financing activities	(30,000)	(41,550)

Net increase in cash	123,571	2,764
Cash, beginning of period	670,078	131,265

Cash, end of period	$793,649	$134,029

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2005 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated March 31, 2006.

2.	SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidation

The consolidated financial statements include the operations of Quotemedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. All intercompany transactions and balances have been eliminated.

b) Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. The Company accounts for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

c) Barter revenue

Commencing in 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue” whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses.

	2006	2005
Barter revenue earned during the three months ended March 31,	$75,000	$—
Advertising credit used during the three months ended March 31,	75,000	—
Advertising credits in prepaid expenses as at March 31,	150,000	—

d) Property and Equipment

As at March 31, 2006:	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$146,067	$46,885	$99,182
Office furniture and equipment	24,669	12,373	12,296
Leasehold improvements	6,020	1,672	4,348
Capitalized software	86,479	5,834	80,645

	$263,235	$66,764	$196,471

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized software	3 years

For the three months ended March 31, 2006, the Company capitalized $42,757 related to the development of internal use software. Amortization expense associated with the internally developed software was $4,563. At March 31, 2006, the remaining book value of the software developed for internal use was $80,645.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Depreciation expense totaled $12,253 and $2,080 for the three months ended March 31, 2006 and 2005 respectively.

e) Stock based compensation

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At March 31, 2006, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three months ended March 31, 2006, our net loss was $33,855 greater than if we had continued to account for stock-based compensation under APB opinion No. 25. The effect on basic and diluted loss per share for the three months ended March 31, 2006 was insignificant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2006 was comprised as follows:

Three months ended March 31, 2006
Research and development	$24,886
General and administrative	8,969

Total stock-based compensation expense	$33,855

Generally, the company would receive a tax deduction for the amount by which the market price of our common stock exceeded the exercise price on the date of exercise. Prior to adoption of SFAS 123(R), these tax benefits would have been reported as operating cash flows in our consolidated statements of cash flows. Under SFAS 123(R), we would be required to revise our consolidated statements of cash flows in order to present these tax benefits as financing cash flows. The company had no reported tax benefits related to stock compensation expense prior to the implementation of SFAS 123(R) on January 1, 2006 and as such is not required to revise the presentation of its’ statements of cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the three months ended March 31, 2005.

Net loss:
As reported	$(69,800)
Add: Stock compensation expense recorded in the financial statements	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(28,769)

Pro forma	$(98,569)

Basic and diluted earnings (loss) per share:
As reported	$(0.00)
Pro forma	$(0.00)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended March 31,	2006	2005
Expected dividend yield	n/a	—
Expected stock price volatility	n/a	100%
Risk-free interest rate	n/a	4%
Expected life of options	n/a	6.25 years
Weighted average fair value of options granted	n/a	$0.32

Expected volatility is based on the historical volatility of the Company’s share price in the period prior to option grant equivalent to the expected life of the options. The expected term is determined under the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents stock option and warrant activity for the three months ended March 31, 2006:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	47,286,282	$0.13

Granted	—	—
Stock options exercised	(1,100,000)	$0.27
Expired	(200,000)	$0.26

Outstanding at March 31, 2006	45,986,282	$0.13

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

The following table summarizes our non-vested stock option activity for the three months ended March 31, 2006:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at beginning of period	1,856,500	$0.40

Granted during the period	—	—
Vested during the period	(148,375)	$0.40
Forfeited during the period	—	—

Non-vested stock options and warrants at end of period	1,708,125	$0.40

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$0.05-0.10	29,006,026	1.72	$0.05	29,006,026	$0.05
$0.11-0.30	9,855,786	0.61	$0.16	9,855,786	$0.16
$0.31-0.50	7,124,470	8.12	$0.42	5,416,345	$0.43

As at March 31, 2006 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2006 the aggregate intrinsic value of options and warrants outstanding was $11,986,907 and the aggregate intrinsic value of options and warrants exercisable was $11,984,207. Total intrinsic value of options exercised was $131,000 for the three months ended March 31, 2006. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

At March 31, 2006 there was $392,752 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 2.92 years.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

The Company is authorized to issue up to 100,000,000 common shares and 10,000,000 non-designated preferred shares. Until such time as the Company is able to increase its authorized number of shares of common stock, in the event that an exercise of warrants or stock options would result in the number of issued common shares exceeding the authorized limit, the Company would designate the preferred shares with the same rights and preferences as the common shares to accommodate the exercise of the options or warrants.

f) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net loss.

3.	RELATED PARTY TRANSACTIONS

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). As at March 31, 2006, the Company has borrowed a total of $500,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At March 31, 2006, the loan balance due to Bravenet including accrued interest is $565,340.

In 2005 the Company entered into an agreement with Bravenet to provide customer promotion and lead generation services. For the three months ended March 31, 2006 and 2005, $90,959 and $85,671 in sales expenses payable to Bravenet were accrued respectively. Interest is accrued at the prime bank rate minus 1%. At March 31, 2006, the balance due to Bravenet for service fees including accrued interest is $454,571.

At March 31, 2006, the Company owed a total of $202,284 to officers of the Company for amounts advanced to the company and for accrued unpaid salary. No interest is required to be accrued on these amounts. An additional $291,100 of unpaid salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

4.	STOCKHOLDERS’ DEFICIT

a) Common stock

During the three months ended March 31, 2006, we issued a total of 479,368 shares of common stock to employees, a director and a former director of the Company pursuant to the exercise of stock options. A total of 1,100,000 stock options were exercised at an average exercise price of $0.27. The Company repurchased a total of 620,632 shares of common stock to pay the total exercise price of $298,000. The repurchased common stock was valued based on the closing price of our common stock on the dates of the transactions. The average of the value of the shares repurchased was $0.48 per share.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

On March 2, 2006, the Company cancelled 75,000 shares of issued common stock. The shares were originally issued in 2001 for marketing services and were returned to the Company as part of settlement agreement concluded in February 2006. The cancellation resulted in the reversal of $12,750 in marketing expenses previously recognized.

5.	SUPPLEMENTARY CASH FLOW INFORMATION

Three months ended March 31:	2006	2005
Cash paid for Interest	$517	$390
Cash received for Interest	4,214	—
Cash paid for taxes	—	—

6.	SUBSEQUENT EVENTS

In April 2006, we granted 1,000,000 stock options to purchase shares of our common stock. The stock options have an exercise price of $.31 which was the market value of our underlying common shares on the date of grant.

ITEM 2.	Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report of Form 10-KSB for the year ended December 31, 2005 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, of “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

Our Pre-Formatted Market Data Products consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, investor relations provisions, level II, watchlists, and real-time “snap” quotes.

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

In February 2006, we entered into an agreement with Penson Worldwide, Inc.’s technology and brokerage affiliates, Nexa Technologies, Inc. and SAMCO Financial Services, Inc. With this new agreement, we became our own primary data provider, with control over the depth, speed, quality, and security of our market data. Not only are our existing products now powered by highly accurate and low latency market data, but we are able to redistribute this data to allow us to enter into a new market of providing high quality data in streaming feeds.

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

Results of Operations – Three month periods ended March 31, 2006 and March 31, 2005

Revenue Summary

For the three months ended March 31,	2006	2005	Change ($)	Change (%)
Licensing revenue	$838,266	$443,423	$394,843	89%

Licensing revenue has increased 89% when comparing the three month periods ended March 31, 2006 and 2005. The majority of the licensing revenue growth was from increased sales of our Financial Data Products. We expanded our line of these products and added XML market data feeds which combined, resulted in a $249,541 (79%) increase in Financial Data Product revenue from the comparative period. Also, the number of Quotestream subscribers and the average subscription revenue per user increased during the quarter, resulting in a $145,302 (115%) increase in Quotestream revenue from the comparable period. Part of this Quotestream revenue growth is attributable to the licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $75,000 for the three month period ended March 31, 2006. No barter revenue contributed to revenue reported in the comparative 2005 period.

Cost of Revenue and Gross Profit Summary

For the three months ended March 31,	2006	2005	Change ($)	Change (%)
Cost of revenue	$285,253	$130,443	$154,810	119%
Gross profit	$553,013	$312,980	$240,033	77%
Gross margin %	66%	71%

Our cost of revenue consists of stock exchange fees, data feeds and bandwidth charges. Cost of revenue increased 119% when comparing the three month periods ended March 31, 2006 and 2005. The increase is primarily due to communication costs associated with our new data feed implemented in February 2006. The increase is also due to additional data feeds required for new products and features offered in 2006 and increased variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. This resulted in the cost of revenue increasing slightly as a percentage of sales, as evidenced by our gross margin percentage which decreased from 71% in the three month period ended March 31, 2005 to 66% for the three month period ended March 31, 2006.

Operating Expenses Summary

For the three months ended March 31,	2006	2005	Change ($)	Change (%)
Total operating expenses	$603,124	$374,596	$228,528	61%
Breakdown:
Sales and marketing	163,834	97,204	66,630	69%
General and administrative	311,774	189,411	122,363	65%
Software development	127,516	87,981	39,535	45%

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $66,630 for the three month period ended March 31, 2006 when compared with the same period in fiscal 2005. The increase is due to $75,000 in non-cash advertising costs incurred in the three month period ended March 31, 2006. In the fourth quarter of 2005, we started receiving advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. The increase in sales and marketing expenses was offset by the retraction of 75,000 shares of common stock issued for marketing services. The shares were returned to the Company as part of settlement agreement concluded in February 2006, and resulted in the reversal of $12,750 in marketing expenses previously recognized.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $122,363 for the three month period ended March 31, 2006 when compared with the same period in fiscal 2005. The increase is due to competitive salary adjustments for existing employees, and the addition of a new administrative employee compared to the same fiscal period in 2005. Professional fees increased compared to the same fiscal period in 2005 due to the overall growth of the Company. Bad debt expense increased as a function of the increase in revenue from the comparable period. Depreciation expense increased in the three months ended March 31, 2006 due to the purchase of new computer equipment and the amortization of capitalized software development costs.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses increased $39,535 for the three month period ended March 31, 2006 when compared to the same period in fiscal 2005. The increase is due to competitive salary adjustments for existing employees, and the addition of two new software development personnel compared to the same fiscal period in 2005. The increase in also due to $24,886 in stock based compensation expense recognized in the three month period ended March 31, 2006, resulting from vesting of stock options previously granted to software development personnel. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

In the three month period ending March 31, 2006, we capitalized $42,757 related to the development of internal use software. Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life. No internal use software development costs were capitalized in the comparative period in 2005. We anticipate that software development expenses will continue to increase in the future as additional new software developers will be required to respond to our growth.

Other Income and (Expense) Summary

For the three months ended March 31,	2006	2005
Total operating expenses	$(21,901)	$(8,184)
Breakdown:
Foreign exchange gain (loss)	(1,387)	(521)
Interest expense	(20,514)	(7,663)

Foreign Exchange Adjustment

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased in the three month period ended March 31, 2006 due to additional borrowings compared to same fiscal period in 2005. Interest is accrued at rates ranging from 10% per annum to the prime bank rate minus 1%.

Net income (loss) for the period

As a result of the foregoing, the net loss for the three months ended March 31, 2006 was $72,012 or less than $(0.01) per share compared to a loss of $69,800 and less than $(0.01) per share for the three months ended March 31, 2005. As a result of adopting SFAS 123(R) on January 1, 2006, for the three months ended March 31, 2006, our net loss was $33,855 greater than if we had continued to account for stock-based compensation under APB opinion No. 25.

Liquidity and Capital Resources

Our cash totaled $793,649 at March 31, 2006, as compared with $670,078 at December 31, 2005, an increase of $123,571. Net cash of $273,037 was provided by operations for the three months ended March 31, 2006, primarily resulting from an increase in accounts payable and amounts due to related parties, offset by our net loss for the period. Net cash used in investing activities for the three months ended March 31, 2006 was $119,466 resulting from the purchase of new equipment and intangible assets and the capitalized software development costs. Net cash used in financing activities for the three months ended March 31, 2006 was $30,000 resulting from the repayment of amounts due to related parties.

We are currently generating positive cash flow from operations. We believe this will continue for the next 12 months, as our revenue is recurring in nature based on client contracts which have one to three year terms.

Our current liabilities include $30,000 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $209,708 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: May 15, 2006

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)