Form 10QSB
period 2006-06-30
QUOTEMEDIA  INC
filed 2006-08-10
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

On July 28, 2006, the Registrant had 61,930,931 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2006
ASSETS
Current assets:
Cash	$734,958
Accounts receivable, net	199,262
Prepaid expenses	193,845
Deposits	41,151

Total current assets	1,169,216
Property and equipment, net	328,169
Intangible assets	74,174

Total assets	$1,571,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$248,835
Deferred revenue	253,853
Current portion of amounts due to related parties	73,100

Total current liabilities	575,788

Other long-term liabilities	18,420
Long-term portion of amounts due to related parties	1,602,479
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 61,930,931 shares issued and outstanding	61,931
Additional paid-in capital	6,533,113
Accumulated deficit	(7,220,172)

Total stockholders’ deficit	(625,128)
Total liabilities and stockholders’ deficit	$1,571,559

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
OPERATING REVENUE
Licensing revenue	$852,871	$554,605	$1,691,137	$998,028
Cost of revenue	326,644	179,765	611,897	310,208

Gross Profit	526,227	374,840	1,079,240	687,820

OPERATING EXPENSES
Sales and marketing	208,226	108,808	372,060	206,012
General and administrative	288,453	206,338	600,227	395,749
Software development	116,110	108,776	243,626	196,757

	612,789	423,922	1,215,913	798,518

OPERATING LOSS	(86,562)	(49,082)	(136,673)	(110,698)
OTHER INCOME AND EXPENSES
Foreign exchange loss	(2,989)	(59)	(4,376)	(580)
Interest expense, net	(27,260)	(9,695)	(47,774)	(17,358)
Loss on disposal of equipment	(1,612)	(2,587)	(1,612)	(2,587)

	(31,861)	(12,341)	(53,762)	(20,525)

NET LOSS	(118,423)	(61,423)	(190,435)	(131,223)

LOSS PER SHARE
Basic and diluted loss per share	$—	$—	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	61,764,757	59,744,717	61,627,542	59,207,445

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,435)	$(131,223)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation	32,152	6,786
Loss on disposal of equipment	1,612	2,587
Bad debt expense	33,014	13,087
Stock based compensation expense	78,762	—
Cancellation of capital stock	(12,750)	—
Non-cash barter revenue	(150,000)	—
Non-cash barter advertising expense	150,000	—
Changes in assets and liabilities:
Accounts receivable	(39,516)	(35,499)
Prepaid expenses	(20,359)	(9,965)
Deposits	(1,682)	(473)
Accounts payable and amounts due to related parties	407,657	307,938
Deferred revenue	69,170	53,050

Net cash provided by operating activities	357,625	206,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and intangible assets	(278,745)	(28,567)

Net cash used in investing activities	(278,745)	(28,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from related parties	(30,000)	(49,250)
Issuance of capital stock for cash, net	16,000	—

Net cash used in financing activities	(14,000)	(49,250)

Net increase in cash	64,880	128,471
Cash, beginning of period	670,078	131,265

Cash, end of period	$734,958	$259,736

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

c) Barter revenue

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at June 30, 2006, $150,000 in unused advertising credits was included in prepaid expenses.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Barter revenue earned	$75,000	—	$150,000	—
Advertising credit used	$75,000	—	$150,000	—

d) Property and Equipment

As at June 30, 2006:	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$173,037	$36,692	$136,345
Office furniture and equipment	40,781	10,850	29,931
Leasehold improvements	17,360	2,552	14,808
Capitalized application software	162,159	15,074	147,085

	$393,337	$65,168	$328,169

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the three and six months ended June 30, 2006, the Company capitalized $75,680 and $118,438 in costs respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three and six months ended June 30, 2006, amortization expenses associated with the internally

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

developed application software was $9,240 and $13,803 respectively. At June 30, 2006, the remaining book value of the application software was $147,085.

Depreciation expense totaled $19,899 and $4,706 for the three months ended June 30, 2006 and 2005 respectively. Depreciation expense totaled $32,152 and $6,786 for the six months ended June 30, 2006 and 2005 respectively.

e) Stock based compensation

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At June 30, 2006, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

As a result of adopting SFAS 123(R) on January 1, 2006, for the three and six months ended June 30, 2006, our net loss was $44,907 and $78,762 greater respectively than if we had continued to account for stock-based compensation under APB opinion No. 25. The effect on basic and diluted loss per share for the three and six months ended June 30, 2006 was insignificant.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2006 was comprised as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Sales and marketing	$7,974	$15,948
General and administrative	993	1,986
Software development	35,940	60,828

Total stock-based compensation expense	$44,907	$78,762

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the three and six months ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss:
As reported	$(61,423)	$(131,223)
Add: Stock compensation expense recorded in the financial statements	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(28,769)	(57,538)

Pro forma	$(90,192)	$(188,761)

Basic and diluted earnings (loss) per share:
As reported	$(0.00)	$(0.00)
Pro forma	$(0.00)	$(0.00)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected dividend yield	—	n/a	—	—
Expected stock price volatility	71%	n/a	71%	100%
Risk-free interest rate	4%	n/a	4%	4%
Expected life of options	6.25 years	n/a	6.25 years	6.25 years
Weighted average fair value of options granted	$0.21	n/a	$0.21	$0.32

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

The following table represents stock option and warrant activity for the six months ended June 30, 2006:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	47,286,282	$0.13

Granted	1,000,000	$0.31
Stock options exercised	(1,810,000)	$0.25
Forfeited/expired	(220,000)	$0.27

Outstanding at June 30, 2006	46,256,282	$0.13

The following table summarizes our non-vested stock option activity for the six months ended June 30, 2006:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2005	1,856,500	$0.40

Granted during the period	1,000,000	$0.31
Vested during the period	(295,750)	$0.40
Forfeited during the period	(15,000)	$0.37

Non-vested stock options and warrants at June 30, 2006	2,545,750	$0.36

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$0.05-0.10	29,006,026	1.47	$0.05	29,006,026	$0.05
$0.11-0.30	9,145,786	0.40	$0.16	9,145,786	$0.16
$0.31-0.50	8,104,470	8.11	$0.41	5,558,720	$0.43

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

As at June 30, 2006 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2006 the aggregate intrinsic value of options and warrants outstanding was $9,194,780 and the aggregate intrinsic value of options and warrants exercisable was $9,184,780. Total intrinsic value of options exercised during the six months ended June 30, 2006 was $340,700. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

At June 30, 2006 there was $513,625 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.39 years.

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

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). As at June 30, 2006, the Company has borrowed a total of $500,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At June 30, 2006, the loan balance due to Bravenet including accrued interest is $579,591.

From January 1, 2005 to April 30, 2006, Bravenet provided the Company customer promotion and lead generation services. For the three months ended June 30, 2006 and 2005, $31,320 and $93,380 in sales expenses payable to Bravenet were accrued respectively. For the six months ended June 30, 2006 and 2005, $122,279 and $179,051 in sales expenses payable to Bravenet were accrued respectively. Interest is accrued at 10% per annum. At June 30, 2006, the balance due to Bravenet for service fees including accrued interest is $497,874.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $6,250 per month. As at June 30, 2006, the balance due to Bravenet for unpaid computer hosting and maintenance services was $12,500. No interest is required to be accrued on this amount.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,630 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. As at June 30, 2006, the balance due to Harrison for unpaid office rent is $19,262. No interest is required to be accrued on this amount.

At June 30, 2006, the Company owed a total of $202,284 to officers of the Company for amounts advanced to the company and for accrued salary. No interest is required to be accrued on these amounts. An additional $352,729 of accrued salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

4.	STOCKHOLDERS’ DEFICIT

a) Common stock

During the three months ended June 30, 2006, we issued a total of 340,298 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. A total of 710,000 stock options were exercised at an average exercise price of $0.22. The Company received total cash proceeds of $16,000 related to the exercise of 80,000 stock options. The average exercise price was $0.20 per share. The Company repurchased a total of 369,702 shares of common stock to pay a total exercise price of $137,000 for the exercise of 630,000 stock options. The repurchased common stock was valued based on the closing price of our common stock on the dates of the transactions. The average of the value of the shares repurchased was $0.37 per share.

5.	SUPPLEMENTARY CASH FLOW INFORMATION

Six months ended June 30:	2006	2005
Cash paid for
Interest	$1,035	$827
Cash received for
Interest	9,085	—
Cash paid for taxes	—	—
Exercise of stock options with mature shares of common stock	—	258,000

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

QuoteMedia, Inc. has been named as a defendant in litigation pending in the Ontario Court of Justice, Canada. The action was filed on May 12, 2006 by FRI Corporation (“FRI”) against QuoteMedia, Inc. as the sole Defendant.

FRI, a former data provider for QuoteMedia, filed the suit after QuoteMedia ceased using FRI’s services. The Plaintiff is claiming damages in the estimated amount of $200,000.00 Canadian dollars, based on alleged contractual and copyright breaches by QuoteMedia, Inc. QuoteMedia is of the view that the claim is non-meritorious and it will be aggressively defending itself against the claim while pursuing its own contemplated counterclaim against FRI.

The action is at its preliminary stage. As stated, the Company believes the action is without merit and its defense will be fully prosecuted. However, there can be no assurance that an unfavorable outcome would not have a material adverse effect on Quotemedia’s operating results, liquidity or financial position. The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

In February 2006, we entered into an agreement with Penson Worldwide, Inc.’s technology and brokerage affiliates, Nexa Technologies, Inc. and SAMCO Financial Services, Inc. With this new agreement, we became our own primary data provider, with control over the depth, speed, quality, and security of our market data. Our existing products are now powered by highly accurate and low latency market data, and we are able to redistribute this data to allow us to enter into a new market of providing high quality data in streaming feeds.

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

Results of Operations – Three and six month periods ended June 30, 2006 and June 30, 2005

Revenue Summary

	2006	2005	Change ($)	Change (%)
Licensing revenue
For the three months ended June 30,	$852,871	$554,605	$298,266	54%
For the six months ended June 30,	$1,691,137	$998,028	$693,109	69%

Licensing revenue has increased 54% and 69% when comparing the three and six month periods ended June 30, 2006 and 2005. These increases reflect sales growth for both our financial data products and Quotestream offerings.

We expanded our line of Financial Data Products, which includes XML market data feeds. This resulted in $109,084 (28%) and $358,625 (50%) increases in Financial Data Product revenue when comparing the three and six month periods ended June 30, 2006 and 2005. The number of Quotestream subscribers and the average subscription revenue per user increased during the period, resulting in $189,182 (118%) and $334,484 (117%) increases in Quotestream revenue when comparing the three and six month periods ended June 30, 2006 and 2005. Part of this Quotestream revenue growth is attributable to the licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $75,000 and $150,000 for the three and six month periods ended June 30, 2006. No barter revenue contributed to revenue reported in the comparative 2005 periods.

Cost of Revenue and Gross Profit Summary

	2006	2005	Change ($)	Change (%)
For the three months ended June 30,
Cost of revenue	$326,644	$179,765	$146,879	82%
Gross profit	$526,227	$374,840	$151,387	40%
Gross margin %	62%	68%
For the six months ended June 30,
Cost of revenue	$611,897	$310,208	$301,689	97%
Gross profit	$1,079,240	$687,820	$391,420	57%
Gross margin %	64%	69%

Our cost of revenue consists of stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased 82% and 97% when comparing the three and six month periods ended June 30, 2006 and 2005. The increase is primarily due to communication costs associated with our new data feed implemented in February 2006. The increase is also due to additional data feeds required for new products and features offered in 2006 and increased variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable periods. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 62% for the three month period ended June 30, 2006, from 68% in the comparable period. Our gross margin percentage decreased to 64% for the six month period ended June 30, 2006, from 69% in the comparable period.

Operating Expenses Summary

	2006	2005	Change ($)	Change (%)
For the three months ended June 30,
Total operating expenses	$612,789	$423,922	$188,867	45%
Breakdown:
Sales and marketing	208,226	108,808	99,418	91%
General and administrative	288,453	206,338	82,115	40%
Software development	116,110	108,776	7,334	7%
For the six months ended June 30,
Total operating expenses	$1,215,913	$798,518	$417,395	52%
Breakdown:
Sales and marketing	372,060	206,012	166,048	81%
General and administrative	600,227	395,749	204,478	52%
Software development	243,626	196,757	46,869	24%

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $99,418 and $166,048 for the three and six month periods respectively ended June 30, 2006 when compared with the same periods in fiscal 2005. The increases are primarily due to $75,000 and $150,000 in non-cash advertising costs incurred in the three and six month periods ended June 30, 2006. In the fourth quarter of 2005, we started receiving advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. The increase in sales and marketing expenses is also due to $15,948 in stock based compensation expenses incurred in the three and six month periods ended June 30, 2006. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

Commencing May 1, 2006, we moved our lead generation services in house. Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc, now performs lead generation services for Quotemedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc. The President and Chief Executive Officer of Quotemedia, Ltd. is a control person of Bravenet Web Services Inc.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $82,115 and $204,478 for the three and six month periods respectively ended June 30, 2006 when compared with the same periods in fiscal 2005. Commencing May 2006, Quotemedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expenses for the three and six month periods ending June 30, 2006 when compared with the same periods in fiscal 2005. We made competitive salary adjustments for existing employees and added a new administrative employee, resulting in increased salary expense for the three and six month periods ending June 30, 2006, when compared to the same fiscal periods in 2005. Depreciation expense increased when compared to the same fiscal periods in 2005, due to the purchase of new computer equipment and the amortization of capitalized software development costs. Bad debt expenses also increased as a function of the increase in revenue from the comparable periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $7,334 and $46,869 for the three and six month periods respectively ended June 30, 2006 when compared to the same periods in fiscal 2005. The increase is due to competitive salary adjustments for existing employees, and the addition of four new software development personnel compared to the same fiscal periods in 2005. The increase in development costs are a result of our technology expansion and reconfiguration program. This program is being undertaken in preparation for our entry into the raw financial data feed provisioning and direct access trading markets, anticipated late 2006.

The increases in software development costs are also due to $35,942 and $60,828 in stock based compensation expenses recognized in the three and six month periods ended June 30, 2006, resulting from vesting of stock options granted to software development personnel. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

We capitalized $75,680 and $118,438 of development costs respectively for the three and six month periods ending June 30, 2006. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life. No application software development costs were capitalized in the comparative periods in 2005.

We anticipate that software development expenses will continue to increase in the future as additional software developers are added.

Other Income and (Expense) Summary

	2006	2005
For the three months ended June 30,
Total other income and (expenses)	$(31,861)	$(12,341)
Breakdown:
Foreign exchange loss	(2,989)	(59)
Interest expense	(27,260)	(9,695)
Loss of disposal of equipment	(1,612)	(2,587)
For the six months ended June 30,
Total other income and (expenses)	$(53,762)	$(20,525)
Breakdown:
Foreign exchange loss	(4,376)	(580)
Interest expense	(47,774)	(17,358)
Loss of disposal of equipment	(1,612)	(2,587)

Foreign Exchange Adjustment

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased in the three and six month periods ended June 30, 2006 due to additional borrowings compared to same fiscal periods in 2005. Interest is accrued at rates ranging from the prime bank rate minus 1% to 10% per annum.

Loss on Disposal of Equipment

In April 2006, we wrote off obsolete computer equipment that had a net book value of $1,612. In June 2005, Quotemedia, Ltd., our wholly owned subsidiary, moved into larger office premises. As a result of this move, we wrote off $2,587 which represented the net book value of the leasehold improvements associated with the previous office premises.

Net income (loss) for the period

As a result of the foregoing, the net loss for the three months ended June 30, 2006 was $118,423 or less than $(0.01) per share compared to a loss of $61,423 and less than $(0.01) per share for the three months ended June 30, 2005. The net loss for the six months ended June 30, 2006 was $190,435 or less than $(0.01) per share compared to a loss of $131,223 and less than $(0.01) per share for the six months ended June 30, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three and six months ended June 30, 2006, our net loss was $44,907 and $78,762 greater respectively than if we had continued to account for stock-based compensation under APB opinion No. 25.

Liquidity and Capital Resources

Our cash totaled $734,958 at June 30, 2006, as compared with $670,078 at December 31, 2005, an increase of $64,880. Net cash of $357,625 was provided by operations for the six months ended June 30, 2006, primarily resulting from an increase in accounts payable and amounts due to related parties, offset by our net loss for the period. Net cash used in investing activities for the six months ended June 30, 2006 was $278,745 resulting from the purchase of new equipment and intangible assets and capitalized software development costs. Net cash used in financing activities for the six months ended June 30, 2006 was $14,000, resulting from the repayment of amounts due to related parties, offset by cash received from the exercise of stock options during the period.

We have generated positive cash flows from operations since 2004. We believe this will continue for at least the next 12 months, as our revenue is recurring in nature based on client contracts which have one to three year terms.

Our current liabilities include $73,100 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $253,853 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - Information about legal proceedings is set forth in Note 6 to the unaudited consolidated financial statements included in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

ITEM 5.	OTHER INFORMATION – NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: August 10, 2006

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)