Form 10QSB
period 2006-09-30
QUOTEMEDIA  INC
filed 2006-11-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On October 31, 2006, the Registrant had 64,278,135 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2006
ASSETS
Current assets:
Cash	$823,553
Accounts receivable, net	147,024
Prepaid expenses	204,329
Deposits	38,242

Total current assets	1,213,148
Property and equipment, net	411,527
Intangible assets	193,995

Total assets	$1,818,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$284,056
Deferred revenue	315,658
Current portion of amounts due to related parties	255,930

Total current liabilities	855,644

Other long-term liabilities	14,309
Long-term portion of amounts due to related parties	1,692,663
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 64,278,135 shares issued and outstanding	64,278
Additional paid-in capital	6,575,991
Accumulated deficit	(7,384,215)

Total stockholders’ deficit	(743,946)
Total liabilities and stockholders’ deficit	$1,818,670

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
OPERATING REVENUE
Licensing revenue	$960,111	$667,148	$2,651,248	$1,665,176
Cost of revenue	378,116	184,024	990,013	494,232

Gross Profit	581,995	483,124	1,661,235	1,170,944

OPERATING EXPENSES
Sales and marketing	244,818	119,354	616,878	325,366
General and administrative	329,201	213,062	929,428	608,811
Software development	134,906	136,085	378,532	332,842

	708,925	468,501	1,924,838	1,267,019

OPERATING INCOME (LOSS)	(126,930)	14,623	(263,603)	(96,075)
OTHER INCOME AND EXPENSES
Foreign exchange loss	(9,224)	519	(13,600)	(61)
Interest expense, net	(27,889)	(12,162)	(75,663)	(29,520)
Loss on disposal of equipment	—	—	(1,612)	(2,587)

	(37,113)	(11,643)	(90,875)	(32,168)

NET INCOME (LOSS)	(164,043)	2,980	(354,478)	(128,243)

INCOME (LOSS) PER SHARE
Basic and diluted loss per share	$(0.00)	$0.00	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	63,156,154	60,841,090	62,142,679	59,757,978
Diluted	63,156,154	94,216,794	62,142,679	59,757,978

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(354,478)	$(128,243)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation	60,693	11,665
Loss on disposal of equipment	1,612	2,587
Bad debt expense	39,239	14,584
Stock based compensation expense	123,987	10,500
Cancellation of capital stock	(12,750)	—
Non-cash barter revenue	(225,000)	—
Non-cash barter advertising expense	225,000	—
Changes in assets and liabilities:
Accounts receivable	6,497	(137,872)
Prepaid expenses	(30,843)	(10,816)
Deposits	1,227	(30,102)
Accounts payable and amounts due to related parties	711,781	432,239
Deferred revenue	130,975	73,358

Net cash provided by operating activities	677,940	237,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and intangible assets	(510,465)	(29,328)

Net cash used in investing activities	(510,465)	(29,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from related parties	(30,000)	(56,750)
Loans from related parties	—	250,000
Issuance of capital stock for cash, net	16,000	—

Net cash provided by (used in) financing activities	(14,000)	193,250

Net increase in cash	153,475	401,822
Cash, beginning of period	670,078	131,265

Cash, end of period	$823,553	$533,087

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

c) Barter revenue

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at September 30, 2006, $150,000 in unused advertising credits was included in prepaid expenses.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Barter revenue earned	$75,000	—	$225,000	—
Advertising credit used	$75,000	—	$225,000	—

d) Property and Equipment

As at September 30, 2006:	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$192,382	$46,145	$146,237
Office furniture and equipment	43,775	12,751	31,024
Leasehold improvements	28,579	3,821	24,758
Capitalized application software	240,321	30,813	209,508

	$505,057	$93,530	$411,527

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the three and nine months ended September 30, 2006, the Company capitalized $78,162 and $196,599 in costs respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three and nine months ended September 30, 2006, amortization expenses associated with the

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

internally developed application software was $15,740 and $29,543 respectively. At September 30, 2006, the remaining book value of the application software was $209,508.

Depreciation expense totaled $28,479 and $4,879 for the three months ended September 30, 2006 and 2005 respectively. Depreciation expense totaled $60,693 and $11,665 for the nine months ended September 30, 2006 and 2005 respectively.

e) Intangible Assets

As at September 30, 2006:	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets
Purchase option for office building	$10,000	$179	$9,821

	$10,000	$179	$9,821

Unamortized intangible assets
Goodwill associated with purchase of business unit	$110,000
Software licenses	63,522
Domain names	10,652

	$184,174

On September 29, 2006, Quotemedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., purchased a business unit of Bravenet Web Services Inc. (see Related Party Transaction Note 3). The business unit had been providing the Company customer promotion and lead generation services. The business unit was comprised of a total of 10 sales and customer service employees. The purchase price of $110,000 was entirely attributed to intangible assets as there were no tangible assets included in the purchase.

Amortization for amortized intangible assets is based on the assets useful lives. For the three and nine months ended September 30, 2006, amortization expense for amortized intangible assets was $179. There was no amortization expense for intangible assets in the comparative periods.

f) Stock based compensation

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At September 30, 2006, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

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

As a result of adopting SFAS 123(R) on January 1, 2006, for the three and nine months ended September 30, 2006, our net loss was $45,225 and $123,987 greater respectively than if we had continued to account for stock-based compensation under APB opinion No. 25. The effect on basic and diluted loss per share for the three and nine months ended September 30, 2006 was insignificant.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2006 was comprised as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Sales and marketing	$7,974	$23,922
General and administrative	2,061	4,047
Software development	35,190	96,018

Total stock-based compensation expense	$45,225	$123,987

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

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

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the three and nine months ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss):
As reported	$2,980	$(128,243)
Add: Stock compensation expense recorded in the financial statements	10,500	10,500
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(869,149)	(926,687)

Pro forma	$(855,669)	$(1,044,430)

Basic and diluted earnings (loss) per share:
As reported	$0.00	$(0.00)
Pro forma	$(0.01)	$(0.02)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	n/a	—	—	—
Expected stock price volatility	n/a	96%	71%	96%
Risk-free interest rate	n/a	4%	4%	4%
Expected life of options	n/a	5.1 years	6.25 years	5.1 years
Weighted average fair value of options granted	n/a	$0.34	$0.21	$0.34

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

The following table represents stock option and warrant activity for the nine months ended September 30, 2006:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	47,286,282	$0.13

Granted	1,000,000	$0.31
Stock options exercised	(2,710,000)	$0.22
Warrants exercised	(3,616,408)	$0.15
Forfeited/expired	(370,000)	$0.16

Outstanding at September 30, 2006	41,589,874	$0.11

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

The following table summarizes our non-vested stock option activity for the nine months ended September 30, 2006:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2005	1,856,500	$0.40

Granted during the period	1,000,000	$0.31
Vested during the period	(443,125)	$0.40
Forfeited during the period	(15,000)	$0.37

Non-vested stock options and warrants at September 30, 2006	2,398,375	$0.36

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.05-0.10	29,006,026	1.21	$0.05	29,006,026	$0.05
$0.11-0.30	4,479,378	0.46	$0.17	4,479,378	$0.17
$0.31-0.50	8,104,470	7.86	$0.41	5,706,095	$0.43

As at September 30, 2006 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2006 the aggregate intrinsic value of options and warrants outstanding was $6,743,521 and the aggregate intrinsic value of options and warrants exercisable was $6,743,521. Total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1,608,651. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

At September 30, 2006 there was $461,968 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.19 years.

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

g) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation clarifies the methodology for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although for the company this Interpretation is not effective until January 1, 2007, this statement does require disclosure of the effects of adoption in the December 31, 2006 consolidated financial statements. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe that the adoption of SAB 108 will have an impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

h) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net income (loss).

3.	RELATED PARTY TRANSACTIONS

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). As at September 30, 2006, the Company has borrowed a total of $500,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At September 30, 2006, the loan balance due to Bravenet including accrued interest is $594,202.

From January 1, 2005 to April 30, 2006, Bravenet provided the Company customer promotion and lead generation services. Beginning May 1, 2006, Quotemedia, Inc. began negotiations to purchase the Bravenet business unit that provided Quotemedia, Inc. its customer promotion and lead generation services. On May 1, 2006, Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc, assumed the responsibility for paying the salaries and related expenses for the Bravenet personnel that provided customer promotion and lead generation services to Quotemedia, Inc. Effective May 1, 2006 Quotemedia, Inc. terminated its obligation to pay Bravenet any fees for customer promotion and lead generation services.

On September 29, 2006, Quotemedia, Ltd. finalized the purchase of the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The business unit was comprised of a total of 10 sales and customer service employees. The purchase price of $110,000 was entirely attributed to intangible assets as there were no tangible assets included in the purchase. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at September 30, 2006. Interest of 7% will be accrued on unpaid amounts due to Bravenet related to this transaction.

For the nine months ended September 30, 2006 and 2005, Quotemedia incurred $122,279 and $279,451, respectively, of sales expenses related to customer promotion and lead generation services provided by Bravenet. No sales expenses related to services provided by Bravenet were incurred for the three months ended September 30, 2006, as Quotemedia, Inc. terminated its obligation to pay Bravenet fees for customer promotion and lead generation effective May 1, 2006. For the three months ended September 30, 2005, Quotemedia incurred $100,400 in sales expenses related to customer promotion and lead generation services provided by Bravenet. At September 20, 2006, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties. Interest is accrued at 10% per annum. At September 30, 2006, the balance due to Bravenet for service fees including accrued interest is $510,425.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $6,250 per month. At September 30, 2006, all amounts due to Bravenet related to computer hosting and maintenance services have been accrued in amounts due to related parties. At September 20, 2006, the balance due to Bravenet for unpaid computer hosting and maintenance services was approximately $33,700. This amount includes interest accrued at 7%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,630 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At September 30, 2006, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at September 30, 2006, the balance due to Harrison for unpaid office rent is approximately $48,400. This amount includes interest accrued at 7%.

At September 30, 2006, the Company owed a total of $202,284 to officers of the Company for amounts advanced to the company and for accrued salary. No interest is required to be accrued on these amounts. An additional $415,751 of accrued salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4.	STOCKHOLDERS’ DEFICIT

a) Common stock

During the three months ended September 30, 2006, we issued a total of 340,298 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. A total of 4,516,408 stock options were exercised at an average exercise price of $0.16. The Company repurchased a total of 1,126,000 shares of common stock to pay a total exercise price of $388,800. An additional 1,043,204 shares of previously held mature shares of our common stock were surrendered to pay an exercise cost of $312,961. The surrendered common stock was subsequently cancelled. The repurchased and surrendered common stock was valued based on the closing price of our common stock on the dates of the transactions. The average of the value of the shares repurchased and surrendered was $0.32 per share.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

5.	SUPPLEMENTARY CASH FLOW INFORMATION

Nine months ended September 30:	2006	2005
Cash paid for
Interest	$1,426	$827
Cash received for
Interest	15,522	—
Cash paid for taxes	—	—
Exercise of stock options with mature shares of common stock	312,961	258,000

6.	COMMITMENTS AND CONTINGENCIES

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

Results of Operations – Three and nine month periods ended September 30, 2006 and September 30, 2005

Revenue Summary

	2006	2005	Change ($)	Change (%)
Licensing revenue
For the three months ended September 30,	$960,111	$667,148	$292,963	44%
For the nine months ended September 30,	$2,651,248	$1,665,176	$986,072	59%

Licensing revenue has increased 44% and 59% when comparing the three and nine month periods ended September 30, 2006 and 2005. These increases reflect sales growth for both our financial data products and Quotestream offerings.

We expanded our line of Financial Data Products, which includes XML market data feeds. This resulted in $142,701 (32%) and $501,326 (43%) increases in Financial Data Product revenue when comparing the three and nine month periods ended September 30, 2006 and 2005. The number of Quotestream subscribers and the average subscription revenue per user increased during the period, resulting in $150,262 (70%) and $484,746 (97%) increases in Quotestream revenue when comparing the three and nine month periods ended September 30, 2006 and 2005. Part of this Quotestream revenue growth is attributable to the licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $75,000 and $225,000 for the three and nine month periods ended September 30, 2006. No barter revenue contributed to revenue reported in the comparative 2005 periods.

Cost of Revenue and Gross Profit Summary

	2006	2005	Change ($)	Change (%)
For the three months ended September 30,
Cost of revenue	$378,116	$184,024	$194,092	105%
Gross profit	$581,995	$483,124	$98,871	20%
Gross margin %	61%	72%
For the nine months ended September 30,
Cost of revenue	$990,013	$494,232	$495,781	100%
Gross profit	$1,661,235	$1,170,944	$490,291	42%
Gross margin %	63%	70%

Our cost of revenue consists of stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased 105% and 100% when comparing the three and nine month periods ended September 30, 2006 and 2005. The increase is primarily due to communication costs associated with our new data feed implemented in February 2006. The increase is also due to additional data feeds required for new products and features offered in 2006 and increased variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable periods. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 61% for the three month period ended September 30, 2006, from 72% in the comparable period. Our gross margin percentage decreased to 63% for the nine month period ended September 30, 2006, from 70% in the comparable period.

Operating Expenses Summary

	2006	2005	Change ($)	Change (%)
For the three months ended September 30,
Total operating expenses	$708,925	$468,501	$240,424	51%
Breakdown:
Sales and marketing	244,818	119,354	125,464	105%
General and administrative	329,201	213,062	116,139	55%
Software development	134,906	136,085	(1,179)	(1%)

For the nine months ended September 30,
Total operating expenses	$1,924,838	$1,267,019	$657,819	52%
Breakdown:
Sales and marketing	616,878	325,366	291,512	90%
General and administrative	929,428	608,811	320,617	53%
Software development	378,532	332,842	45,690	14%

Sales and Marketing

Sales and marketing consists primarily of marketing, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $125,464 and $291,512 for the three and nine month periods respectively ended September 30, 2006 when compared with the same periods in fiscal 2005. The increases are primarily due to $75,000 and $225,000 in non-cash advertising costs incurred in the three and nine month periods ended September 30, 2006. In the fourth quarter of 2005, we started receiving advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. The increase in sales and marketing expenses is also due to $7,974 and $23,922 in stock based compensation expenses incurred in the three and nine month periods ended September 30, 2006. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

Commencing May 1, 2006, we moved our lead generation services in house. Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc, now performs lead generation services for Quotemedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc. The President and Chief Executive Officer of Quotemedia, Ltd. is a control person of Bravenet Web Services Inc.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $116,139 and $320,617 for the three and nine month periods respectively ended September 30, 2006 when compared with the same periods in fiscal 2005. Commencing May 2006, Quotemedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expenses for the three and nine month periods ending September 30, 2006 when compared with the same periods in fiscal 2005. We made competitive salary adjustments for existing employees and added a new administrative employee, resulting in increased salary expense for the three and nine month periods ending September 30, 2006, when compared to the same fiscal periods in 2005. Depreciation expense increased when compared to the same fiscal periods in 2005, due to the purchase of new computer equipment and the amortization of capitalized software development costs. Bad debt expenses also increased as a function of the increase in revenue from the comparable periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses decreased $1,179 for the three months ended September 30, 2006, and increased $45,690 for the nine months ended September 31, 2006, when compared to the same periods in fiscal 2005. During 2006, total salary expense for software development personnel increased, as we made competitive salary adjustments for existing employees, and added four new software development personnel compared to the same fiscal periods in 2005. Additional software development personnel were required for our technology expansion and reconfiguration program. This program is being undertaken in preparation for our entry into the raw financial data feed provisioning and direct access trading markets, anticipated late 2006.

For the three and six month periods ended September 30, 2006, we incurred $35,190 and $96,018 in stock based compensation expenses, resulting from vesting of stock options granted to software development personnel. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

The increases in software development expenses noted above were offset by software development costs capitalized in 2006. We capitalized $78,162 and $196,599 of development costs respectively for the three and nine month periods ending September 30, 2006. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life. No application software development costs were capitalized in the comparative periods in 2005.

Other Income and (Expense) Summary

	2006	2005
For the three months ended September 30,
Total other income and (expenses)	$(37,113)	$(11,643)
Breakdown:
Foreign exchange loss	(9,224)	519
Interest expense	(27,889)	(12,162)
Loss of disposal of equipment	—	—
For the nine months ended September 30,
Total other income and (expenses)	$(90,875)	$(32,168)
Breakdown:
Foreign exchange loss	(13,600)	(61)
Interest expense	(75,663)	(29,520)
Loss of disposal of equipment	(1,612)	(2,587)

Foreign Exchange Adjustment

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased in the three and nine month periods ended September 30, 2006 due to additional borrowings compared to same fiscal periods in 2005. Interest is accrued at rates ranging from the prime bank rate minus 1% to 10% per annum.

Loss on Disposal of Equipment

In April 2006, we wrote off obsolete computer equipment that had a net book value of $1,612. In June 2005, Quotemedia, Ltd., our wholly owned subsidiary, moved into larger office premises. As a result of this move, we wrote off $2,587 which represented the net book value of the leasehold improvements associated with the previous office premises.

Net income (loss) for the period

As a result of the foregoing, the net loss for the three months ended September 30, 2006 was $164,043 or less than $(0.01) per share compared to net income of $2,980 and less than $0.01 per share for the three months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 was $354,478 or $(0.01) per share compared to a loss of $128,243 and less than $(0.01) per share for the nine months ended September 30, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three and nine months ended September 30, 2006, our net loss was $45,225 and $123,987 greater respectively than if we had continued to account for stock-based compensation under APB opinion No. 25.

Liquidity and Capital Resources

Our cash totaled $823,553 at September 30, 2006, as compared with $670,078 at December 31, 2005, an increase of $153,475. Net cash of $677,940 was provided by operations for the nine months ended September 30, 2006, primarily resulting from an increase in accounts payable and amounts due to related parties, offset by our net loss for the period. Net cash used in investing activities for the nine months ended September 30, 2006 was $510,465 resulting from the purchase of new equipment and intangible assets and capitalized software development costs. Net cash used in financing activities for the nine months ended September 30, 2006 was $14,000, resulting from the repayment of amounts due to related parties, offset by cash received from the exercise of stock options during the period.

We have generated positive cash flows from operations since 2004. We believe this will continue for at least the next 12 months, as our revenue is recurring in nature based on client contracts which have one to three year terms.

Our current liabilities include $255,930 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $315,658 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 14, 2006

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)