Form 10KSB
period 2006-12-31
QUOTEMEDIA  INC
filed 2007-04-02
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

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

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13or 15(d) of the Exchange Act.  ☐

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

Issuer’s revenue for its most recent fiscal year: $3,742,534.

As of March 2, 2007, there were outstanding 65,670,373 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (50,827,569 shares) based on the closing price of the issuer’s common stock as reported on the NASD Over the Counter Bulletin Board, or OTCBB, on March 2, 2007, was $16,773,098. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2006

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Description of Business-Risk Factors.”

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

QuoteMedia, Inc. (OTCBB: QMCI) is a leading provider of financial stock market data, market news feeds, market research information, and financial software solutions to online brokerages, clearing firms, banks, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate Investor Relations provisioning, news services, wireless applications, and custom development.

We have created a scalable system that aggregates, manages, and streams information from the stock exchanges, and from other information and content feeds, across both the Web and dedicated telecommunication lines. Because Quotemedia is a comprehensive single source market data provider, our clients are not required to deal with multiple data vendors, many of which continue to employ outdated infrastructures and delivery technologies. This allows our clients to license comprehensive financial information applications and raw data feeds more efficiently and cost-effectively.

QuoteMedia offers clients the advantages of a single source for a broad range of data, information and services, including:

•	Streaming Real-time Data Feeds

•	Mobile/PDA Wireless Solutions

•	News Feed Aggregation and Delivery

•	Streaming, Dynamic Content

•	Complete Portfolio Management

•	Corporate Investor Relations Solutions

•	Internet Data and Product Provisioning

•	Custom Software Application Development

•	Research Information Supply

Our array of data-delivery solutions are fast, lightweight, reliable, and easy to implement across all platforms. Our products are technologically advanced, providing a framework for quick implementation, seamless client integration and complete customization.

We are a United States reporting public company which was incorporated in the State of Nevada. Our shares are listed on the NASDAQ:OTCBB under the trading symbol QMCI. Our corporate head office is located at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions and subsidiaries.

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

Products and Services

QuoteMedia has developed a full range of financial data and market information solutions which are licensed to our clients on a monthly, quarterly, or annual basis. Our products and services are divided into three main categories: Data Feed Services; Interactive Content and Data Applications; and Portfolio Management Systems.

Data Feed Services

QuoteMedia offers comprehensive, ultra low latency, tick-by-tick enterprise level streaming market data feeds with complete coverage of all North American Exchanges, including equities, options, futures, commodities, currencies, mutual funds, and indices. Supplemental fundamental, historical, and analytical data is also available, keyed to the same symbology for a complete market data solution. The data is normalized for ease of use, and is available in a wide range of formats and delivery methods, from streaming tick-by-tick; real-time feeds delivered via dedicated telecommunications lines to XML feeds, delivering aggregated data to clients over the Internet.

Interactive Content and Data Applications

QuoteMedia offers a unique suite of customizable applications that clients can embed in their website to display financial data in a wide variety of formats. Clients may choose from our complete data solution packages or individual components to receive dynamic, timely financial information. Our financial data solutions offer unparalleled ease of implementation and seamless integration into our clients’ current layouts and offerings. Our Interactive Web-Based Content Applications include the following:

Quote Modules – allow users to enter information and look up various data points on equities, funds, rates, currencies and the markets. Our Quote Modules provide complete market data and supplemental data coverage. This comprehensive coverage consists of fundamental data (EPS, P/E ratio, dividends, yield, shares outstanding, market cap, etc.), analytical statistics (52 wk high/low, moving averages, average volumes, moving performance numbers), historical EOD data (fully adjusted and keyed historical data), market updates, North American indices, market movers, actives, gainers, losers, Company Information (business description, address, phone, fax, auditors, officers, etc.), classification codes (sector, industry, NAICS, SIC, CIK, etc.), share statistics (shares outstanding, float, holdings, profitability, management effectiveness, short interest, short interest ratio), as well as broader market information such as bank rates and currency values. The data returned is compact, customizable, and incorporates comprehensive information, including charts, news, historical stock prices, market depth, SEC filings, insiders, financials, and other information.

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

Market Indices – At-a-glance display of market conditions, fed directly from the major North American and International exchanges.

Charts – Markets and equity charting are available in a variety of formats. Static thumbnails or dynamic interactive charting is available to allow full market coverage charting or individual stock performance displays, including comparisons to other equities or indices, as well as the ability to plot a wide range of technical studies.

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

Investor Relations – Information on current value, historical data, charting and news, related to individual public companies, generating a turnkey and self-updating Investor Relations solution for corporate websites or Investor Relations professionals.

SMS Quotes – QuoteMedia’s SMS Quote service delivers scheduled updates of stock performance via SMS (short message service), also known as Text Messaging, to cell phones.

Portfolio Management Systems

QuoteMedia offers three leading edge portfolio managements systems: Quotestream Desktop; Quotestream Wireless; and the Web Portfolio Manager. Each of these systems can be implemented independently, or the three can be employed in conjunction to provide a complete portfolio management solution.

Quotestream™ Desktop

QuoteMedia’s proprietary software, Quotestream™, is a unique web-delivered, embedded application providing streaming real time or delayed market information, such as such as streaming stock quotes, NASDAQ Level 2 data (market depth), Toronto Stock Exchange & TSX Venture Exchange market depth, market indices, dynamic and interactive charts, options, news and research information, in an easy-to-use and highly configurable interface.

No downloads or installations are required with this quick, lightweight and robust application. It is a sophisticated streaming portfolio management solution that can readily be embedded in any web environment, allowing users to track investments and access research data with ease.

Quotestream has been designed specifically for syndication and private branding by brokerage, banking, and other corporate clients. It can be fully integrated into existing user registration databases, portfolio systems and on-line trading systems, thus enabling any brokerage, clearing firm, bank or other corporation to seamlessly complement their existing product offerings and differentiate themselves from their competition.

QuoteMedia corporate clients purchase volume licenses for their customers, gaining significant increases in customer attraction, retention and activity, and increased revenues as a result.

Quotestream offers the user ten portfolios of up to 52 symbols per portfolio, as well as market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC Filings, research, analysts and opinions, earnings forecasts, news and stock tickers, intraday through twenty year historical charting, interactive charting, news, desktop pop-up alerts, audio alerts. Users may customize their views and the order of columns to suit their preference. The design also offers a very simple point and click navigation with little or no typing involved. If the user wishes to view the application in full screen mode, by simply clicking on the float button, the applet is floated from the web page and maximized to full screen.

Quotestream™ Wireless

QuoteMedia’s Quotestream™ Wireless is a revolutionary wireless companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios over-the-air through a cellular telephone or PDA. Quotestream Wireless offers an extensive array of features and advanced functionality, and supports RIM BlackBerry, PalmOne, Sony Ericsson, Motorola, Nokia and countless other handheld devices and cellular telephones.

Quotestream Wireless can be integrated with any brokerage/clearing firm’s existing on-line trading platform without the installation of expensive Business Enterprise Servers. QuoteMedia’s Quotestream Wireless is a revolutionary wireless companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices.

Quotestream Wireless offers an extensive array of features and advanced functionality, and supports RIM BlackBerry, PalmOne, Sony Ericsson, Motorola, Nokia (trademarks owned by respect companies) and countless other handheld devices and cellular telephones. Quotestream supports the largest selection of web based phone/pda’s of any supplier in the market. Quotestream™ Wireless and Quotestream™ Desktop are true companion products as any changes made to portfolios in either application are automatically reflected in the other.

Web Portfolio Manager

The Web Portfolio Manager is a user friendly yet powerful solution allowing users to track their holdings, conduct in-depth research and analyze performance for all stocks, mutual funds and indices listed on any of the major North American exchanges.

The Web Portfolio Manager provides immediate web access to detailed Quote Data, Market and Company News, Charting, Depth / Level II, Filings, Historical Data, Snap Quotes and more, the Web Portfolio Manager is an efficient and economical solution for both the new and experienced investor.

The Web Portfolio Manager offers corporate clients such as banks, wealth management companies, brokerages, clearing firms and web portals an ideal opportunity to cost-effectively provide premium online portfolio management services for their investor clientele.

The Web Portfolio Manager can be integrated with the Quotestream products, so that changes in any one platform are reflected across the other systems, and real-time data entitlements are consistent across the board.

New Products and Services

We continue to introduce new and advanced products and services for 2006 and 2007.

During 2006 the company developed and prepared for the 2007 launch of new low latency data feed services which will offer broad based multiple content feeds to a large new customer base. Refinements to these services and their ‘offering packages’ will continue throughout 2007, as marketing activities are ramped up. In addition, the company began development work in 2006 to bring in new international data, including real-time data from the London Stock Exchange, to service the market for our desktop and wireless products which is emerging in Europe. The company expects to selectively pursue new business opportunities in Europe in 2007, particularly with the addition of equity data from the major international exchanges.

QuoteMedia will launch its new Quotestream II streaming desktop and wireless product in the first half of 2007. The upgraded new generation of our highly successful Quotestream wireless/desktop product will feature rich new content, charting and other advanced features not found in the existing product. Quotestream II will provide true ‘tick by tick’ market data and has been expressly designed to support the Investment Professional market.

Additional new and upgraded versions of QuoteMedia’s financial applications in such areas as news, charting, screening, mutual funds, and advanced research information are expected in 2007.

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

• Online Brokerages • Full Service Brokerage Firms • Banks and other Financial Institutions • Financial Web Sites • Web Portals • Public Companies • Investor Relations Firms	• Corporate Financial Intranets and Extranets • Mutual Fund Companies • Internet Service Providers • Media Companies • Publishers • Wealth Management Companies • Individual Traders and Investors

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

Superior Products – Our goal has always been to create the best products on the market. We develop all of our products in-house and take pride in creating quality applications. Our products stand out for their superior design, user-friendliness, and ease of implementation, customizability, reliability, data speed, accuracy and comprehensiveness.

Custom Development – QuoteMedia’s ability to provide complete custom design and development services differentiates us from our competitors. We are able to create custom market data applications and software architected precisely to our clients’ specifications, and the speed that we are able to take a product from concept to deliverable, truly sets us apart.

Data Speed and Quality – Our connections to the world’s exchanges for equities and derivatives have most sources of latency removed. This allows us to deliver extremely fast, accurate, and reliable data.

Single Source Provider – Clients are eager to acquire premium market data feeds, financial applications, streaming solutions, and news and research information from a single source provider. Rather than having to license applications, information and market data from multiple sources, our clients enjoy the benefits of dealing with a single comprehensive market data supplier.

Cutting Edge Data Delivery Technology– We use state-of-the-art hardware and software systems for maximum speed and efficiency. This provides us with a distinct advantage over our competitors, most of whom use outdated data delivery technologies based on legacy style data networks.

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

Low Infrastructure Costs – Because of the unique technological advancements in data delivery developed by our company, our distribution model and the strategic partnerships that are in place, we have maintained very low corporate overhead. All of our development is completed in-house, resulting in significant cost efficiencies. This allows us to focus our resources on data management, data acquisition, customer satisfaction, and business development activities. Our low cost base of development and operation also allows us to maintain very competitive pricing.

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg, Reuters, Thompson, Comstock, IDC (eSignal), Stockgroup, Financial Content, Prophet.net and Money.net are some of the data providers in this highly competitive market place.

While there are many financial data providers, what mainly differentiates us from others is that we offer clients a comprehensive solution for stock market related information provisioning with more advanced technologies than employed by our competitors. Our diversity of technical expertise, agile responsiveness to custom corporate requirements and development needs, and proven commitment to superior delivery technologies have established QuoteMedia as a frontrunner in the financial market data industry.

QuoteMedia’s array of products benefit clients with an exceptional number of strong technical differentiators in embedded, fully private-labeled and seamlessly integrated environments which combine to offer strong market differentiation.

Trademarks, Domain Names and Intellectual Property

We own the trademarks for “Quotemedia” and “Quotestream” and the domain names such as www.quotemedia.com; www.quotestream.com; www.quotestream.ca; www.quotemedia.co.uk. We will continue to own and protect these key assets into the future.

We protect our other intellectual property by a combination of copyrights, trademarks and confidentiality agreements with our employees, customers and other agents.

Regulatory Issues

We are not subject to any special governmental regulation concerning our supplying of products and services to the market place and we believe we are in compliance in all material respects with all existing regulations governing other aspects of our businesses.

Employees

We currently have 35 full time employees and 5 contracted employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With a successful implementation of our business plan, we may hire additional employees during fiscal 2007 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in March 2008.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in July 2008. We lease office space for lead generation staff in Parksville, British Columbia, Canada. The term of this lease expires April 2011.

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

	High	Low
Year ended December 31, 2005:
First Quarter	$0.50	$0.38
Second Quarter	0.54	0.37
Third Quarter	0.51	0.39
Fourth Quarter	0.43	0.35

Year ended December 31, 2006:
First Quarter	$0.50	$0.31
Second Quarter	0.40	0.28
Third Quarter	0.40	0.25
Fourth Quarter	0.38	0.25

Year ended December 31, 2007:
First Quarter (through March 2, 2007)	$0.40	$0.31

As of March 2, 2007, there were approximately 314 holders of record of our common stock. As of March 2, 2007, the closing price for our common stock was $0.33.

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

We have three general product lines: Data Feed Services; Interactive Content and Data Applications; and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines and XML market data feeds ready to implement with standardized Document Type Definitions (DTDs).

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes.

Our Portfolio Management Systems consist of Quotestream™ Desktop, Quotestream™ Wireless, and our Web Portfolio Management systems. Quotestream is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies. Quotestream is available to customers in both a desktop version accessible via personal computer and, concurrently, in a companion wireless version accessible via a wide variety of wireless handheld devices.

In February 2006, we entered into an agreement with Penson Worldwide, Inc.’s technology affiliate, Nexa Technologies, Inc. With this new agreement, we became our own primary data provider, with control over the depth, speed, quality, and security of our market data. Our existing products are now powered by highly accurate and low latency market data, and we are able to redistribute this data to allow us to enter into a new market of providing high quality data in streaming feeds.

We generate recurring revenue from each product line by licensing services to financial institutions, and websites. Contracts to license Quotestream to our corporate clients typically have a term of two to three years and are automatically renewed unless notice is given within 90 days. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to two years and are automatically renewed unless notice is given within 90 days.

During 2006, we achieved significant revenue growth compared to the previous year. The majority of this growth resulted from increased sales of our Interactive Content and Data Applications as we continued to expand our line of financial data products and the depth of our data offerings throughout the year. Increased subscriptions to Quotestream during the year also contributed to our revenue growth. Based only on existing contracts as of the date of this report, we anticipate that our revenue for fiscal 2007 will be significantly greater than the revenue earned in fiscal 2006. We expect revenue growth in 2007 to be primarily driven by our Financial Data Products and our new Quotestream II product offerings. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

Our operating expenses also grew significantly during 2006, as our company continued to grow and expand its product offerings. Our expenses for the year were planned to be at significantly higher than normal levels because of our decision to incur major additional development, pre-start-up and front-end marketing costs preparatory to our entry into the data feed market

Also, as anticipated, our gross profit margin decreased as a result of adding an essential new level of fixed data costs in the current period to support our entry into this major new market segment. It is expected that these increased fixed costs will be amortized, in future periods, over significantly increased related revenues resulting in a return to higher gross margins.

Our plan of operation over the next 12 months will focus on marketing our new Data Feed capabilities, releasing our new international data sets, as well as introducing and marketing Quotestream II to the Investment Professional market. We will continue to add new data content to expand our line of Financial Data Products and to licensee our Quotestream Wireless application. Opportunistically, efforts will be made to evaluate and pursue the development of additional new products that may eventually be commercialized by our company. Although not anticipated, we may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

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

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2006, $150,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2006 and 2005:

	2006	2005
Barter revenue earned	$300,000	$150,000

Advertising credits used	$300,000	—

Capitalized Application Software

Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

We exercise significant judgment in determining that capitalized application software costs meet the criteria established in FASB Statement no. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.

For the year ended December 31, 2006, the Company capitalized $273,405 in costs related to the development of new software applications and enhancements made to existing software applications. For the years ended December 31, 2006 and 2005, amortization expenses associated with the internally developed application software was $51,751 and $1,270 respectively. At December 31, 2006, the remaining book value of the application software was $264,105.

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, entitled “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement method for the recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007. We do not believe that the implementation of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 is required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year. The impact that FAS No. 157 will have on our consolidated financial statements is not yet determinable.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to us beginning in the first quarter of 2008. We are currently evaluating the impact of FAS 159 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108) regarding the process of quantifying financial statement misstatements. Effective for fiscal years ending after November 15, 2006, material misstatements in the current year may result in the need to correct prior year financial statements, even if the misstatement in the prior year(s) is considered immaterial. There is no impact from SAB No. 108 on our consolidated financial statements.

Results of Operations

Revenue

	Years ended December 31,
	2006	2005	Change ($)	Change (%)
Licensing revenue	$3,742,534	$2,466,151	$1,276,383	52%

Licensing revenue has increased 52% when comparing the years ended December 31, 2006 and 2005. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We expanded our line of Interactive Content and Data Applications, which includes XML market data feeds. This resulted in a $698,329 (43%) increase in Interactive Content and Data Application revenue when comparing the years ended December 31, 2006 and 2005. The number of Quotestream subscribers and the average subscription revenue per user increased during the year; resulting in a $578,054 (70%) increase in Portfolio Management System revenue when comparing the years ended December 31, 2006 and 2005. Part of this Portfolio Management System revenue growth is attributable to the licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $300,000 for the year ended December 31, 2006, compared to $150,000 earned in 2006.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2006	2005	Change ($)	Change (%)
Cost of revenue	$1,412,945	$703,271	$709,674	101%

Gross profit	$2,329,589	$1,762,880	$566,709	32%

Gross margin %	62%	71%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased 101% when comparing the years ended December 31, 2006 and 2005. The increase is primarily due to communication costs associated with our new data feed which was implemented in February 2006 to support the major technology expansion and reconfiguration program completed during the year. The increase is also due to additional data feeds required for new products and features which we started offering in 2006 and some that we will introduce to the market in 2007. We also realized expected increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable periods. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 62% for the year ended December 31, 2006, from 71% in the comparable period.

Operating Expenses Summary

	Years ended December 31,
	2006	2005	Change ($)	Change (%)
Sales and marketing	958,498	413,299	545,199	132%
General and administrative	1,334,860	841,101	493,759	59%
Software development	515,181	429,826	85,355	20%

Total operating expenses	$2,808,539	$1,684,226	$1,124,313	67%

Sales and Marketing

Sales and marketing consists primarily of lead generation salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $545,199 (132%) for the year ended December 31, 2006 when compared to fiscal 2005. The increase is primarily due to $300,000 in non-cash advertising costs incurred in the year ended December 31, 2006. In the fourth quarter of 2005, we started receiving advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. No advertising credits were used in fiscal 2005.

The increase in sales and marketing expenses is also due to $33,880 in stock based compensation expenses incurred in fiscal 2006. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

Commencing May 1, 2006, we moved our lead generation services in house. Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc., now performs lead generation services for Quotemedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc. The President and Chief Executive Officer of Quotemedia, Ltd. is a control person of Bravenet Web Services Inc. We hired additional lead generation personnel in 2006, which also contributed to the increase in sales and marketing expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $493,759 (59%) for year ended December 31, 2006 when compared to fiscal 2005. Commencing May 2006, Quotemedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expense for the year ended December 31, 2006 when compared to fiscal 2005. We made competitive salary adjustments for existing employees and added a new administrative employee, resulting in increased salary expense for fiscal 2006 when compared to 2005. Depreciation expense increased when compared to the same fiscal period in 2005, due to the purchase of new computer equipment and the amortization of capitalized software development costs. The increase in general and administrative expenses is also due to $29,040 in stock based compensation expenses incurred in fiscal 2006. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $85,355 (20%) for year ended December 31, 2006 when compared to fiscal 2005. During 2006, total salary expense for software development personnel increased, as we made competitive salary adjustments for existing employees, and added five new software development personnel compared to fiscal 2005. Additional software development personnel were required for our technology expansion and reconfiguration program. This program is being undertaken in preparation for our entry into the raw financial data feed provisioning markets, anticipated in 2007.

For the year ended December 31, 2006, we incurred $116,708 in stock based compensation expenses, resulting from vesting of stock options granted to software development personnel. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for stock option grants.

The increases in software development expenses noted above were offset by software development costs capitalized in 2006. We capitalized $273,405 of development costs respectively for the year ended December 31, 2006, compared to $43,722 in fiscal 2005. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	Years ended December 31,
	2006	2005
Foreign exchange loss	$(2,396)	$(1,259)
Interest expense	(111,665)	(50,091)
Loss on disposal of equipment	(1,612)	(2,587)

Total other income and (expenses)	$(115,673)	$(53,937)

Foreign Exchange Loss

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the year ended December 31, 2006 due to additional borrowings compared to fiscal 2005. Interest is accrued at rates ranging from the prime bank rate minus 1% to 10% per annum.

Loss on Disposal of Equipment

In April 2006, we wrote off obsolete computer equipment that had a net book value of $1,612. In June 2005, Quotemedia, Ltd., our wholly owned subsidiary, moved into larger office premises. As a result of this move, we wrote off $2,587 in the comparative period which represented the net book value of the leasehold improvements associated with the previous office premises.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2006 was $(594,623) or $(0.01) per share compared to a net income of $24,717 and less than $0.01 per share for the year ended December 31, 2005.

As a result of adopting SFAS 123(R) on January 1, 2006, for the year ended December 31, 2006, our net loss was $194,128 greater than if we had continued to account for stock-based compensation under APB opinion No. 25.

Liquidity and Capital Resources

Our cash totaled $886,251 at December 31, 2006, as compared with $670,078 at December 31, 2005, an increase of $216,173. Net cash of $840,285 was provided by operations for the year ended December 31, 2006, primarily resulting from an increase in accounts payable and amounts due to related parties, offset by our net loss for the period. Net cash used in investing activities for the year ended December 31, 2006 was $617,312 resulting from the purchase of new equipment and intangible assets and capitalized software development costs. Net cash used in financing activities for the year ended December 31, 2006 was $6,800, resulting from the repayment of amounts due to related parties, offset by cash received from the exercise of stock options during the period.

Our current liabilities include $412,933 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $363,785 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006, Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year end covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	64	Chairman of the Board

R. Keith Guelpa	60	President, Chief Executive Officer, and Director

David M. Shworan	39	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	40	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Since December 2002, Mr. Thompson has been President of Corpus Investments Inc., a private holding company which manages investments in a wide range of enterprises. Since 1996, Mr. Thompson has also served as the President of BIMSI Marketing Services Inc., a privately held company that manages the worldwide marketing activities on behalf of suppliers of web-based, human resource management software products used by management consulting firms and large corporations. Mr. Thompson, until recently, was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment dealer/broker involved in investment banking activities throughout North America and in Europe. Mr. Thompson also acts as a Director of several privately owned corporations. For almost 30 years, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for 5 years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

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

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company, since December 2004. Mr. Shworan has served as a director of our company since November 2000. Mr. Shworan served as our President and Chief Executive Officer from November 2002 to December 2004. Mr. Shworan is a veteran of online marketing and Internet business. Mr. Shworan is the founder of Bravenet Web Services, Inc., a webmaster tools and services site for over 8 million web developers, and has served as the Chief Executive Officer of Bravenet since September 1997. Mr. Shworan is the founder of several Internet companies, and has been a consultant to a number of other Internet companies.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2006 and 2005 earned by our Chief Executive Officer and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
R. Keith Guelpa (3)	2006	$135,000	—	—	—	$135,000
Chief Executive Officer,	2005	$120,000	—	—	—	$120,000
Quotemedia, Inc.

David M. Shworan (4)	2006	$225,000	—	—	—	$225,000
Chief Executive Officer,	2005	$225,000	—	$834,564	—	$1,059,564
Quotemedia, Ltd.

(1)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(2)	Options Awards represent the fair value of option awards granted, computed in accordance with FAS 123R.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”. During 2006, we repaid $30,000 of amounts due to Mr. Guelpa for loans made to the company in 2000 and 2001. See Item 12, “Certain Relationships and Related Transactions.”
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. Pursuant to his employment agreement, we started accruing salary payable to Mr. Shworan in June 2003. The salary accrued has been expensed but remains unpaid as of December 31, 2006. Unpaid salary owed to Mr. Shworan accrues interest at the prime bank rate minus 1%. On August 1, 2005, we granted Mr. Shworan 2,400,000 warrants for exception performance. The warrants are fully vested and have an exercise price of $0.465. The warrants expire on August 1, 2015.

Outstanding Equity Awards at Fiscal Year End

Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)		Option Exercise Date
R. Keith Guelpa	2,105,795 324,625 367,875	— — —	$ $ $	0.15 0.09 0.05	29-May-2007 04-Sep-2007 31-Oct-2007

David M. Shworan	20,000,000 200,000 2,000,000 3,000,000 2,400,000	— — — — —	$ $ $ $ $	0.05 0.05 0.05 0.075 0.465	13-Nov-2007 28-Feb-2008 08-May-2008 08-May-2008 01-Aug-2015

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004. We expect that a new employment agreement for Mr. Guelpa will be executed in 2007. Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia Ltd., a wholly owned subsidiary of Quotemedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement. We expect that an employment agreement for Mr. Shworan will be executed in 2007.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2006. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2006, computed in accordance with FAS 123R.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$54,000	$24,000	—	$78,000

	$54,000	$24,000		$78,000

The Chairman of the Board, Robert J. Thompson, receives a monthly retainer of $4,500 which commenced November 15, 2004. Robert J. Thompson also receives an annual award of stock options determined by the board of directors. In November 2006, the Chairman of the Board was granted 133,333 warrants to purchase shares of common stock at an exercise price of $0.25.

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

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 2, 2007 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors
David M. Shworan (3)	36,151,800	38.3%
R. Keith Guelpa (4)	9,550,655	13.9%
Robert J. Thompson (5)	1,610,286	2.4%

Executive Officers
Keith J. Randall (6)	709,703	1.1%

All executive officers and directors as a group	48,022,444	48.6%
5% Stockholders (7)	—	—

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 65,670,373 shares of common stock outstanding on March 2, 2007. The numbers and percentages shown include the shares of common stock actually owned as of March 2, 2007 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 2, 2007 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 1,011,800 shares of common stock owned by Mr. Shworan and 6,502,500 shares owned by Mr. Shworan’s wife. Also includes 37,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 27,600,000 shares of common stock and vested warrants for Bravenet Web Services, Inc. to acquire 1,000,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 4,752,360 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Also includes 2,798,295 shares of common stock issuable upon exercise of stock options and warrants held by Mr. Guelpa. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 257,483 shares of common stock and vested options and warrants to acquire 1,352,803 shares of common stock.
(6)	Represents 281,161 shares of common stock and vested options and warrants to acquire 428,542 shares of common stock.
(7)	We are unaware of any stockholders who beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans approved by stockholders	5,435,000	$0.31	3,525,000
Equity Compensation Plans not approved by stockholders	34,534,357	$0.11	N/A

Total	39,969,357		3,525,000

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2006, 2,180,000 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 150,000 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2006, 1,360,000 shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 5,285,000 options outstanding under the 2003 plan.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2006, the Company has borrowed a total of $500,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2006, the loan balance due to Bravenet including accrued interest is $609,181.

From January 1, 2005 to April 30, 2006, Bravenet provided the Company customer promotion and lead generation services. Beginning May 1, 2006, Quotemedia, Inc. began negotiations to purchase the Bravenet business unit that provided Quotemedia, Inc. its customer promotion and lead generation services. On May 1, 2006, Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc, assumed the responsibility for paying the salaries and related expenses for the Bravenet personnel that provided customer promotion and lead generation services to Quotemedia, Inc. Effective May 1, 2006 Quotemedia, Inc. terminated its obligation to pay Bravenet any fees for customer promotion and lead generation services, with the exception of two lead generation persons who remained employees of Bravenet until November 1, 2006, when they became employees of Quotemedia, Inc.

On September 29, 2006, Quotemedia, Ltd. finalized the purchase of the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The business unit was comprised of a total of 10 sales and customer service employees. The purchase price was $110,000, and related solely to the acquisition of an assembled workforce. The purchase price was therefore attributed entirely to goodwill. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2006. Interest of 7% is accrued on unpaid amounts due to Bravenet related to this transaction.

For the years ended December 31, 2006 and 2005, Quotemedia incurred $197,096 and $348,445, respectively, of sales expenses related to customer promotion and lead generation services provided by Bravenet. At December 31, 2006, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties. Interest is accrued at 10% per annum. At December 31, 2006, the balance due to Bravenet for service fees including accrued interest is $596,070.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $6,000 per month. At December 31, 2006, all amounts due to Bravenet related to computer hosting and maintenance services have been accrued in amounts due to related parties. At September 20, 2006, the balance due to Bravenet for unpaid computer hosting and maintenance services is $76,392. This amount includes interest accrued at 7%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,200 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2006, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2006, the balance due to Harrison for unpaid office rent is $80,204. This amount includes interest accrued at 7%.

At December 31, 2006, the Company owed a total of $202,284 to officers of the Company for amounts advanced to the company and for accrued salary. No interest is required to be accrued on these amounts. An additional $479,923 of accrued salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

ITEM 13. EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.2	Employment Agreement between the Registrant and R. Keith Guelpa (1)

10.3	Employment Agreement between the Registrant and Keith Randall (1)

10.4	Employment Agreement between the Registrant and Duane Nelson (1)

10.5	Amended 1999 Equity Incentive Compensation Plan (3)

10.6	Employment Agreement between the Registrant and David M. Shworan (2)

10.7	Amended Employment Agreement between the Registrant and David M. Shworan (3)

10.8	2003 Equity Incentive Compensation Plan (2)

21	List of Subsidiaries

23.1	Consent of Hein & Associates LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2006 and 2005 by our principal accountants are as follows:

	2006	2005
Audit Fees	$37,065	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Date: March 30, 2007	QUOTEMEDIA, INC.

	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 30, 2007
Robert J. Thompson

/s/ David M. Shworan	Director	March 30, 2007
David M. Shworan

/s/ Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007
Keith J. Randall

/s/ R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2007
R. Keith Guelpa

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Quotemedia, Inc.

Fountain Hills, Arizona

We have audited the accompanying consolidated balance sheet of Quotemedia Inc. and subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ending December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ending December 31, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1h) to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123(R), Share Based Payments.

HEIN & ASSOCIATES LLP

Denver, Colorado

March 29, 2007

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006
ASSETS

Current assets:
Cash	$886,251
Accounts receivable, net	170,033
Prepaid expenses	206,207
Deposits	11,559

Total current assets	1,274,050

Property and equipment, net	482,105
Intangible assets	193,460

Total assets	$1,949,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$294,156
Deferred revenue	363,785
Current portion of amounts due to related parties	412,933

Total current liabilities	1,070,874

Other long-term liabilities	6,088
Long-term portion of amounts due to related parties	1,779,403

Commitments & Contingencies (Note 2,6,10)

Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 65,233,733 shares issued and outstanding	65,223
Additional paid-in capital	6,652,387
Accumulated deficit	(7,624,360)

Total stockholders’ deficit	(906,750)

Total liabilities and stockholders’ deficit	$1,949,615

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended DECEMBER 31, 2006	Year ended DECEMBER 31, 2005
OPERATING REVENUE

Licensing fees	$3,742,534	$2,466,151
Cost of revenue	1,412,945	703,271

Gross Profit	2,329,589	1,762,880

OPERATING EXPENSES

Sales and marketing	958,498	413,299
General and administrative	1,334,860	841,101
Software development	515,181	429,826

	2,808,539	1,684,226

OPERATING PROFIT (LOSS)	(478,950)	78,654

OTHER INCOME AND EXPENSES

Foreign exchange loss	(2,396)	(1,259)
Interest expense	(111,665)	(50,091)
Loss on disposal of equipment	(1,612)	(2,587)

	(115,673)	(53,937)

NET INCOME (LOSS)	$(594,623)	$24,717

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	62,768,422	60,110,229
Diluted	62,768,422	93,416,030

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2006 and 2005

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2004	58,664,204	$58,665	$6,429,367	$(7,054,454)	$(566,422)

Stock options exercised	3,225,110	3,225	337,775	—	341,000

Shares returned to the Company for exercise of stock option, cancelled	(721,654)	(703)	(315,297)	—	(316,000)

Net Income	—	—	—	24,717	24,717

Balance, December 31, 2005	61,167,660	$61,187	$6,451,845	$(7,029,737)	$(516,705)

Stock options exercised	5,174,277	5,154	331,007	—	336,161

Return of capital stock from vendor settlement, cancelled	(75,000)	(75)	(12,675)	—	(12,750)

Shares returned to the Company for exercise of stock option, cancelled	(1,043,204)	(1,043)	(311,918)	—	(312,961)

Stock based compensation	—	—	194,128	—	194,128

Net Income	—	—	—	(594,623)	(594,623)

Balance, December 31, 2006	65,223,733	$65,223	$6,652,387	$(7,624,360)	$(906,750)

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended DECEMBER 31, 2006	Year ended DECEMBER 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(594,623)	$24,717

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,497	18,333
Loss on disposal of equipment	1,612	2,587
Bad debt expense	64,291	48,350
Stock-based compensation expense	194,128	14,500
Return of capital stock from vendor settlement	(12,750)	—
Non-cash advertising revenue	(300,000)	(150,000)
Non-cash barter advertising expense	300,000	—
Changes in assets and liabilities:
Accounts receivable	(41,564)	(151,895)
Prepaid expenses	(32,721)	(14,896)
Deposits	27,910	(29,305)
Accounts payable and amounts due to related parties	957,403	596,299
Deferred revenue	179,102	83,342

Net cash provided by operating activities	840,285	442,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(617,312)	(99,469)

Net cash used in investing activities	(617,312)	(99,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to related parties	(30,000)	(64,250)
Loans from related parties	—	250,000
Proceeds from exercise of stock options for cash	23,200	10,500

Net cash provided by (used in) financing activities	(6,800)	196,250

Net increase in cash	216,173	538,813

Cash, beginning of period	670,078	131,265

Cash, end of period	$886,251	$670,078

See supplementary information (note 11)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts is $15,000 as at December 31, 2006.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

In 2005, we changed from the declining balance to the straight-line method of depreciation for equipment. The change was made because management believes that the straight-line method more closely approximates the equipments’ useful lives than does the declining balance method. The effect of the change to prior periods was included in depreciation expense for the comparative year ended December 31, 2005 as the effect was insignificant and had no effect on earnings per share.

g) Earnings per share

Financial Accounting Standards No. 128 “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the year ended 2006 all common stock equivalents were anti-dilutive.

h) Stock based compensation

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2006, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

As a result of adopting SFAS 123(R) on January 1, 2006, for the year ended December 31, 2006, our net loss was $194,128 greater respectively than if we had continued to account for stock-based compensation under APB opinion No. 25. The effect on basic and diluted loss per share for the year ended December 31, 2006 was insignificant.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the year ended December 31, 2006 was comprised as follows:

Year ended December 31, 2006
Sales and marketing	$33,880
General and administrative	29,040
Software development	131,208

Total stock-based compensation expense	$194,128

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the year ended December 31, 2005.

Year ended December 31, 2005
Net income (loss):
As reported	$24,717
Add: Stock compensation expense recorded in the financial statements	14,500
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(993,416)

Pro forma	$(954,199)

Basic and diluted earnings (loss) per share:
As reported	$0.00
Pro forma	$(0.02)

We have estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	75%	94%
Risk-free interest rate	4%	4%
Expected life of options	6.07 years	5.22 years
Weighted average fair value of options granted	$0.20	$0.37

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The following table represents stock option and warrant activity for the years ended December 31, 2006 and 2005:

	Options and Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2004	47,800,812	$0.12

Granted under company stock option plan	430,000	$0.38
Warrants granted	2,485,470	$0.46
Stock options exercised	(175,000)	$0.19
Warrants exercised	(3,080,000)	$0.10
Expired	(175,000)	$0.26

Outstanding at December 31, 2005	47,286,282	$0.13

Granted under company stock option plan	1,350,000	$0.32
Warrants granted	133,333	$0.25
Stock options exercised	(3,215,000)	$0.20
Warrants exercised	(5,215,258)	$0.16
Forfeited/Expired	(370,000)	$0.23

Outstanding at December 31, 2006	39,969,357	$0.10

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

The following table summarizes our non-vested stock option activity for the year ended December 31, 2006:

	Options and Warrants	Weighted-Average Grant Date Fair Value

Non-vested stock options and warrants at December 31, 2005	1,856,500	$0.40

Granted during the period	1,350,000	$0.32
Vested during the period	(590,500)	$0.40
Forfeited during the period	(15,000)	$0.37

Non-vested stock options and warrants at December 31, 2006	2,601,000	$0.36

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price

$0.05-0.10	28,706,026	0.96	$0.05	28,706,026	$0.05
$0.11-0.30	2,908,861	1.15	$0.16	2,808,861	$0.16
$0.31-0.50	8,354,470	7.61	$0.41	5,853,470	$0.43

As at December 31, 2006 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At December 31, 2006 the aggregate intrinsic value of options and warrants outstanding was $9,419,681 and the aggregate intrinsic value of options and warrants exercisable was $9,359,681. Total intrinsic value of options exercised during the year ended December 31, 2006 was $1,877,924. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

At December 31, 2006 there was $521,535 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.07 years.

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. No income taxes were paid in 2006.

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

k) Research and development

Expenditures for research and development are expensed as incurred. The Company expensed $515,181 and $429,826 in research and development costs during the years ended December 31, 2006 and 2005, respectively, primarily related to the development of new services.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

m) Barter revenue

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2006, $150,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2006 and 2005:

	2006	2005

Barter revenue earned	$300,000	$150,000

Advertising credits used	$300,000	—

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

n) Financial instruments

Financial instruments consist principally of cash, accounts receivables, accounts payable and notes payable. We believe that that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

o) New accounting standards

In June 2006, FASB issued FASB Interpretation No. 48, entitled “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement method for the recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007. We do not believe that the implementation of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 is required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year. The impact that FAS No. 157 will have on our consolidated financial statements is not yet determinable.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to us beginning in the first quarter of 2008. We are currently evaluating the impact of FAS 159 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108) regarding the process of quantifying financial statement misstatements. Effective for fiscal years ending after November 15, 2006, material misstatements in the current year may result in the need to correct prior year financial statements, even if the misstatement in the prior year(s) is considered immaterial. There is no impact from SAB No. 108 on our consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

p) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

2.	LIQUIDITY

The Company has an accumulated deficit of $7,624,360. As a result, there are concerns about the liquidity of our company at December 31, 2006. The following discussion addresses those concerns.

In 2006 the Company generated positive cash flow from operations. We believe this will continue through fiscal 2007, as our revenue is recurring in nature based on contracts with our clients which have one to three year terms.

We have a working capital surplus of $203,176 as at December 31, 2006. Our current liabilities include $412,933 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $363,785 is also included in our current liabilities. The expected costs necessary to realize the deferred revenue in 2007 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately re-achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2007.

3.	PROPERTY AND EQUIPMENT

		Accumulated	Net Book
As at December 31, 2006:	Cost	Depreciation	Value
Computer equipment	$206,647	$56,175	$150,472
Office furniture and equipment	58,652	15,078	43,574
Leasehold improvements	29,478	5,524	23,954
Capitalized application software	317,126	53,021	264,105

	$611,903	$129,798	$482,105

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the year ended December 31, 2006, the Company capitalized $273,405 in costs related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2006 and 2005, amortization expenses associated with the internally developed application software was $51,751 and $1,270 respectively. At December 31, 2006, the remaining book value of the application software was $264,105.

Depreciation expense totaled $97,497 for the year ended December 31, 2006. Depreciation expense totaled $18,333 for the year ended December 31, 2005.

4.	ACQUISITION

On September 29, 2006, Quotemedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., purchased a business unit of Bravenet Web Services Inc. (“Bravenet”) (see Note 6 - Related Parties). The business unit had been providing the Company customer promotion and lead generation services. The business unit was comprised of a total of 10 sales and customer service employees. The purchase price was $110,000, and related solely to the acquisition of an assembled workforce. The purchase price was therefore attributed entirely to goodwill (see Note 5 - Intangible Assets). The operating results of the business unit acquired were included in our consolidated results since the date of acquisition. Pro forma results were not presented because the effect of the acquisition was not material.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

5.	INTANGIBLE ASSETS

		Accumulated	Net Book
	Cost	Amortization	Value
As at December 31, 2006:
Amortized intangible assets:
Purchase option for office building	$10,000	$714	$9,286

	10,000	714	9,286

Unamortized intangible assets:
Goodwill associated with purchase of business unit (see note 4)	110,000	—	110,000
Perpetual software licenses	63,522	—	63,522
Domain names	10,652	—	10,652

	184,174	—	184,174

Total intangible assets	$194,174	$714	$193,460

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. For the year ended December 31, 2006, amortization expense for amortized intangible assets was $714. There was no amortization expense for intangible assets in the comparative period.

The Company assesses potential impairments to its unamortized intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the unamortized intangible asset is not recoverable and exceeds its fair value. The carrying amount of an unamortized intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of an unamortized intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

6.	RELATED PARTIES

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). As at December 31, 2006, the Company has borrowed a total of $500,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2006, the loan balance due to Bravenet including accrued interest is $609,181.

From January 1, 2005 to April 30, 2006, Bravenet provided the Company customer promotion and lead generation services. Beginning May 1, 2006, Quotemedia, Inc. began negotiations to purchase the Bravenet business unit that provided Quotemedia, Inc. its customer promotion and lead generation services. On May 1, 2006, Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc, assumed the responsibility for paying the salaries and related expenses for the Bravenet personnel that provided customer promotion and lead generation services to Quotemedia, Inc. Effective May 1, 2006 Quotemedia, Inc. terminated its obligation to pay Bravenet any fees for customer promotion and lead generation services, with the exception of two lead generation persons who remained employees of Bravenet until November 1, 2006, when they became employees of Quotemedia, Inc.

On September 29, 2006, Quotemedia, Ltd. finalized the purchase of the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The business unit was comprised of a total of 10 sales and customer service employees. The purchase price was $110,000, and related solely to the acquisition of an assembled workforce. The purchase price was therefore attributed entirely to goodwill. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2006. Interest of 7% is accrued on unpaid amounts due to Bravenet related to this transaction.

For the years ended December 31, 2006 and 2005, Quotemedia incurred $197,096 and $348,445, respectively, of sales expenses related to customer promotion and lead generation services provided by Bravenet. At December 31, 2006, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties. Interest is accrued at 10% per annum. At December 31, 2006, the balance due to Bravenet for service fees including accrued interest is $596,070.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $6,000 per month. At December 31, 2006, all amounts due to Bravenet related to computer hosting and maintenance services have been accrued in amounts due to related parties. At September 20, 2006, the balance due to Bravenet for unpaid computer hosting and maintenance services is $76,392. This amount includes interest accrued at 7%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,200 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2006, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2006, the balance due to Harrison for unpaid office rent is $80,204. This amount includes interest accrued at 7%.

At December 31, 2006, the Company owed a total of $202,284 to officers of the Company for amounts advanced to the company and for accrued salary. No interest is required to be accrued on these amounts. An additional $479,923 of accrued salary is owed to an officer of the Company. This amount includes interest accrued at the prime bank rate minus 1%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

7.	INCOME TAXES

We account for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Tax provision (benefit) at the statutory rate of 34%	$(202,172)	$8,404
State income taxes, net of federal income tax	(19,623)	755
Stock based compensation	62,733	—
Change in valuation allowance and other	159,062	(9,159)

Income tax expense (benefit)	$—	$—

As of December 31, 2006, we had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $7,500,000 which expire in varying amounts through the year 2026.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

The components of our deferred tax asset (liabilities) at December 31, 2006 were as follows:

Tax effect of net operating loss carryforward	$2,385,000
Accrued payroll	240,000
Deferred revenue	135,000
Property & equipment	(98,000)
Other	184,000
Less valuation allowance	(2,846,000)

Net deferred tax asset	$—

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.

8.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at December 31, 2006 no preferred shares have been issued.

b) Common stock

During 2006, we issued 1,043,204 shares of common stock to an officer of the Company pursuant to the exercise of warrants and stock options at an exercise price of $0.15. The officer surrendered 1,043,204 shares of previously held mature shares of our common stock to pay the exercise cost of $312,961. The surrendered common stock was valued at $0.30 which was the closing prices of our common stock on the date of the transaction. The surrendered common stock was subsequently cancelled.

During 2006, we issued a total of 2,949,264 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. The employees exercised a total of 6,223,850 stock options at exercise prices ranging from $0.05 to $0.29. The Company repurchased a total of 3,274,586 shares of common stock to pay the total exercise cost of $1,160,794. The repurchased common stock was valued at stock prices ranging from $0.29 to $0.47 per share which were the closing prices of our common stock on the dates of the transactions. Pursuant to the terms of the option agreements, the Company’s Board of Director is required to approve the repurchase of the shares. The average of the value of the shares repurchased and surrendered was $0.35 per share.

We issued an additional 120,000 shares of common stock to former consultants during 2006 pursuant to the exercise of stock options. The stock options had an average exercise price of $0.19. The Company received total cash proceeds of $23,200 as a result of these transactions.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

9.	EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the year ended 2006, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the income (loss) per share and potentially dilutive securities:

	2006	2005
Numerator:
Net income (loss)	$(594,623)	$24,717

Numerator for basic and diluted earnings (loss) per share	$(594,623)	24,717

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	62,768,422	60,110,229

Effect of dilutive securities:
Stock Options	—	3,087,006
Warrants	—	30,218,795

Dilutive potential common shares	—	33,305,801

Denominator for diluted earnings per share – weighted average shares	62,768,422	93,416,030

Basic earnings (loss) per share	$(0.01)	$0.00

Diluted earnings (loss) per share	$(0.01)	$0.00

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	39,969,357	2,450,000

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

10.	COMMITMENTS AND CONTINGENCIES

We have office lease commitments totaling $200,521 in 2007, $154,530 in 2008, $110,450 in 2009, $110,450 in 2010, and $36,817 in 2011.

QuoteMedia, Inc. was named as a defendant in litigation pending in the Ontario Court of Justice, Canada. The action was filed on May 12, 2006 by FRI Corporation (“FRI”) against QuoteMedia, Inc. as the sole Defendant. FRI, a former data provider for QuoteMedia, filed the suit after QuoteMedia ceased using FRI’s services. The action was settled and dismissed on December 5, 2006. The settlement amount is expensed in the financial statements as of December 31, 2006.

11.	SUPPLEMENTARY CASH FLOW INFORMATION

	2006	2005
Cash flow information:

Cash paid for Interest	$1,847	$1,556
Cash received for Interest	21,518	642

Cash paid for taxes	—	—

As discussed in Note 8 b), during 2006 we issued 1,043,204 shares of common stock to an officer of the Company pursuant to the exercise of warrants and stock options. The officer surrendered 1,043,204 shares of previously held mature shares of our common stock to pay the exercise cost of $312,961. We also issued a total of 2,949,264 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. The Company repurchased a total of 3,274,586 shares of common stock to pay the total exercise cost of $1,160,794.