Form 10QSB
period 2007-03-31
QUOTEMEDIA  INC
filed 2007-05-15
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On April 30, 2007, the Registrant had 65,773,429 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2007
ASSETS

Current assets:
Cash	$1,127,470
Accounts receivable, net	162,040
Prepaid expenses	224,465
Deposits	8,135

Total current assets	1,522,110

Property and equipment, net	557,331
Intangible assets	192,924

Total assets	$2,272,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$382,510
Deferred revenue	341,357
Current portion of amounts due to related parties	454,273

Total current liabilities	1,178,140

Other long-term liabilities	6,088
Long-term portion of amounts due to related parties	2,322,616

Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 65,757,882 shares issued and outstanding	65,758
Additional paid-in capital	6,696,208
Accumulated deficit	(7,996,445)

Total stockholders’ deficit	(1,234,479)

Total liabilities and stockholders’ deficit	$2,272,365

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
OPERATING REVENUE

Licensing fees	$1,160,700	$838,266
Cost of revenue	513,714	285,253

Gross Profit	646,986	553,013

OPERATING EXPENSES

Sales and marketing	432,948	163,834
General and administrative	357,961	311,774
Software development	174,653	127,516

	965,562	603,124

OPERATING LOSS	(318,576)	(50,111)

OTHER INCOME AND EXPENSES

Foreign exchange loss	(6,455)	(1,387)
Interest expense	(47,054)	(20,514)

	(53,509)	(21,901)

NET LOSS	$(372,085)	$(72,012)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	63,599,085	61,385,842

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(372,085)	$(72,012)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,856	12,253
Bad debt expense	10,475	25,128
Stock-based compensation expense	44,356	33,855
Return of capital stock from vendor settlement	—	(12,750)
Non-cash advertising revenue	(90,000)	(75,000)
Non-cash barter advertising expense	75,000	75,000
Changes in assets and liabilities:
Accounts receivable	(2,482)	23,262
Prepaid expenses	(3,258)	(32,305)
Deposits	3,424	4,233
Accounts payable and amounts due to related parties	208,185	266,348
Deferred revenue	(22,428)	25,025

Net cash provided by (used in) operating activities	(103,957)	273,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(119,546)	(119,466)

Net cash used in investing activities	(119,546)	(119,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to related parties	(35,278)	(30,000)
Loans from related parties	500,000	—

Net cash provided by (used in) financing activities	464,722	(30,000)

Net increase in cash	241,219	123,571

Cash, beginning of period	886,251	670,078

Cash, end of period	$1,127,470	$793,649

See supplementary information (note 6)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2006 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated March 30, 2007.

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

c) Revenue recognition

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

d) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at March 31, 2007, $165,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Barter revenue earned	90,000	75,000
Advertising credits used	75,000	75,000

e) Property and equipment

As at March 31, 2007:	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$238,956	$67,200	$171,756
Office furniture and equipment	63,297	17,971	45,326
Leasehold improvements	29,478	7,243	22,235
Capitalized application software	399,718	81,704	318,014

	$731,449	$174,118	$557,331

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

For the three months ended March 31, 2007, the Company capitalized $82,592 in costs related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended March 31, 2007 and 2006, amortization expenses associated with the internally developed application software was $28,683 and $4,563 respectively. At March 31, 2007, the remaining book value of the application software was $318,014.

Total depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $44,856 and $12,253 respectively.

f) Intangible assets

As at March 31, 2007:

	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Purchase option for office building	$10,000	$1,250	$8,750

	10,000	1,250	8,750

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	—	110,000
Perpetual software licenses	63,522	—	63,522
Domain names	10,652	—	10,652

	184,174	—	184,174

Total intangible assets	$194,174	$1,250	$192,924

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. For the three months ended March 31, 2007, amortization expense for amortized intangible assets was $536. There was no amortization expense for intangible assets in the comparative period.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

amount of an unamortized intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

g) Stock-based compensation

The following table summarizes the classification of the stock-based compensation expense recognized in the Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2007	2006
Sales and marketing	10,950	7,974
General and administrative	1,023	993
Software development	32,383	24,888

Total stock-based compensation expense	44,356	33,855

As of March 31, 2007, there was $464,033 of total unrecognized compensation cost related to non-vested stock-based compensation, which is to be recognized over a weighted average period of 2.88 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model. Under this method, the weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 were nil, as there were no options granted during the current or comparative period.

h) Software development

Expenditures for software development are expensed as incurred. The Company expensed $174,653 and $127,516 in software development costs during the three months ended March 31, 2007 and 2006, respectively, primarily related to the maintenance of existing products and services, and the development of new products.

i) New accounting standards

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement method for the recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance related to uncertain tax positions on the derecognition, measurement (according to the more likely than not criterion), classification, interest and penalties, accounting in interim periods and disclosure. We have evaluated all tax positions in accordance with FIN 48, and have concluded that there is no impact to our consolidated financial statements. Refer to Note 5 for additional disclosure.

In February 2007, FASB issued SFAS No. 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

measured at fair value and establishes presentation and disclosure requirements. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact, if any, that FAS No. 159 will have on our consolidated financial statements is not yet determinable.

j) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

3.	RELATED PARTIES

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). On March 30, 2007, the Company borrowed an additional $500,000. As at March 31, 2007, the Company has borrowed a total of $1,000,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At March 31, 2007, the loan balance due to Bravenet including accrued interest is $1,124,538.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. For the comparative three months ended March 31, 2006 Quotemedia incurred $90,959 of sales expenses related to customer promotion and lead generation services provided by Bravenet. At March 31, 2007, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $611,774 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased of the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at March 31, 2007. At March 31, 2007, the balance due to Bravenet for the unpaid purchase price is $111,263, which includes interest accrued at 10%.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $6,000 per month. At March 31, 2007, all amounts due to Bravenet related to computer hosting and maintenance services have been accrued in amounts due to related parties. At March 31, 2007, the balance due to Bravenet for unpaid computer hosting and maintenance services is $98,794. This amount includes interest accrued at 10%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,200 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At March 31, 2007, all amounts due to Harrison related to the leased office space

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

have been accrued in amounts due to related parties. As at March 31, 2007, the balance due to Harrison for unpaid office rent is $113,003. This amount includes interest accrued at 10%.

At March 31, 2007, the Company owed $661,595 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at March 31, 2007 no preferred shares have been issued.

b) Common stock

During the three months ended March 31, 2007, we issued a total of 534,149 shares of common stock to employees of the Company pursuant to the exercise of stock options. The employees exercised a total of 806,975 stock options at exercise prices ranging from $0.05 to $0.20. The Company repurchased a total of 272,826 shares of common stock to pay the total exercise cost of $85,145. The repurchased common stock was valued at stock prices ranging from $0.29 to $0.37 per share which were the closing prices of our common stock on the dates of the transactions. Pursuant to the terms of the option agreements, the Company’s Board of Director is required to approve the repurchase of the shares. The average of the value of the shares repurchased and surrendered was $0.31 per share.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the three months ended March 31, 2007:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	39,969,357	$0.13
Stock options exercised	(525,000)	$0.05
Warrants exercised	(281,975)	$0.20
Forfeited/Expired	(100,000)	$0.40

Outstanding at March 31, 2007	39,062,382	$0.14

The following table summarizes our non-vested stock option activity for the three months ended March 31, 2007:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2006	2,601,000	$0.36
Vested during the period	(222,375)	$0.37
Forfeited during the period	(40,000)	$0.40

Non-vested stock options and warrants at March 31, 2007	2,338,625	$0.36

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.05-0.10	28,206,026	0.71	$0.05	28,206,026	$0.05

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

$0.11-0.30	2,601,886	1.00	$0.16	2,506,866	$0.16
$0.31-0.50	8,254,470	7.36	$0.41	6,010,845	$0.42

As at March 31, 2007 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2007 the aggregate intrinsic value of options and warrants outstanding was $9,214,315 and the aggregate intrinsic value of options and warrants exercisable was $9,157,940. Total intrinsic value of options exercised during the three months ended March 31, 2007 was $156,948. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

5.	INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or March 31, 2007.

The Company is subject to income taxes in the United States and Canada. We recognize potential interest and penalties related to income tax matters in income tax expense. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years ranging from 1999 to 2006 remain subject to examination in the United States and Canada.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

6.	SUPPLEMENTARY CASH FLOW INFORMATION

Three months ended March 31,	2007	2006
Cash flow information:
Cash paid for Interest	$694	$517
Cash received for Interest	6,370	4,214
Cash paid for taxes	—	—

As discussed in Note 4 b), we issued a total of 534,149 shares of common stock to employees of the Company pursuant to the exercise of stock options. The employees exercised a total of 806,975 stock options at exercise prices ranging from $0.05 to $0.20. The Company repurchased a total of 272,826 shares of common stock to pay the total exercise cost of $85,145.

ITEM 2.	Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report of Form 10-KSB for the year ended December 31, 2006 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, of “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2007, we achieved significant revenue growth compared to the same period in 2006. The growth resulted from increased sales of our Interactive Content and Data Applications as we continued to expand our line of financial data products and the depth of our data offerings throughout the year. Increased subscriptions to Quotestream during the year also contributed to our revenue growth. Based on revenue earned to date in 2007, and on existing revenue under contract as of the date of this report, we anticipate that our revenue for fiscal 2007 will be significantly greater than the revenue earned in fiscal 2006. We expect revenue growth in 2007 to be primarily driven by our Financial Data Products and our new Quotestream II product offering. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

Our operating expenses were also significantly greater in the quarter ended March 31, 2007 than in the comparative quarter in 2006. This growth was as result of increasing our staffing and operating capacities over the past 15 months to prepare for our entry into the data feed market, which we are presently commencing.

Our comparative gross profit margin decreased resulting from the addition, over the course of 2006 and continuing throughout the quarter just ended, of new fixed data costs to support our entry into this major new market segment. Because a significant portion of these cost are fixed, we expect higher gross margins as revenue increases.

Our plan of operation during this year focuses on marketing our new Data Feed capabilities, releasing our new international data sets, as well as introducing and marketing Quotestream II to the Investment Professional market. We will continue to add new data content to expand our line of Financial Data Products and to licensee our Quotestream Wireless application. Opportunistically, efforts will be made to evaluate and pursue the development of additional new products that may eventually be commercialized by our company. Although not anticipated, we may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

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

Results of Operations – Three months ended March 31, 2007 and March 31, 2006

Revenue

	Three months ended March 31,
	2007	2006	Change ($)	Change (%)
Licensing revenue	$1,160,700	$838,266	$322,434	38%

Licensing revenue increased $322,434 (38%) when comparing the three month periods ended March 31, 2007 and 2006. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We expanded our line of Interactive Content and Data Applications, which includes XML market data feeds. This resulted in a $168,027 (30%) increase in Interactive Content and Data Application revenue when comparing the three month periods ended March 31, 2007 and 2006. The number of Quotestream subscribers and the average subscription revenue per user increased during the period; resulting in a $154,407 (57%) increase in Portfolio Management System revenue from the comparative period. Portfolio Management System revenue includes revenue from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 for the three month period ended March 31, 2007, compared to $75,000 earned in comparative period.

Cost of Revenue and Gross Profit Summary

	Three months ended March 31,
	2007	2006	Change ($)	Change (%)
Cost of revenue	$513,714	$285,253	$228,461	80%

Gross profit	$646,986	$553,013	$93,973	17%

Gross margin %	56%	66%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased $228,461 (80%) when comparing the three month periods ended March 31, 2007 and 2006. The increase is primarily due to communication costs associated with our new data feed which was implemented in February 2006 to support our major technology expansion and reconfiguration program. The increase is also due to additional data feeds and content required to support the new products and features that we have recently launched, and new products that we plan to introduce to the market in the second and third quarters of 2007. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 56% for the three month period ended March 31, 2007, from 66% in the comparable period.

Operating Expenses Summary

	Three months ended March 31,
	2007	2006	Change ($)	Change (%)
Sales and marketing	$432,948	$163,834	$269,114	164%
General and administrative	357,961	311,774	46,187	15%
Software development	174,653	127,516	47,137	37%

Total operating expenses	$965,562	$603,124	$362,438	60%

Sales and Marketing

Sales and marketing consists primarily of lead generation salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $269,114 (164%) when comparing the three month periods ended March 31, 2007 and 2006. The increase is due primarily to the Company moving its lead generation services in house effective May 1, 2006. Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc., now performs lead generation services for Quotemedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc.

Included in sales and marketing expense is $75,000 in non-cash advertising costs incurred in the three month period ended March 31, 2007. We receive advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $75,000 in advertising credits during the comparative period in 2006.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $46,187 (15%) when comparing the three month periods ended March 31, 2007 and 2006. Commencing May 2006, Quotemedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expense from the comparative period. The increase in general and administrative expenses is also due to increased audit and accounting fees compared to same period in 2006. Depreciation expense also increased due to the purchase of new computer equipment and the amortization of capitalized software development costs.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $47,137 (37%) when comparing the three month periods ended March 31, 2007 and 2006. Salary expense for software development personnel increased from the comparative period, as we made competitive salary adjustments for existing employees, and added new software development personnel. Additional software development personnel were required for our technology expansion and reconfiguration program. This program is being undertaken in preparation for our entry into the raw financial data feed provisioning markets.

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $82,592 of development costs in the three months ended March 31, 2007, compared to $42,757 in same period in 2006. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	Three months ended March 31,
	2007	2006
Foreign exchange loss	$(6,455)	$(1,387)
Interest expense	(47,054)	(20,514)

Total other income and (expenses)	$(53,509)	$(21,901)

Foreign Exchange Loss

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three month period ended March 31, 2007 due to additional borrowings compared to same period in 2006. Interest is accrued at 10% per annum.

Net income (loss) for the period

As a result of the foregoing, net loss for the three month period ended March 31, 2007 was $(372,085) or $(0.01) per share compared to a loss of $72,012 or less than $(0.01) per share for the three month period ended March 31, 2006.

Liquidity and Capital Resources

Our cash totaled $1,127,470 at March 31, 2007, as compared with $886,251 at December 31, 2006, an increase of $241,219. Net cash of $103,957 was used in operations for the three month period ended March 31, 2007, primarily due to the net loss for the period, offset by the increase in accounts payable and amounts due to related parties. Net cash used in investing activities for the three month period ended March 31, 2007 was $119,546 resulting from the purchase of new equipment and capitalized software development costs. Net cash provided by financing activities for the three month period ended March 31, 2007 was $464,722 resulting from a new $500,000 loan from a related party, offset by the repayment of amounts due to related parties.

Our current liabilities include $454,273 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $341,357 is also included in our current liabilities. The costs required to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.	OTHER INFORMATION - NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: May 15, 2007

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)