Form 10QSB
period 2007-06-30
QUOTEMEDIA  INC
filed 2007-08-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On July 31, 2007, the Registrant had 66,907,945 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2007
ASSETS
Current assets:
Cash	$497,821
Accounts receivable, net	294,687
Prepaid expenses	293,308
Deposits	8,502

Total current assets	1,094,318

Property and equipment, net	628,061
Intangible assets	211,040

Total assets	$1,933,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$429,819
Deferred revenue	376,178
Current portion of amounts due to related parties	340,430

Total current liabilities	1,146,427

Long-term portion of amounts due to related parties	2,381,167
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 66,907,945 shares issued and outstanding	66,909
Additional paid-in capital	6,760,263
Accumulated deficit	(8,421,347)

Total stockholders’ deficit	(1,594,175)

Total liabilities and stockholders’ deficit	$1,933,419

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
OPERATING REVENUE
Licensing revenue	$1,331,405	$852,871	$2,492,105	$1,691,137
Cost of revenue	599,145	326,644	1,112,859	611,897

Gross Profit	732,260	526,227	1,379,246	1,079,240

OPERATING EXPENSES
Sales and marketing	429,785	208,226	862,733	372,060
General and administrative	393,040	288,453	751,001	600,227
Software development	236,574	116,110	411,227	243,626

	1,059,399	612,789	2,024,961	1,215,913

OPERATING LOSS	(327,139)	(86,562)	(645,715)	(136,673)
OTHER INCOME AND EXPENSES
Foreign exchange loss	(36,043)	(2,989)	(42,498)	(4,376)
Interest expense, net	(61,720)	(27,260)	(108,774)	(47,774)
Loss on disposal of equipment	—	(1,612)	—	(1,612)

	(97,763)	(31,861)	(151,272)	(53,762)

NET LOSS	(424,902)	(118,423)	(796,987)	(190,435)

LOSS PER SHARE
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	66,222,945	61,764,757	65,897,645	61,627,542

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,987)	$(190,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,094	32,152
Loss on disposal of equipment	—	1,612
Bad debt expense	35,269	33,014
Stock-based compensation expense	102,062	78,762
Return of capital stock from vendor settlement	—	(12,750)
Non-cash advertising revenue	(90,000)	(150,000)
Non-cash barter advertising expense	75,000	150,000
Changes in assets and liabilities:
Accounts receivable	(159,923)	(39,516)
Prepaid expenses	(72,101)	(20,359)
Deposits	3,057	(1,682)
Accounts payable and amounts due to related parties	194,114	407,657
Deferred revenue	12,393	69,170

Net cash provided by (used in) operating activities	(598,022)	357,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions and capitalized application software	(262,630)	(278,745)

Net cash used in investing activities	(262,630)	(278,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options for cash	7,500	—
Repayment of amounts due to related parties	(35,278)	(30,000)
Loans from related parties	500,000	16,000

Net cash provided by (used in) financing activities	472,222	(14,000)

Net increase (decrease) in cash	(388,430)	64,880

Cash, beginning of period	886,251	670,078

Cash, end of period	$497,821	$734,958

See supplementary information (note 6)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

d) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As of June 30, 2007, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Barter revenue earned	$90,000	$75,000	$180,000	$150,000
Advertising credit used	$75,000	$75,000	$150,000	$150,000

e) Property and equipment

	Cost	Accumulated Depreciation	Net Book Value
As of June 30, 2007:
Computer equipment	$250,738	$79,342	$171,396
Office furniture and equipment	65,004	20,924	44,080
Leasehold improvements	29,478	8,963	20,515
Capitalized application software	510,018	117,948	392,070

	$855,238	$227,177	$628,061

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

For the three and six months ended June 30, 2007, the Company capitalized $110,300 and $192,892 in costs respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended June 30, 2007 and 2006, amortization expenses associated with the internally developed application software was $36,245 and $9,240 respectively. For the six months ended June 30, 2007 and 2006, amortization expenses associated with the internally developed application software was $64,927 and $13,803 respectively. At June 30, 2007, the remaining book value of the application software was $392,070.

Depreciation expense for equipment and leaseholds for the three months ended June 30, 2007 and 2006 was $16,815 and $10,659 respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $32,452 and $18,349 respectively.

f) Intangible assets

As at June 30, 2007:

	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Purchase option for office building	$10,000	$1,786	$8,214
Historical data	19,295	643	18,652

	29,295	2,429	26,866

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	—	110,000
Perpetual software licenses	63,522	—	63,522
Domain names	10,652	—	10,652

	184,174	—	184,174

Total intangible assets	$213,469	$2,429	$211,040

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the office building purchase option is 5 years which is the term of the option. For the three and six months ended June 30, 2007, amortization expense for amortized intangible assets was $1,179 and $1,715 respectively. There was no amortization expense for intangible assets in the comparative period.

The Company assesses potential impairments to its unamortized intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the unamortized intangible asset is not recoverable and exceeds its fair value. The carrying

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

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

g) Stock-based compensation

The following table summarizes the classification of the stock-based compensation expense recognized in the Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales and marketing	14,950	7,974	25,900	15,948
General and administrative	2,292	993	3,315	1,986
Software development	40,464	35,940	72,847	60,828

Total stock-based compensation	57,706	44,907	102,062	78,762

As of June 30, 2007, there was $431,218 of total unrecognized compensation cost related to non-vested stock-based compensation, which is to be recognized over a weighted average period of 2.58 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Expected stock price volatility	93%	71%	93%	71%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	6.0 years	6.25 years	6.0 years	6.25 years
Weighted average fair value of options granted	$0.21	$0.21	$0.21	$0.21

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

h) Software development

Expenditures for software development are expensed as incurred. The Company expensed $236,574 and $116,110 in software development costs during the three months ended June 30, 2007 and 2006, respectively, primarily related to the maintenance of existing products and services, and the development of new products. The Company expensed $411,227 and $243,626 in software development costs during the six months ended June 30, 2007 and 2006, respectively

i) New accounting standards

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

In February 2007, FASB issued SFAS No. 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact, if any, that FAS No. 159 will have on our consolidated financial statements is not yet determinable.

j) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

3.	RELATED PARTIES

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). On March 30, 2007, the Company borrowed an additional $500,000. As at June 30, 2007, the Company has borrowed a total of $1,000,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At June 30, 2007, the loan balance due to Bravenet including accrued interest is $1,152,886.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. For the comparative three and six months ended June 30, 2006, Quotemedia incurred sales expenses of $31,320 and $122,279 respectively, related to customer promotion and lead generation services provided by Bravenet. In April 2007, the Company made a payment of $78,358 towards amounts due to Bravenet for accrued customer promotion and lead generation services. At June 30, 2007, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $550,008 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at June 30, 2007. At June 30, 2007, the balance due to Bravenet for the unpaid purchase price is $124,470, which includes interest accrued at 10%.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $7,000 per month. In April 2007, the Company paid Bravenet $102,820 which represented the total amount due to Bravenet, including interest, for services provided from May 1, 2006 to March 31, 2007. At June 30, 2007, the balance due to Bravenet for unpaid computer hosting and maintenance services is $21,389. This amount includes interest accrued at 10%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $10,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At June 30, 2007, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at June 30, 2007, the balance due to Harrison for unpaid office rent is $159,186. This amount includes interest accrued at 10%.

At June 30, 2007, the Company owed $678,273 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at June 30, 2007 no preferred shares have been issued.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

b) Common stock

During the three months ended June 30, 2007, we issued 1,016,591 shares of common stock to an officer of the Company pursuant to the exercise of warrants at an exercise price of $0.15. The officer surrendered 1,089,204 shares of previously held mature shares of our common stock to pay the exercise cost of $315,869. The surrendered common stock was valued at $0.29 which was the closing price of our common stock on the date of the transaction. The surrendered common stock was subsequently cancelled.

During the three months ended June 30, 2007, we issued a total of 83,472 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. The employees exercised a total of 187,758 stock options at exercise prices ranging from $0.15 to $0.20. The Company repurchased a total of 104,286 shares of common stock to pay the total exercise cost of $30,237. The repurchased common stock was valued at stock prices ranging from $0.28 to $0.32 per share which were the closing prices of our common stock on the dates of the transactions. Pursuant to the terms of the option agreements, the Company’s Board of Directors is required to approve the repurchase of the shares. The average of the value of the shares repurchased and surrendered was $0.29 per share.

During the three months ended June 30, 2007, we issued an additional 50,000 shares of common stock to former consultants pursuant to the exercise of stock options. The stock options had an exercise price of $0.15. The Company received total cash proceeds of $7,500 as a result of these transactions.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

The following table represents stock option and warrant activity for the six months ended June 30, 2007:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	39,969,357	$0.13
Granted under company stock option plan	163,000	$0.27
Stock options exercised	(666,458)	$0.08
Warrants exercised	(2,484,070)	$0.16
Forfeited/Expired	(145,000)	$0.35

Outstanding at June 30, 2007	36,836,829	$0.13

The following table summarizes our non-vested stock option activity for the six months ended June 30, 2007:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2006	2,601,000	$0.36
Granted during the period	163,000	$0.27
Vested during the period	(525,750)	$0.35
Forfeited during the period	(52,000)	$0.39

Non-vested stock options and warrants at June 30, 2007	2,186,250	$0.35

Range of Exercise Price	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$0.05-0.10	28,206,026	0.46	$0.05	28,206,026	$0.05
$0.11-0.30	233,333	9.36	$0.25	143,333	$0.25
$0.31-0.50	8,397,470	7.16	$0.40	6,301,220	$0.42

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

As at June 30, 2007 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2007 the aggregate intrinsic value of options and warrants outstanding was $5,258,602 and the aggregate intrinsic value of options and warrants exercisable was $5,258,602. Total intrinsic value of options exercised during the six months ended June 30, 2007 was $482,253. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or June 30, 2007.

The Company is subject to income taxes in the United States and Canada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years ranging from 1999 to 2006 remain subject to examination in the United States and Canada. We recognize potential interest and penalties related to income taxes matters in income tax expense.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

6.	SUPPLEMENTARY CASH FLOW INFORMATION

	2007	2006
Six months ended June 30,
Cash flow information:
Cash paid for Interest	$9,526	$1,035
Cash received for Interest	12,486	9,085
Cash paid for taxes	—	—

During the six months ended June 30, 2007, we issued 1,016,591 shares of common stock to an officer of the Company pursuant to the exercise of warrants and stock options. The officer surrendered 1,089,204 shares of previously held mature shares of our common stock to pay the exercise cost of $315,869. We also issued a total of 617,621 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. The Company repurchased a total of 377,112 shares of common stock to pay the total exercise cost of $115,382.

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

Our Portfolio Management Systems consist of Quotestream™ Desktop, Quotestream™ Wireless, and our Web Portfolio Management systems. Quotestream is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies. Quotestream is available to customers in both a desktop version accessible via personal computer and, concurrently, in a companion wireless version accessible via a wide variety of wireless handheld devices. We introduced Quotestream II to the market in limited release during the second quarter of 2007. Quotestream II is our next generation portfolio management system, with enhanced features and functionality compared to our original Quotestream product. We expect that Quotestream II will be available for general release in the fourth quarter of 2007.

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

During the three and six months ended June 30, 2007, we achieved significant revenue growth compared to the same periods in 2006. The growth resulted from increased sales of our Interactive Content and Data Applications as we continued to expand our line of financial data products and the depth of our data offerings throughout the year. Increased subscriptions to Quotestream during the year also contributed to our revenue growth. Based on revenue earned to date in 2007, and on existing revenue under contract as of the date of this report, we anticipate that our revenue for fiscal 2007 will be significantly greater than the revenue earned in fiscal 2006. We expect revenue growth in 2007 to be primarily driven by our Interactive Content and Data Applications and our new Quotestream II product offering. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

Our comparative gross profit margin decreased resulting from the addition, over the course of 2006 and continuing throughout the quarter just ended, of new fixed data costs to support the new products developed during the period, including Quotestream II and our new Market Data Feeds. Because a significant portion of these costs are fixed, we expect higher gross margins as revenue increases in future quarters.

Our operating expenses were also significantly greater in the three and six months ended June 30, 2007 than in the comparative periods in 2006. This growth was as result of increasing our staffing and operating capacities during the past 18 months, to develop and support the new products we have recently launched, and new products that we plan to introduce to the market in the third and fourth quarters of 2007

Our plan of operation for the remainder of 2007 will focuses on marketing Quotestream II to the investment professional market, releasing our new international data sets, as well as marketing our Market Data Feeds. We will continue to add new data content to expand our line of Interactive Content and Data Applications and to license our Quotestream Wireless applications. We had previously disclosed our intention to establish an online trading division. Because of the inability of our intended clearing partner to proceed as planned, we have decided to delay our entry into the direct access trading market at this time.

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

Results of Operations – Three and Six Months ended June 30, 2007 and June 30, 2006

Revenue

	2007	2006	Change ($)	Change (%)
Three months ended June 30,
Licensing revenue	$1,331,405	$852,871	$478,534	56%

Six months ended June 30,
Licensing revenue	$2,492,105	$1,691,137	$800,968	47%

Licensing revenue increased $478,534 (56%) and $800,968 (47%) when comparing the three and six month periods ended June 30, 2007 and 2006. This increase reflects sales growth for both our Interactive Content and Data Applications and our Quotestream Portfolio Management System.

We expanded our line of Interactive Content and Data Applications, which includes XML market data feeds, and our average per client revenue increased from the comparative periods. This resulted in a $349,038 (69%) and $517,065 (48%) increase in Interactive Content and Data Application revenue when comparing the three and six month periods ended June 30, 2007 and 2006. The number of Quotestream subscribers and the average subscription revenue per user increased during the three and six month periods ended June 30, 2007, resulting in a $129,496 (37%) and 283,903 (46%) increase in Portfolio Management System revenue from the comparative periods. Portfolio Management System revenue includes revenue from licensing one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $180,000 for the three and six month periods ended June 30, 2007, compared to $75,000 and $150,000 earned in comparative periods.

Cost of Revenue and Gross Profit Summary

	2007	2006	Change ($)	Change (%)
Three months ended June 30,
Cost of revenue	$599,145	$326,644	$272,501	83%
Gross profit	$732,260	$526,227	$206,033	39%
Gross margin %	55%	62%

Six months ended June 30,
Cost of revenue	$1,112,859	$611,897	$500,968	82%
Gross profit	$1,379,246	$1,079,240	$300,006	28%
Gross margin %	55%	64%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased $272,501 (83%) and $500,968 (82%) when comparing the three and six month periods ended June 30, 2007 and 2006. The increase is primarily due to costs associated with replacing our primary data feed which was completed in February 2006 to support our major technology expansion and reconfiguration program. The increase is also due to additional data content required to support the new products and features that we have recently launched, and new products that we plan to introduce to the market in the third and fourth quarters of 2007. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable periods. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 55% for the three and six month periods ended June 30, 2007, from 62% and 64% in the comparable periods. Because a significant portion of these cost increases are fixed, we expect higher gross margins as revenue increases in future quarters.

Operating Expenses Summary

	2007	2006	Change ($)	Change (%)
Three months ended June 30,
Sales and marketing	$429,785	$208,226	$221,559	106%
General and administrative	393,040	288,453	104,587	36%
Software development	236,574	116,110	120,464	104%

Total operating expenses	$1,059,399	$612,789	$446,610	73%

Six months ended June 30,
Sales and marketing	$862,733	$372,060	$490,673	132%
General and administrative	751,001	600,227	150,774	25%
Software development	411,227	243,626	167,601	69%

Total operating expenses	$2,024,961	$1,215,913	$809,048	67%

Sales and Marketing

Sales and marketing consists primarily of sales salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $221,559 (106%) and $490,673 (132%) when comparing the three and six month periods ended June 30, 2007 and 2006. The increase is due primarily to the Company moving its lead generation services in house effective May 1, 2006. Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc., now performs sales functions for Quotemedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc.

Included in sales and marketing expense is $75,000 and $150,000 in non-cash advertising costs incurred in the three and six month periods ended June 30, 2007. We receive advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $75,000 and $150,000 in advertising credits during the comparative periods in 2006.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $104,587 (36%) and $150,774 (25%) when comparing the three and six month periods ended June 30, 2007 and 2006. Commencing May 2006, Quotemedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expense from the comparative periods, as well as increased costs incurred for computer hosting and maintenance services for the new office.

The increase in general and administrative expenses is also due to increased audit and accounting fees compared to same periods in 2006. Depreciation expense also increased due to the purchase of new computer equipment and the amortization of capitalized software application costs.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $120,464 (104%) and $167,601 (69%) when comparing the three and six month periods ended June 30, 2007 and 2006. Salary expense for software development personnel increased from the comparative periods, as we made competitive salary adjustments for existing employees, and added new software development personnel.

Additional software development personnel were required for our technology expansion and reconfiguration program. This program is being undertaken in preparation for our entry into the raw financial data feed provisioning markets.

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $110,300 and $192,892 of development costs in the three and six months ended June 30, 2007, compared to $75,680 and $118,438 in same periods in 2006. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	2007	2006
Three months ended June 30,
Foreign exchange loss	$(36,043)	$(2,989)
Interest expense	(61,720)	(27,260)
Loss of disposal of equipment	—	(1,612)

Total other income and (expenses)	$(97,763)	$(31,861)

Six months ended June 30,
Foreign exchange loss	$(42,498)	$(4,376)
Interest expense	(108,774)	(47,774)
Loss on disposal of equipment	—	(1,612)

Total other income and (expenses)	$(151,272)	$(53,762)

Foreign Exchange Loss

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates. The increase in the foreign exchange loss from the comparative periods is due to the combination of a weakened U.S. dollar and increased Canadian dollar liabilities.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six month periods ended June 30, 2007 due to additional borrowings compared to same period in 2006. Interest is accrued at 10% per annum.

Loss on Disposal of Equipment

In April 2006 of the comparative period, we wrote off obsolete computer equipment that had a net book value of $1,612.

Net income (loss) for the period

As a result of the foregoing, the net loss for the three months ended June 30, 2007 was $424,902 or $(0.01) per share compared to a loss of $118,423 or less than $(0.01) per share for the three months ended June 30, 2006. The net loss for the six months ended June 30, 2007 was $796,987 or $(0.01) per share compared to a loss of $190,435 or less than $(0.01) per share for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our cash totaled $497,821 at June 30, 2007, as compared with $886,251 at December 31, 2006, a decrease of $388,430. Net cash of $598,022 was used in operations for the six month period ended June 30, 2007, primarily due to the net loss for the period and increases to accounts receivable and prepaid expenses, offset by the increase in accounts payable and amounts due to related parties. Net cash used in investing activities for the six month period ended June 30, 2007 was $262,630 resulting from the purchase of new equipment and capitalized software development costs. Net cash provided by financing activities for the six month period ended June 30, 2007 was $472,222 resulting from a $500,000 loan from a related party and the proceeds from the exercise of stock options, offset by the repayment of amounts due to related parties.

Our current liabilities include $340,430 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $376,178 is also included in our current liabilities. The costs required to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2007

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)