Form 10QSB
period 2007-09-30
QUOTEMEDIA  INC
filed 2007-11-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On October 31, 2007, the Registrant had 67,278,916 shares of common stock outstanding.

QUOTEMEDIA, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2007
ASSETS
Current assets:
Cash	$358,260
Accounts receivable, net	365,458
Prepaid expenses	271,253
Deposits	8,975

Total current assets	1,003,946
Property and equipment, net	664,250
Intangible assets	191,853

Total assets	$1,860,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$416,130
Deferred revenue	438,763
Current portion of amounts due to related parties	428,347

Total current liabilities	1,283,240

Long-term portion of amounts due to related parties	2,491,402
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 67,278,916 shares issued and outstanding	67,280
Additional paid-in capital	6,854,810
Accumulated deficit	(8,836,683)

Total stockholders’ deficit	(1,914,593)
Total liabilities and stockholders’ deficit	$1,860,049

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
OPERATING REVENUE
Licensing revenue	$1,501,097	$960,111	$3,993,202	$2,651,248
Cost of revenue	627,023	378,116	1,739,882	990,013

Gross Profit	874,074	581,995	2,253,320	1,661,235

OPERATING EXPENSES
Sales and marketing	499,975	244,818	1,362,708	616,878
General and administrative	387,259	329,201	1,138,260	929,428
Software development	299,713	134,906	710,940	378,532

	1,186,947	708,925	3,211,908	1,924,838

OPERATING LOSS	(312,873)	(126,930)	(958,588)	(263,603)
OTHER INCOME AND EXPENSES
Foreign exchange loss	(35,322)	(9,224)	(77,820)	(13,600)
Interest expense, net	(67,141)	(27,889)	(175,915)	(75,663)
Loss on disposal of equipment	—	—	—	(1,612)

	(102,463)	(37,113)	(253,735)	(90,875)

NET LOSS	(415,336)	(164,043)	(1,212,323)	(354,478)

LOSS PER SHARE
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	66,907,945	63,156,154	66,286,926	62,142,679

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,212,323)	$(354,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161,141	60,693
Loss on disposal of equipment	—	1,612
Bad debt expense	72,454	39,239
Stock-based compensation expense	196,980	123,987
Return of capital stock from vendor settlement	—	(12,750)
Non-cash barter revenue	(90,000)	(225,000)
Non-cash barter advertising expense	75,000	225,000
Changes in assets and liabilities:
Accounts receivable	(267,879)	6,497
Prepaid expenses	(50,046)	(30,843)
Deposits	2,584	1,227
Accounts payable and amounts due to related parties	378,577	711,781
Deferred revenue	74,978	130,975

Net cash provided by (used in) operating activities	(658,534)	677,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions and capitalized application software	(341,679)	(510,465)

Net cash used in investing activities	(341,679)	(510,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options for cash	7,500	—
Repayment of amounts due to related parties	(35,278)	(30,000)
Loans from related parties	500,000	—
Issuance of capital stock for cash, net	—	16,000

Net cash provided by (used in) financing activities	472,222	(14,000)

Net increase (decrease) in cash	(527,991)	153,475
Cash, beginning of period	886,251	670,078

Cash, end of period	$358,260	$823,553

See supplementary information (note 6)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

d) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As of September 30, 2007, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Barter revenue earned	$90,000	$75,000	$270,000	$225,000
Advertising credit used	$90,000	$75,000	$240,000	$225,000

e) Property and equipment

As of September 30, 2007:	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$259,219	$91,882	$167,337
Office furniture and equipment	65,004	23,919	41,085
Leasehold improvements	29,478	10,683	18,795
Capitalized application software	599,881	162,848	437,033

	$953,582	$289,332	$664,250

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

For the three and nine months ended September 30, 2007, the Company capitalized $89,864 and $282,756 in costs respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended September 30, 2007 and 2006, amortization expenses associated with the internally developed application software was $44,900 and $15,740 respectively. For the nine months ended September 30, 2007 and 2006, amortization expenses associated with the internally developed application software was $109,827 and $29,543 respectively. At September 30, 2007, the remaining book value of the application software was $437,033.

Depreciation expense for equipment and leaseholds for the three months ended September 30, 2007 and 2006 was $17,255 and $12,561 respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $49,707 and $30,971 respectively.

f) Intangible assets

As at September 30, 2007:	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Purchase option for office building	$10,000	$2,321	$7,679

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	—	110,000
Perpetual software licenses	63,522	—	63,522
Domain names	10,652	—	10,652

	184,174	—	184,174

Total intangible assets	$194,174	$2,321	$191,853

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the office building purchase option is 5 years which is the term of the option. For the three and nine months ended September 30, 2007, amortization expense for amortized intangible assets was $(107) and $1,607 respectively. The Company had accrued $19,295 for the purchase of historical financial data in June 2007. This transaction and the associated accumulated amortization of $643 were reversed in July 2007 as the Company never took possession of the data. This resulted in a net recovery of $107 in amortization expenses for the three month period ending September 30, 2007. Amortization expense for intangible assets was $179 for the three and nine month comparative periods.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

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

g) Stock-based compensation

The following table summarizes the classification of the stock-based compensation expense recognized in the Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales and marketing	28,737	7,974	54,637	23,922
General and administrative	2,514	2,061	5,829	4,047
Software development	63,667	35,190	136,514	96,018

Total stock-based compensation	94,918	45,225	196,980	123,987

As of September 30, 2007, there was $533,638 of total unrecognized compensation cost related to non-vested stock-based compensation, which is to be recognized over a weighted average period of 2.24 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected dividend yield	—	n/a	—	—
Expected stock price volatility	93%	n/a	93%	71%
Risk-free interest rate	4%	n/a	4%	4%
Expected life of options	4.6 years	n/a	4.7 years	6.25 years
Weighted average fair value of options granted	$0.14	n/a	$0.14	$0.21

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

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

h) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $299,713 and $134,906 in software development costs during the three months ended September 30, 2007 and 2006, respectively. The Company expensed $710,940 and $378,532 in software development costs during the nine months ended September 30, 2007 and 2006, respectively

i) New accounting standards

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

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 is required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year. We do not believe that the implementation of FAS No. 157 will impact our consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

j) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

3.	RELATED PARTIES

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). On March 30, 2007, the Company borrowed an additional $500,000. As at September 30, 2007, the Company has borrowed a total of $1,000,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At September 30, 2007, the loan balance due to Bravenet including accrued interest is $1,181,949.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. In April 2007, the Company made a payment of $78,358 towards amounts due to Bravenet for accrued customer promotion and lead generation services. At September 30, 2007, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $563,873 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at September 30, 2007. At September 30, 2007, the balance due to Bravenet for the unpaid purchase price is $136,142, which includes interest accrued at 10%.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $7,000 per month. In April 2007, the Company paid Bravenet $102,820 which represented the total amount due to Bravenet, including interest, for services provided from May 1, 2006 to March 31, 2007. At September 30, 2007, the balance due to Bravenet for unpaid computer hosting and maintenance services is $46,215. This amount includes interest accrued at 10%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $10,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At September 30, 2007, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at September 30, 2007, the balance due to Harrison for unpaid office rent is $228,715. This amount includes interest accrued at 10%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

At September 30, 2007, the Company owed $745,579 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4.	STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at September 30, 2007 no preferred shares have been issued.

b) Common stock

During the three months ended September 30, 2007, we issued 324,625 shares of common stock to an officer of the Company pursuant to the exercise of warrants at an exercise price of $0.09. The officer surrendered 132,801 shares of previously held mature shares of our common stock to pay the exercise cost of $29,216. The surrendered common stock was valued at $0.22 which was the closing price of our common stock on the date of the transaction. The surrendered common stock was subsequently cancelled.

During the three months ended September 30, 2007, we issued a total of 179,147 shares of common stock to an officer and a former consultant of the Company pursuant to the exercise of stock options and warrants. The officer and former employee exercised a total of 313,951 stock options and warrants at an exercise price of $0.09. The Company repurchased a total of 134,804 shares of common stock to pay the total exercise cost of $28,256. The repurchased common stock was valued at stock prices ranging from $0.20 to $0.22 per share which were the closing prices of our common stock on the dates of the transactions. Pursuant to the terms of the option and warrant agreements, the Company’s Board of Directors is required to approve the repurchase of the shares. The average of the value of the shares repurchased and surrendered was $0.21 per share.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

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

The following table represents stock option and warrant activity for the nine months ended September 30, 2007:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	39,969,357	$0.10
Granted under company stock option plan	3,741,000	$0.19
Warrants granted	3,202,803	$0.19
Stock options exercised	(725,000)	$0.07
Warrants exercised	(3,064,104)	$0.14
Forfeited/Expired	(6,925,803)	$0.40

Outstanding at September 30, 2007	36,198,253	$0.10

The following table summarizes our non-vested stock option activity for the nine months ended September 30, 2007:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2006	2,601,000	$0.36
Granted during the period	6,943,803	$0.19
Vested during the period	(2,575,250)	$0.24
Forfeited during the period	(1,801,875)	$0.35

Non-vested stock options and warrants at September 30, 2007	5,167,678	$0.20

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.05-0.10	27,567,450	0.22	$0.05	27,567,450	$0.05
$0.11-0.30	6,780,803	7.76	$0.19	1,828,125	$0.19
$0.31-0.50	1,850,000	4.09	$0.39	1,635,000	$0.39

On September 12, 2007, the Company’s Board of Directors and Compensation Committee authorized a reduction of the exercise price of stock options and warrants granted to all employees and directors who held options or warrants with exercise prices greater than $0.24. The new exercise price for those options and warrants were fixed at $0.19 per share, which was the market price of the Company’s Common Stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged, except for fully vested warrants held by certain officers and directors that were exchanged for warrants that vest in equal monthly installments over a two year period beginning September 12, 2007. The repricing of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $197,297 that will be recognized over the expected term of the new awards.

As at September 30, 2007 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2007 the aggregate intrinsic value of options and warrants outstanding was $4,814,891 and the aggregate intrinsic value of options and warrants exercisable was $4,666,310. Total intrinsic value of options exercised during the nine months ended September 30, 2007 was $562,154. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

5.	INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or September 30, 2007.

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

6.	SUPPLEMENTARY CASH FLOW INFORMATION

Nine months ended September 30,	2007	2006
Cash flow information:
Cash paid for Interest	$10,422	$1,426
Cash received for Interest	15,302	15,522
Cash paid for taxes	—	—
Exercise of stock options with mature shares of common stock	345,085	312,961

During the nine months ended September 30, 2007, we issued a total of 2,430,420 shares of common stock to an officer of the Company pursuant to the exercise of warrants and stock options. The officer surrendered a total of 1,222,005 shares of previously held mature shares of our common stock to pay the exercise cost of $345,085. We also issued a total of 1,308,684 shares of common stock to employees and former consultants of the Company pursuant to the exercise of stock options. The Company repurchased a total of 511,916 shares of common stock to pay the total exercise cost of $143,637.

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

We have three general product lines: Data Feed Services; Interactive Content and Data Applications; and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to be offered to our customers.

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

All of our content solutions are completely customizable, and embed directly into client web pages for seamless integration with existing content, and comprise only a single line of code for quick installation and fast loading efficiency.

Our Portfolio Management Systems consist of Quotestream™ Desktop, Quotestream™ Wireless, and our Web Portfolio Management systems. Quotestream is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies. Quotestream is available to customers in both a desktop version accessible via personal computer and in a wireless version accessible via a wide variety of wireless handheld devices. Quotestream™ Wireless and Quotestream™ Desktop are true companion products – any changes made to portfolios in either application are automatically reflected in the other. We introduced Quotestream II to the market in limited release during the second quarter of 2007. Quotestream II is our next generation portfolio management system, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality. The Company also substantially completed the development of Quotestream Professional in the third quarter of 2007. Where Quotestream II is geared towards providing a professional level experience to non-professional users, Quotestream Professional is designed specifically for use by financial services professionals, offering unparalleled coverage and functionality at extremely aggressive pricing. We expect that Quotestream Professional and Quotestream II will be available for general release in the fourth quarter of 2007 and the first quarter of 2008 respectively.

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of two to three years and are automatically renewed unless notice is given within 90 days. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to two years and are automatically renewed unless notice is given within 90 days.

During the three and nine months ended September 30, 2007, we achieved significant revenue growth compared to the same periods in 2006. The growth resulted from increased sales of our Interactive Content and Data Applications as we continued to expand our line of financial data products and the depth of our data offerings throughout the year. Increased subscriptions to Quotestream during the year also contributed to our revenue growth. Based on revenue earned to date in 2007, and on existing revenue under contract as of the date of this report, we anticipate that our revenue for fiscal 2007 will be significantly greater than the revenue earned in fiscal 2006. We expect revenue growth in 2008 to be primarily driven by our Interactive Content and Data Applications and our new Quotestream II and Quotestream Professional product offerings. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

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

Our operating expenses were also significantly greater in the three and nine months ended September 30, 2007 than in the comparative periods in 2006. This growth was as result of increasing our staffing and operating capacities during the past 18 months, to develop and support the new products we have recently launched, and new products that we plan to introduce to the market in the third and fourth quarters of 2007

Our plan of operation for the remainder of 2007 will focus on marketing Quotestream II for deployments by brokerage firms to their clients, and moving strongly into the investment professional market with Quotestream Professional. We also plan to release new international data sets and market our Data Feed Services. We will continue to add new data content to expand our line of Interactive Content and Data Applications and to license our Quotestream Wireless applications.

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

Results of Operations – Three and Nine Months ended September 30, 2007 and September 30, 2006

Revenue

	2007	2006	Change ($)	Change (%)
Three months ended September 30,
Licensing revenue	$1,501,097	$960,111	$540,986	56%
Nine months ended September 30,
Licensing revenue	$3,993,202	$2,651,248	$1,341,954	51%

Licensing revenue increased $540,986 (56%) and $1,341,954 (51%) when comparing the three and nine month periods ended September 30, 2007 and 2006. This increase reflects sales growth for both our Interactive Content and Data Applications and our Quotestream Portfolio Management System.

We expanded our line of Interactive Content and Data Applications, which includes XML market data feeds, contributing to an increase from the comparative periods of both the number of clients and the average per client revenue. This resulted in a $441,368 (74%) and $958,433 (58%) increase in Interactive Content and Data Application revenue when comparing the three and nine month periods ended September 30, 2007 and 2006. The number of Quotestream subscribers and the average subscription revenue per user also increased during the three and nine month periods ended September 30, 2007, resulting in a $99,617 (27%) and 383,520 (39%) increase in Portfolio Management System revenue from the comparative periods. Portfolio Management System revenue includes revenue from licensing one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $180,000 for the three and nine month periods ended September 30, 2007, compared to $75,000 and $150,000 earned in comparative periods.

Cost of Revenue and Gross Profit Summary

	2007	2006	Change ($)	Change (%)
Three months ended September 30,
Cost of revenue	$627,023	$378,116	$248,907	66%
Gross profit	$874,074	$581,995	$292,079	50%
Gross margin %	58%	61%
Nine months ended September 30,
Cost of revenue	$1,739,882	$990,013	$749,869	76%
Gross profit	$2,253,320	$1,661,235	$592,085	36%
Gross margin %	56%	63%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased $248,907 (66%) and $749,869 (76%) when comparing the three and nine month periods ended September 30, 2007 and 2006. The increase is primarily due to costs associated with replacing our primary data feed which was completed in February 2006 to support our major technology expansion and reconfiguration program. The increase is also due to the acquisition of data content required to support the new products and features that we have recently launched, and new products that we plan to introduce to the market in the fourth quarter of 2007 and the first quarter of 2008. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable periods. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 58% and 56%

for the three and nine month periods ended September 30, 2007, from 61% and 63% in the comparable periods. We do not anticipate that our primary data feed costs will increase significantly in the foreseeable future, therefore we expect higher gross margins as our revenues increase to offset these costs in future quarters.

Operating Expenses Summary

	2007	2006	Change ($)	Change (%)
Three months ended September 30,
Sales and marketing	$499,975	$244,818	$255,157	104%
General and administrative	387,259	329,201	58,058	18%
Software development	299,713	134,906	164,807	122%

Total operating expenses	$1,186,947	$708,925	$478,022	67%

Nine months ended September 30,
Sales and marketing	$1,362,708	$616,878	$745,830	121%
General and administrative	1,138,260	929,428	208,832	22%
Software development	710,940	378,532	332,408	88%

Total operating expenses	$3,211,908	$1,924,838	$1,287,070	67%

Sales and Marketing

Sales and marketing consists primarily of sales salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $255,157 (104%) and $745,830 (121%) when comparing the three and nine month periods ended September 30, 2007 and 2006. The increase is due primarily to the Company moving its lead generation services in house effective May 1, 2006. Quotemedia Ltd., a wholly owned subsidiary of Quotemedia, Inc., now performs sales functions for Quotemedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc. The increase is also due to additional sales personnel hired since the comparative periods, and additional travel expense associated with marketing our new product lines.

Sales and marketing expenses were also affected by the devalued U.S. dollar versus the Canadian dollar. A significant portion of our sales and marketing expenses are incurred in Canadian dollars and converted to U.S. dollars at the average exchange rate during the period, therefore the weakening U.S. dollar contributed to cost increases from the comparative periods.

Included in sales and marketing expense is $90,000 and $240,000 in non-cash advertising costs incurred in the three and nine month periods ended September 30, 2007. We receive advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $75,000 and $225,000 in advertising credits during the comparative periods in 2006.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $58,058 (18%) and $208,832 (22%) when comparing the three and nine month periods ended September 30, 2007 and 2006. Commencing May 2006, Quotemedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expense from the comparative periods, as well as increased costs incurred for computer hosting and maintenance services for the new office.

The increase in general and administrative expenses is also due to increased audit and accounting fees compared to same periods in 2006. Depreciation expense also increased due to the purchase of new computer equipment and the amortization of capitalized software application costs.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $164,807 (122%) and $332,408 (88%) when comparing the three and nine month periods ended September 30, 2007 and 2006. Salary expense for software development personnel increased from the comparative periods, as we made competitive salary adjustments for existing employees, and added new software development personnel. Additional software development personnel were required for our technology expansion and reconfiguration program. This program is being undertaken in preparation for our entry into the raw financial data feed provisioning markets.

Software development costs were also affected by the devalued U.S. dollar versus the Canadian dollar. The majority of our development expenses are incurred in Canadian dollars and converted to U.S. dollars at the average exchange rate during the period, therefore the weakening U.S. dollar contributed to cost increases from the comparative periods.

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $89,864 and $282,756 of development costs in the three and nine months ended September 30, 2007, compared to $78,162 and $196,599 in same periods in 2006. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	2007	2006
Three months ended September 30,
Foreign exchange loss	$(35,322)	$(9,224)
Interest expense, net	(67,141)	(27,889)
Loss of disposal of equipment	—	—

Total other expenses	$(102,463)	$(37,113)

Nine months ended September 30,
Foreign exchange loss	$(77,820)	$(13,600)
Interest expense, net	(175,915)	(75,663)
Loss on disposal of equipment	—	(1,612)

Total other expenses	$(253,735)	$(90,875)

Foreign Exchange Loss

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates. The increase in the foreign exchange loss from the comparative periods is due to the combination of a weakened U.S. dollar and increased Canadian dollar liabilities.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2007 due to additional borrowings compared to same period in 2006. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Loss on Disposal of Equipment

In April 2006 of the comparative period, we wrote off obsolete computer equipment that had a net book value of $1,612.

Net income (loss) for the period

As a result of the foregoing, the net loss for the three months ended September 30, 2007 was $415,336 or $(0.01) per share compared to a loss of $164,043 or less than $(0.01) per share for the three months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 was $1,212,323 or $(0.02) per share compared to a loss of $354,478 or $(0.01) per share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our cash totaled $358,260 at September 30, 2007, as compared with $886,251 at December 31, 2006, a decrease of $527,991. Net cash of $658,534 was used in operations for the nine month period ended September 30, 2007, primarily due to the net loss for the period and an increase in accounts receivable, offset by the increase in accounts payable and amounts due to related parties. Net cash used in investing activities for the nine month period ended September 30, 2007 was $341,679 resulting from the purchase of new equipment and capitalized software development costs. Net cash provided by financing activities for the nine month period ended September 30, 2007 was $472,222 resulting from a $500,000 loan from a related party and the proceeds from the exercise of stock options, offset by the repayment of amounts due to related parties.

Our current liabilities include $428,347 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $438,763 is also included in our current liabilities. The costs required to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2007

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)