Form 10KSB
period 2007-12-31
QUOTEMEDIA  INC
filed 2008-04-04
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Issuer’s revenue for its most recent fiscal year: $5,569,107.

As of March 3, 2008, there were outstanding 88,763,365 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (51,252,681 shares) based on the closing price of the issuer’s common stock as reported on the FINRA Over the Counter Bulletin Board, or OTCBB, on March 3, 2008, was $11,275,590. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2007

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

We have created a scalable system that aggregates, manages, and streams information from the stock exchanges, and from other information and content feeds, across both the Web and dedicated telecommunication lines. Because QuoteMedia™ is a comprehensive single source market data provider, our clients are not required to deal with multiple data vendors, many of which continue to employ outdated infrastructures and delivery technologies. This allows our clients to license comprehensive financial information applications and raw data feeds more efficiently and cost-effectively.

QuoteMedia™ offers clients the advantages of a single source for a broad range of data, information and services, including:

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

Products and Services

QuoteMedia has developed a full range of financial data and market information solutions which are licensed to our clients on a monthly, quarterly, or annual basis. Our products and services are divided into three main categories: Data Feed Services; Interactive Content and Data Applications; and Portfolio Management and Real-Time Quote Systems.

Data Feed Services

QuoteMedia offers comprehensive, ultra low latency, tick-by-tick enterprise level streaming market data feeds with complete coverage of all North American Exchanges as well as the London Stock Exchange. Data Feeds coverage includes equities, options, futures, commodities, currencies, mutual funds, and indices. Supplemental fundamental, historical, and analytical data is also available, keyed to the same symbology for a complete market data solution. The data is normalized for ease of use, and is available in a wide range of formats and delivery methods, from streaming tick-by-tick; real-time feeds delivered via dedicated telecommunications lines to XML feeds, delivering aggregated data to clients over the Internet. Data is available in real-time, delayed, as well as end of day format.

Interactive Content and Data Applications

QuoteMedia’s proprietary financial software applications comprise a unique suite of custom web technologies, encompassing customizable Java Applets, JavaScript Inserts, XML data sets and Java Servlets. These technologies combine the power and depth of established financial databases with the flexibility and efficiency of the Web to deliver customized high quality content to clients around the world. QuoteMedia financial data delivery application products and components make up a extensive product line that spans the spectrum of Quote Modules, Charts, Market Movers, News, Watch Lists, Tickers, Market Summaries, Option Chains, SEC Filings, Investor Relations Solutions, Component Fundamentals and much more. Our lightweight and fast-loading applications provide an extensive array of information in a variety of delivery vehicles. Services are purchased on a subscription basis for products ranging from fully integrated backend-compliant systems to highly portable and user friendly solutions that can be deployed in minutes to deliver robust and timely data. Our Interactive Content and Data Applications include the following:

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

Real-Time Snap Quotes – Cost-effective, customizable, instant Real-Time Quotes and Market data, Real-Time Charts, Real-Time Level II, and Real-Time Options. The Real-Time Snap Quote Service features client-controlled entitlements, comprehensive online tracking, detailed reporting capabilities, and North American Exchange Fee Capping. These features are unique to our company and result in greater efficiency and cost savings for our clients.

Market Indices – At-a-glance display of market conditions, fed directly from the major North American and International exchanges and index providers.

Charts – Markets and equity charting are available in a variety of formats. Static thumbnails or dynamic interactive charting is available to allow full market charting or individual stock performance displays, including comparisons to other equities or indices, as well as the ability to plot a wide range of technical studies.

Stock Tickers – Fully customizable vertical or horizontally scrolling tickers supply instant market information.

Stock Screeners – Allow users to filter stocks based on a wide variety of selection criteria, including sector/industry, share price, market cap, exchange, EPS, P/E ratio, etc.

News – Topic-based, sector-based and equity-based lookup of news stories and commentary relating to the markets, individual companies, or specific areas of interest.

Watch Lists – Display current values and trends for a group of user-defined equities and indices.

Market Statistics – Top gainers and losers on the day for a variety of exchanges and detailed statistical analysis of most actively traded stocks.

Investor Relations – Information on current value, historical data, charting and news, and other data related to individual public companies for investor relations information provisioning. These products provide a turnkey and self-updating Investor Relations solution for corporate websites and their investors.

Portfolio Management Systems

QuoteMedia offers four leading edge portfolio managements systems: Quotestream™ II Desktop; Quotestream™ Wireless; Quotestream™ Professional; and a Web Portfolio Management product. Each of these systems can be implemented independently, or they can be employed in conjunction with each other to provide a complete portfolio management solution for both non-professionals and professionals.

Quotestream™ II Desktop

QuoteMedia’s proprietary software, Quotestream II, is our new, unique web-delivered, embedded application providing real-time tick-by-tick streaming market quotes and research information. Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news and research information, as well as end of day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

No downloads or installations are required with this quick, lightweight and robust application. It is a sophisticated streaming portfolio management solution that can readily be embedded in any web environment, allowing users to track investments and access research data with ease.

Quotestream II has been designed specifically for syndication and private branding by brokerage, banking, and other corporate clients. It can be fully integrated into existing user registration databases, portfolio systems and on-line trading systems, thus enabling any brokerage, clearing firm, bank or other corporation to seamlessly complement their existing product offerings and differentiate themselves from their competition.

QuoteMedia corporate clients purchase volume licenses for their customers, gaining significant increases in customer attraction, retention and activity, and increased revenues as a result.

Quotestream offers the user ten portfolios, as well as market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC Filings, research, analysts and opinions, earnings forecasts, news, stock ticker, intraday through twenty year historical charting, interactive charting, desktop pop-up alerts, and email alerts. Users may fully customize their workspaces to suit their needs. The design also offers a very simple point-and-click, and drag-and-drop navigation with little or no typing involved. Quotestream II displays in full screen mode, providing a comprehensive professional trade-style interface.

Quotestream™ Wireless

QuoteMedia’s Quotestream Wireless is a revolutionary wireless companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios over-the-air through a cellular telephone or PDA. Quotestream Wireless offers an extensive array of features and advanced functionality, and supports RIM BlackBerry™, PalmOne™, Sony Ericsson™, Motorola™, Nokia™ and countless other handheld devices and cellular telephones.

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

Quotestream supports the largest selection of web based phone/pda’s of any supplier in the market. Quotestream Wireless and Quotestream Desktop are true companion products as any changes made to portfolios in either application are automatically reflected in the other.

Quotestream™ Professional

Quotestream Professional is designed specifically for use by financial services professionals, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news and research data.

Quotestream Professional was created with the latest technology, making QuoteMedia’s professional application one of the most sophisticated, user friendly and dependable market data and technical analysis solution available to market professionals today. It provides true thin client access as there is no software to download, no upgrades to install, and no technical staff required. QuoteMedia Professional is accessed via the internet, avoiding expensive server and circuit infrastructure requirements.

Quotestream Professional also features Wireless access to the same portfolios and market data entitlements through your mobile device. The Desktop and Wireless applications work in a co-companion relationship, where any changes made on one device immediately transfer to the other.

Web Portfolio Manager

The Web Portfolio Manager is a user friendly yet powerful solution allowing users to track their holdings, conduct in-depth research and analyze performance for all stocks, mutual funds and indices listed on any of the major global exchanges.

The Web Portfolio Manager provides immediate web access to detailed Quote Data, Market and Company News, Charting, Depth / Level II, Filings, Historical Data, Snap Quotes and more, the Web Portfolio Manager is an efficient and economical solution for both the new and experienced investor.

The Web Portfolio Manager offers corporate clients such as banks, wealth management companies, brokerages, clearing firms and web portals an ideal opportunity to cost-effectively provide premium online portfolio management services for their investor customers.

The Web Portfolio Manager can be integrated with the Quotestream products, so that changes in any one platform are reflected across the other systems, and real-time data entitlements are consistent across the board.

New Products and Services

We introduced Quotestream II and Quotestream Professional to the market in limited release in 2007. Quotestream II is our next generation portfolio management system for non-professional users, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and custom functionality. Quotestream II is geared towards providing a professional level experience to non-professional users. New and upgraded versions of our interactive web-based content applications in such areas as streaming news, charting, screening, mutual funds, FOREX, and advanced research information are also in development for 2008.

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

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg, Reuters, Thompson, Comstock, IDC (eSignal), Telekurs, Stockgroup, Financial Content and Money.net are some of the data providers in this highly competitive market place.

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

Trademarks, Domain Names and Intellectual Property

We own the trademarks for “Quotemedia™” and “Quotestream™” and the domain names such as www.quotemedia.com; www.quotestream.com; www.quotestream.ca; www.quotemedia.co.uk. We will continue to own and protect these key assets into the future.

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

Employees

We currently have 40 full time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With a successful implementation of our business plan, we may hire additional employees during fiscal 2008 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in July 2010.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in July 2008. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 2011.

We believe that our current leased space is sufficient to meet our needs for the next 12 months and that the property is currently in acceptable condition. Beyond that, we anticipate the need to expand our lease facilities in all locations as our company grows. We have no other properties and have no agreements to acquire any properties. We do own a right of first refusal to purchase the building we currently lease for our sales and customer support staff in Parksville, British Columbia, Canada. This right expires in April 2011.

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

	High	Low
Year ended December 31, 2006:
First Quarter	$0.50	$0.31
Second Quarter	0.40	0.28
Third Quarter	0.40	0.25
Fourth Quarter	0.38	0.25
Year ended December 31, 2007:
First Quarter	$0.40	$0.29
Second Quarter	0.32	0.23
Third Quarter	0.25	0.18
Fourth Quarter	0.22	0.18
Year ended December 31, 2008:
First Quarter (through March 3, 2008)	$0.22	$0.13

As of March 3, 2008, there were approximately 309 holders of record of our common stock. As of March 3, 2008, the closing price for our common stock was $0.22.

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

Our Portfolio Management Systems consist of Quotestream Desktop, Quotestream Wireless, Quotestream Professional, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies.

Quotestream Professional is designed specifically for use by financial services professionals, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news and research data.

Quotestream Wireless is a true companion product to both Quotestream Desktop and Quotestream Professional – any changes made to portfolios in either application are automatically reflected in the other. We introduced Quotestream II to the market in limited release in 2007. Quotestream II is our next generation portfolio management system, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality. We expect that Quotestream II will be available for general release in the third quarter of 2008.

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

During 2007 we achieved significant revenue growth compared to the previous year. The growth resulted from increased sales of our Interactive Content and Data Applications as we continued to expand our line of financial data products and the depth of our data offerings throughout the year. Increased subscriptions to Quotestream during the year also contributed to our revenue growth. Based on existing revenue under contract as of the date of this report, we anticipate that our revenue for fiscal 2008 will be significantly greater than the revenue earned in fiscal 2007. We expect revenue growth in 2008 to be primarily driven by our Interactive Content and Data Applications and our new Quotestream II and Quotestream Professional product offerings. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

Our comparative gross profit margin decreased in 2007 compared to the prior year resulting from the addition of new fixed data costs to support the new products developed during the period, including Quotestream II, Quotestream Professional, and our new Market Data Feeds. Because a significant portion of these costs are fixed, we expect higher gross margins as revenue increases in future periods.

Our operating expenses were also significantly greater in fiscal 2007 than in the comparative period. This growth was as result of increasing our staffing and operating capacities during the past 18 months to develop and support the new products we have recently launched, and new products that we plan to introduce to the market in 2008.

Our plan of operation for 2008 will focus on marketing Quotestream II for deployments by brokerage firms to their clients, and moving strongly into the investment professional market with Quotestream Professional. We also plan to release new international data sets and market our Data Feed Services. We will continue to add new data content to expand our line of Interactive Content and Data Applications and to license our Quotestream Wireless applications.

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

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2007, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2007 and 2006:

	2007	2006
Barter revenue earned	$360,000	$300,000
Advertising credits used	$330,000	$300,000

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

For the years ended December 31, 2007 and 2006, the Company capitalized $492,625 and $273,405 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2007 and 2006, amortization expenses associated with the internally developed application software was $169,265 and $51,751 respectively. At December 31, 2007, the remaining book value of the application software was $587,465.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement method for the recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance related to uncertain tax positions on the derecognition, measurement (according to the more likely than not criterion), classification, interest and penalties, accounting in interim periods and disclosure. We have evaluated all tax positions in accordance with FIN 48, and have concluded that there is no impact to our consolidated financial statements. Refer to Note 6 for additional disclosure.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, Statement 141R requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 141R may have on our financial position, results of operations and cash flows.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us will be our fiscal 2010. We do not believe that the implementation of Statement 160 will impact our consolidated financial statements.

Results of Operations

Revenue

	Years ended December 31,
	2007	2006	Change ($)	Change (%)
Licensing revenue	$5,569,107	$3,742,534	$1,826,573	49%

Licensing revenue has increased 49% when comparing the years ended December 31, 2007 and 2006. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We expanded our line of Interactive Content and Data Applications, which includes XML market data feeds. This resulted in a $1,352,108 (58%) increase in Interactive Content and Data Application revenue when comparing the years ended December 31, 2007 and 2006. The number of Quotestream subscribers and the average subscription revenue per user increased during the year; resulting in a $474,465 (34%) increase in Portfolio Management System revenue when comparing the years ended December 31, 2007 and 2006. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $360,000 for the year ended December 31, 2007, compared to $300,000 earned in 2006.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2007	2006	Change ($)	Change (%)
Cost of revenue	$2,386,925	$1,412,945	$973,980	69%
Gross profit	$3,182,182	$2,329,589	$852,593	37%
Gross margin %	57%	62%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased 69% when comparing the years ended December 31, 2007 and 2006. The increase is primarily due to communication costs associated with our new data feed which was implemented, on a graduated basis, starting February 2006. The new data feed was necessary to support the major technology expansion and reconfiguration program completed during 2007. The increase is also due to the acquisition of data content required to support the new products and features that we have recently launched, and new products that we plan to introduce to the market in 2008. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. This resulted in the cost of revenue increasing as a percentage of sales, as evidenced by our gross margin percentage which decreased to 57% for the year ended December 31, 2007, from 62% in the prior year. We do not anticipate that our primary data feed costs will increase significantly in the foreseeable future, therefore we expect higher gross margins as our revenues increase to offset these costs in future periods.

Operating Expenses Summary

	Years ended December 31,
	2007	2006	Change ($)	Change (%)
Sales and marketing	1,854,400	958,498	895,902	93%
General and administrative	1,588,744	1,334,860	253,884	19%
Software development	917,861	515,181	402,680	78%

Total operating expenses	$4,361,005	$2,808,539	$1,552,466	55%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $895,902 (93%) for the year ended December 31, 2007 when compared to fiscal 2006.

The increase is due primarily to the Company moving its lead generation services in house effective May 1, 2006. Quotemedia Ltd., a wholly owned subsidiary of QuoteMedia, Inc., now performs sales and customer support functions for QuoteMedia, Inc. Prior to May 2006, lead generation services were performed by Bravenet Web Services Inc. (a related party). The increase is also due to additional sales personnel hired since the comparative period, additional travel expense associated with marketing our new product lines, and increase investor relations expenses compared to the prior year.

Sales and marketing expenses were also affected by the devalued U.S. dollar versus the Canadian dollar. A significant portion of our sales and marketing expenses are incurred in Canadian dollars and converted to U.S. dollars at the average exchange rate during the period, therefore the weakening U.S. dollar contributed to cost increases from the comparative periods.

Included in sales and marketing expense is $330,000 in non-cash advertising costs incurred in the year ended December 31, 2007. We receive advertising credits in exchange for subscription services. The advertising credits are with a large national magazine and are part of a significant advertising campaign launched in 2006. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $300,000 in advertising credits during the comparative period in 2006.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $253,884 (19%) for year ended December 31, 2007 when compared to fiscal 2006. Commencing May 2006, QuoteMedia Ltd. rented new office space for its lead generation personnel, resulting in increased office rent expense from the comparative periods, as well as increased costs incurred for computer hosting and maintenance services for the new office. The increase in general and administrative expenses is also due to increased bad debt expenses compared to the prior year. The increase in bad debts is directly related to the increase in sales from the prior year. Depreciation expense also increased due to the purchase of new computer equipment during the year.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $402,680 (78%) for year ended December 31, 2007 when compared to fiscal 2006.

Salary expense for software development personnel increased from the comparative periods, as we made competitive salary adjustments for existing employees, and added new software development personnel. Additional software development personnel were required to develop our Quotestream II and Quotestream Professional products, as well as our new and upgraded versions of our web-based applications and market data feeds.

Software development costs were also affected by the devalued U.S. dollar versus the Canadian dollar. The majority of our development expenses are incurred in Canadian dollars and converted to U.S. dollars at the average exchange rate during the period, therefore the weakening U.S. dollar contributed to cost increases from the comparative periods.

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $492,625 of development costs for the year ended December 31, 2007, compared to $273,405 in 2006. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	Years ended December 31,
	2007	2006
Foreign exchange loss	$(91,532)	$(2,396)
Interest expense	(239,663)	(111,665)
Loss on disposal of equipment	—	(1,612)

Total other income and (expenses)	$(331,195)	$(115,673)

Foreign Exchange Loss

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates. The increase in the foreign exchange loss from the comparative periods is due to the combination of a weakened U.S. dollar and increased Canadian dollar liabilities.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the year ended December 31, 2007 due to additional borrowings compared to same period in 2006. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Loss on Disposal of Equipment

In April 2006 of the comparative period, we wrote off obsolete computer equipment that had a net book value of $1,612.

Provision for Income Taxes

In 2007, the Company recorded Canadian income tax expense of $51,191 based on a transfer pricing study performed during the year.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2007 was $(1,561,209) or $(0.02) per share compared to a net loss of $(594,623) or $(0.01) per share for the year ended December 31, 2006.

Liquidity and Capital Resources

Our cash totaled $357,316 at December 31, 2007, as compared with $886,251 at December 31, 2006, a decrease of $528,935. Net cash of $436,853 was used by operations for the year ended December 31, 2007, primarily due to the net loss for the period and an increase in accounts receivable, offset by the increase in accounts payable and amounts due to related parties. Net cash used in investing activities for the year ended December 31, 2007 was $564,304 resulting from capitalized application software costs and the purchase of new computer equipment. Net cash provided by financing activities for the year ended December 31, 2007 was $472,222, resulting from a $500,000 loan from a related party and the proceeds from the exercise of stock options, offset by the repayment of amounts due to related parties.

Our current liabilities include $501,642 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $433,630 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Note 9 to our financial statements, we do not have any off-balance sheet arrangements.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007, Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year end covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

The management of QuoteMedia, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	65	Chairman of the Board

R. Keith Guelpa	61	President, Chief Executive Officer, and Director

David M. Shworan	40	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	41	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines; a Code of Business Conduct/Ethics, Code of Ethics from the CEO and Senior Financial Officers, and any amendments or waivers thereto; an Audit Committee Charter; and any other corporate governance materials contemplated by SEC or applicable regulations. We post on our website at www.quotemedia.com/qmci/investors.php, these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

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

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2007 and 2006 earned by our Chief Executive Officer and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
R. Keith Guelpa (3)	2007	$192,000	—	—	—	$192,000
Chief Executive Officer,	2006	$135,000	—	—	—	$135,000
QuoteMedia, Inc.
David M. Shworan (4)	2007	$300,000	—	$96,000	—	$396,000
Chief Executive Officer,	2006	$225,000	—	—	—	$225,000
QuoteMedia, Ltd.
Keith J. Randall (5)	2007	$108,000	—	$19,000	—	$127,000
Chief Executive Officer,	2006	$87,000	—	—	—	$87,000
QuoteMedia, Inc.

(1)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.

(2)	Options Awards represent the fair value of option awards granted, computed in accordance with FAS 123R.

(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”. During 2007 and 2006, we repaid $35,278 and $30,000, respectively, of amounts due to Mr. Guelpa for loans made to the company in 2000 and 2001. See Item 12, “Certain Relationships and Related Transactions.”

(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Pursuant to his employment agreement, we started accruing salary payable to Mr. Shworan in June 2003. From June 2003 to December 31, 2006 we did not pay a salary to Mr. Shworan, however amounts due were accrued and expensed. During 2007 we paid $175,000 in salary to Mr. Shworan, and accrued and expensed the remaining $125,000 salary due to him. Unpaid salary owed to Mr. Shworan accrues interest at the prime bank rate minus 1%. In September 2007, we cancelled 2,400,000 warrants held by Mr. Shworan with an exercise price of $0.465, and reissued warrants to Mr. Shworan with an exercise price of $0.19. The fully vested warrants previously held by Mr. Shworan were exchanged for warrants that vest in equal monthly installments over a two year period beginning September 2007. The expiry date of the warrants remained unchanged.

(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”. In April 2007, we granted Mr. Randall 50,000 of stock options. The options vest equally over five years and had an exercise price of $0.27. The options expire in April 2017. In September 2007, we cancelled the 50,000 options granted to Mr. Randall in April 2007, as well as 50,000 options granted to Mr. Randall in 2005 that had an exercise price of $0.39. The options were reissued to Mr. Randall with exercise prices of $0.19. The vesting period and the expiry dates of the repriced options remained unchanged. In December 2007, we granted Mr. Randall 50,000 warrants. The warrants were fully vested and had an exercise price of $0.19. The options expire in December 2017.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Exercise Date
David M. Shworan	200,000	—	$0.05	4-Apr-2008
	2,000,000	—	$0.05	08-May-2008
	3,000,000	—	$0.075	08-May-2008
	300,000	2,100,000	$0.19	01-Aug-2015
Keith J. Randall	100,000	—	$0.05	4-Apr-2008
	34,375	15,625	$0.19	31-Jan-2015
	10,000	40,000	$0.19	12-Apr-2017
	50,000	—	$0.19	21-Dec-2017

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004. We expect that a new employment agreement for Mr. Guelpa will be executed in 2008. Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement. We expect that an employment agreement for Mr. Shworan will be executed in 2008.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2007. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2007, computed in accordance with FAS 123R.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$82,020	$21,417	—	$103,437

The Chairman of the Board, Robert J. Thompson, receives a monthly retainer of $6,835. In September 2007, we cancelled a total of 802,803 warrants held by Mr. Thompson with an exercise prices ranging from $0.25 to $0.40, and reissued warrants to Mr. Thompson with an exercise prices of $0.19. The fully vested warrants previously held by Mr. Thompson were exchanged for warrants that vest in equal monthly installments over a two year period beginning September 2007. The expiry dates of the warrants remained unchanged.

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

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors
David M. Shworan (3)	34,551,800	36.5%
R. Keith Guelpa (4)	8,241,061	9.3%
Robert J. Thompson (5)	1,075,084	1.2%
Executive Officers
Keith J. Randall (6)	665,132	0.7%
All executive officers and directors as a group	44,533,077	46.5%
5% Stockholders (7)	—	—

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)	The percentages shown are calculated based upon 88,763,365 shares of common stock outstanding on March 3, 2008. The numbers and percentages shown include the shares of common stock actually owned as of March 3, 2008 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 3, 2008 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan’s wife. Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 6,000,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”

(4)	Represents 6,241,061 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.

(5)	Represents 257,483 shares of common stock and vested options and warrants to acquire 817,601 shares of common stock.

(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 204,792 shares of common stock.

(7)	We are unaware of any stockholders who beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans approved by stockholders	4,688,000	$0.22	5,389,653
Equity Compensation Plans not approved by stockholders	9,877,803	$0.14	N/A

Total	14,565,803		5,389,653

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2007, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2007, 1,277,530 shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 4,688,000 options outstanding under the 2003 plan.

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

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). On March 30, 2007, the Company borrowed an additional $500,000. As at December 31, 2007, the Company has borrowed a total of $1,000,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. In November 2007, we issued 21,000,000 shares of common stock to the President and Chief Executive Officer of QuoteMedia, Ltd. pursuant to the exercise of warrants at an exercise price of $0.05. Exercise proceeds totaling $1,050,000 were used to pay down the loan from Bravenet. At December 31, 2007, the remaining loan balance due to Bravenet including accrued interest is $152,995.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. In April 2007, the Company made a payment of $78,358 towards amounts due to Bravenet for accrued customer promotion and lead generation services. At December 31, 2007, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $578,088 including accrued interest at 10% per annum.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2007. At December 31, 2007, the balance due to Bravenet for the unpaid purchase price is $141,123, which includes interest accrued at 10%.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $7,000 per month. In April 2007, the Company paid Bravenet $102,820 which represented the total amount due to Bravenet, including interest, for services provided from May 1, 2006 to March 31, 2007. At December 31, 2007, the balance due to Bravenet for unpaid computer hosting and maintenance services is $70,979. This amount includes interest accrued at 10%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $10,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2007, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2007, the balance due to Harrison for unpaid office rent is $252,070. This amount includes interest accrued at 10%.

At December 31, 2007, the Company owed $840,001 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.2	Employment Agreement between the Registrant and R. Keith Guelpa (1)

10.3	Employment Agreement between the Registrant and Keith Randall (1)

10.4	Employment Agreement between the Registrant and Duane Nelson (1)

10.5	Amended 1999 Equity Incentive Compensation Plan (3)

10.6	Employment Agreement between the Registrant and David M. Shworan (2)

10.7	Amended Employment Agreement between the Registrant and David M. Shworan (3)

10.8	2003 Equity Incentive Compensation Plan (2)

21	List of Subsidiaries

23.1	Consent of Hein & Associates LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.

(2)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.

(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2007 and 2006 by our principal accountants are as follows:

	2007	2006
Audit Fees	$58,860	$37,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

All of the services provided by Hein & Associates LLP described above under the captions “Audit Fees,” and were approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2008	QUOTEMEDIA, INC.

	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	April 3, 2008

/s/ David M. Shworan David M. Shworan	Director	April 3, 2008

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2008

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	April 3, 2008

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Quotemedia, Inc.

Fountain Hills, Arizona

We have audited the accompanying consolidated balance sheet of Quotemedia Inc. and subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ending December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the years ending December 31, 2007 and December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Quotemedia Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control of Financial reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

April 3, 2008

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007
ASSETS
Current assets:
Cash	$357,316
Accounts receivable, net	299,806
Prepaid expenses	265,868
Deposits	9,027

Total current assets	932,017
Property and equipment, net	803,117
Intangible assets	198,050

Total assets	$1,933,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$560,333
Deferred revenue	433,630
Current portion of amounts due to related parties	501,642

Total current liabilities	1,495,605

Long-term portion of amounts due to related parties	1,571,085
Commitments & Contingencies (Note 2,5,9)
Stockholders’ deficit:
Preferred stock, non designated, 10,000,000 shares authorized, none issued.	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 88,763,365 shares issued and outstanding	88,764
Additional paid-in capital	7,963,299
Accumulated deficit	(9,185,569)

Total stockholders’ deficit	(1,133,506)
Total liabilities and stockholders’ deficit	$1,933,184

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended DECEMBER 31, 2007	Year ended DECEMBER 31, 2006
OPERATING REVENUE
Licensing fees	$5,569,107	$3,742,534
Cost of revenue	2,386,925	1,412,945

Gross Profit	3,182,182	2,329,589
OPERATING EXPENSES
Sales and marketing	1,854,400	958,498
General and administrative	1,588,744	1,334,860
Software development	917,861	515,181

	4,361,005	2,808,539

OPERATING LOSS	(1,178,823)	(478,950)
OTHER INCOME AND (EXPENSES)
Foreign exchange loss	(91,532)	(2,396)
Interest expense	(239,663)	(111,665)
Loss on disposal of equipment	—	(1,612)

	(331,195)	(115,673)

NET LOSS BEFORE INCOME TAXES	(1,510,018)	(594,623)

Provision for income taxes	51,191	—

NET LOSS	$(1,561,209)	$(594,623)

LOSS PER SHARE
Basic and diluted loss per share	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	69,183,701	62,768,422

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2007 and 2006

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005	61,167,660	$61,187	$6,451,845	$(7,029,737)	$(516,705)
Stock options and warrants exercised	5,174,277	5,154	331,007	—	336,161
Return of capital stock from vendor settlement, cancelled	(75,000)	(75)	(12,675)	—	(12,750)
Shares returned to the Company for exercise of stock option, cancelled	(1,043,204)	(1,043)	(311,918)	—	(312,961)
Stock based compensation	—	—	194,128	—	194,128
Net loss	—	—	—	(594,623)	(594,623)

Balance, December 31, 2006	65,223,733	$65,223	$6,652,387	$(7,624,360)	$(906,750)

Stock options and warrants exercised	24,849,226	24,851	1,396,128	—	1,420,979
Shares returned to the Company for exercise of stock option, cancelled	(1,309,594)	(1,310)	(362,169)	—	(363,479)
Stock based compensation	—	—	276,953	—	276,953
Net loss	—	—	—	(1,561,209)	(1,561,209)

Balance, December 31, 2007	88,763,365	$88,764	$7,963,299	$(9,185,569)	$(1,133,506)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended DECEMBER 31, 2007	Year ended DECEMBER 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,561,209)	$(594,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	238,702	97,497
Loss on disposal of equipment	—	1,612
Bad debt expense	144,977	64,291
Stock-based compensation expense	276,953	194,128
Return of capital stock from vendor settlement	—	(12,750)
Non-cash advertising revenue	(360,000)	(300,000)
Non-cash barter advertising expense	330,000	300,000
Changes in assets and liabilities:
Accounts receivable	(274,750)	(41,564)
Prepaid expenses	(29,661)	(32,721)
Deposits	2,532	27,910
Accounts payable and amounts due to related parties	725,758	957,403
Deferred revenue	69,845	179,102

Net cash provided by (used in) operating activities	(436,853)	840,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,946)	(187,058)
Purchase of intangible assets	(6,733)	(273,404)
Capitalized application software	(492,625)	(156,850)

Net cash used in investing activities	(564,304)	(617,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to related parties	(35,278)	(30,000)
Loans from related parties	500,000	—
Proceeds from exercise of stock options for cash	7,500	23,200

Net cash provided by (used in) financing activities	472,222	(6,800)

Net increase (decrease) in cash	(528,935)	216,173
Cash, beginning of period	886,251	670,078

Cash, end of period	$357,316	$886,251

See supplementary information (note 10)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

c)	Foreign currency translation and transactions

The U.S. dollar is the functional currency of all our company’s operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur. A significant portion of expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar will affect future operating results.

d)	Cash and cash equivalents

Cash equivalents include money market investments that are redeemable on demand. We maintain our accounts primarily at one financial institution. At times throughout the year, our cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

e)	Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts is $52,585 as at December 31, 2007.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Financial Accounting Standards No. 128 “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2007 and 2006 all common stock equivalents were anti-dilutive.

h)	Stock based compensation

SFAS No. 123 (revised), “Share-Based Payments” requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2007 and 2006 was comprised as follows:

	Year ended December 31,
	2007	2006
Sales and marketing	$85,722	$33,880
General and administrative	17,709	29,040
Software development	173,522	131,208

Total stock-based compensation	$276,953	$194,128

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

At December 31, 2007 there was $466,999 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 2.01 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2007	2006
Expected dividend yield	—	—
Expected stock price volatility	93%	75%
Risk-free interest rate	4%	4%
Expected life of options	4.7 years	6.07 years
Weighted average fair value of options granted	$0.14	$0.20

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. In 2007, the Company recorded Canadian income tax expense of $51,191 (see note 6).

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

k)	Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $917,861 and $515,181 in software development costs during the years ended December 31, 2007 and 2006, respectively.

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

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2007, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2007 and 2006:

	2007	2006
Barter revenue earned	$360,000	$300,000
Advertising credits used	$330,000	$300,000

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

n)	Financial instruments

Financial instruments consist principally of cash, accounts receivables, accounts payable and notes payable. We believe that that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

o)	New accounting standards

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement method for the recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance related to uncertain tax positions on the derecognition, measurement (according to the more likely than not criterion), classification, interest and penalties, accounting in interim periods and disclosure. We have evaluated all tax positions in accordance with FIN 48, and have concluded that there is no impact to our consolidated financial statements. Refer to Note 6 for additional disclosure.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, Statement 141R requires changes in deferred tax asset valuation allowances and acquired income tax

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 141R may have on our financial position, results of operations and cash flows.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us will be our fiscal 2010. We do not believe that the implementation of Statement 160 will impact our consolidated financial statements.

p)	Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

2.	LIQUIDITY

The Company has an accumulated deficit of $9,185,569, had a net loss of $1,561,209, and used $436,853 of cash in operating activities. As a result, there are concerns about the liquidity of our company at December 31, 2007. The following discussion addresses those concerns.

We have a working capital deficit of $563,588 as at December 31, 2007. Included in current liabilities, however, are $501,642 in amounts due to related parties and $433,630 in deferred revenue. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. The expected costs necessary to realize the deferred revenue in 2007 are minimal.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2008.

3.	PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	Net Book Value
As at December 31, 2007:
Computer equipment	$265,241	$104,754	$160,487
Office furniture and equipment	65,004	26,914	38,090
Leasehold improvements	29,478	12,403	17,075
Capitalized application software	809,751	222,286	587,465

	$1,169,474	$366,357	$803,117

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2007 and 2006, the Company capitalized $492,625 and $273,405 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2007 and 2006, amortization expenses associated with the internally developed application software was $169,265 and $51,751 respectively. At December 31, 2007, the remaining book value of the application software was $587,465.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2007 and 2006 was $67,294 and $45,032 respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

4.	INTANGIBLE ASSETS

	Cost	Accumulated Amortization	Net Book Value
As at December 31, 2007:
Amortized intangible assets:
Purchase option for office building	$10,000	$2,857	$7,143

	10,000	2,857	7,143

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	—	110,000
Perpetual software licenses	70,256	—	70,256
Domain names	10,651	—	10,651

	190,907	—	190,907

Total intangible assets	$200,907	$2,857	$198,050

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. For the years ended December 31, 2007 and 2006, amortization expense for amortized intangible assets was $2,143 and $714 respectively.

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

In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine the impairment loss.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

5.	RELATED PARTIES

In 2004 the Company entered into a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). On March 30, 2007, the Company borrowed an additional $500,000. As at December 31, 2007, the Company has borrowed a total of $1,000,000 from Bravenet with interest at 10% per annum. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. In November 2007, we issued 21,000,000 shares of common stock to the President and Chief Executive Officer of Quotemedia, Ltd. pursuant to the exercise of warrants at an exercise price of $0.05. Exercise proceeds totaling $1,050,000 were used to pay down the loan from Bravenet. At December 31, 2007, the remaining loan balance due to Bravenet including accrued interest is $152,995.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. In April 2007, the Company made a payment of $78,358 towards amounts due to Bravenet for accrued customer promotion and lead generation services. At December 31, 2007, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $578,088 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2007. At December 31, 2007, the balance due to Bravenet for the unpaid purchase price is $141,123, which includes interest accrued at 10%.

Commencing May 1, 2006, Bravenet began providing computer hosting and maintenance services to the Company for approximately $7,000 per month. In April 2007, the Company paid Bravenet $102,820 which represented the total amount due to Bravenet, including interest, for services provided from May 1, 2006 to March 31, 2007. At December 31, 2007, the balance due to Bravenet for unpaid computer hosting and maintenance services is $70,979. This amount includes interest accrued at 10%.

Commencing May 1, 2006, the Company began leasing office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $10,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2007, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2007, the balance due to Harrison for unpaid office rent is $252,070. This amount includes interest accrued at 10%.

At December 31, 2007, the Company owed $840,001 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

6.	INCOME TAXES

We account for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Tax provision (benefit) at the statutory rate of 34%	$(523,668)	$(202,172)
State income taxes, net of federal income tax	(50,827)	(19,623)
Stock based compensation	94,164	62,733
Change in valuation allowance and other	480,331	159,062
Provision for Canadian income tax	51,191	—

Income tax expense (benefit)	$51,191	$—

In 2007, the Company recorded Canadian income tax expense of $51,191 based on a transfer pricing study. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2007, we had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $8,000,000 which expire in varying amounts through the year 2027.

The components of our deferred tax asset (liabilities) at December 31, 2007 were as follows:

Tax effect of net operating loss carryforward	$3,218,000
Accrued liabilities	590,000
Property & equipment	(11,000)
Capitalized software	(218,000)
Other	20,000
Less valuation allowance	(3,599,000)

Net deferred tax asset	$—

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

7.	STOCKHOLDERS’ DEFICIT

a)	Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at December 31, 2007 no preferred shares have been issued.

b)	Common stock

During 2007, we issued a total of 2,796,295 shares of common stock to an officer of the Company pursuant to the exercise of warrants at exercise prices ranging from $0.05 to $0.13. The officer surrendered a total of 1,309,594 shares of previously held mature shares of our common stock to pay the total exercise cost of $363,479. The surrendered common stock was valued at stock prices ranging from $0.21 to $0.29 which were the closing prices of our common stock on the dates of the transactions. The surrendered common stock was subsequently cancelled.

During 2007, we issued a total of 1,000,931 shares of common stock to employees, an officer, and a former consultant of the Company pursuant to the exercise of stock options and warrants. A total of 1,583,259 stock options and warrants were exercised at exercise prices ranging from $0.05 to $0.20. The Company repurchased a total of 582,328 shares of common stock to pay the total exercise cost of $157,366. The repurchased common stock was valued at stock prices ranging from $0.19 to $0.37 per share which were the closing prices of our common stock on the dates of the transactions. Pursuant to the terms of the option agreements, the Company’s Board of Director is required to approve the repurchase of the shares. The average of the value of the shares repurchased and surrendered was $0.27 per share.

In November 2007, we issued 21,000,000 shares of common stock to the President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, pursuant to the exercise of warrants at an exercise price of $0.05. The exercise proceeds totaling $1,050,000 were used to pay down a loan from Bravenet Web Services, Inc. (“Bravenet”). The officer is a control person of Bravenet.

We issued an additional 50,000 shares of common stock to former consultants during 2007 pursuant to the exercise of stock options. The stock options had exercise prices of $0.15. The Company received total cash proceeds of $7,500 as a result of these transactions.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

c)	Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2007, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2007 and 2006:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	47,286,282	$0.13
Granted under company stock option plan	1,350,000	$0.32
Warrants granted	133,333	$0.25
Stock options exercised	(3,215,000)	$0.20
Warrants exercised	(5,215,258)	$0.16
Forfeited/Expired	(370,000)	$0.23

Outstanding at December 31, 2006	39,969,357	$0.10

Granted under company stock option plan	3,791,000	$0.19
Warrants granted	3,202,803	$0.19
Stock options exercised	(725,000)	$0.07
Warrants exercised	(24,706,554)	$0.06
Forfeited/Expired	(6,965,803)	$0.40

Outstanding at December 31, 2007	14,565,803	$0.16

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The following table summarizes our non-vested stock option activity for the year ended December 31, 2007:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2006	2,601,000	$0.36

Granted during the period	6,943,803	$0.19
Vested during the period	(3,196,976)	$0.23
Forfeited during the period	(1,821,875)	$0.35

Non-vested stock options and warrants at December 31, 2007	4,525,952	$0.20

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.05-0.10	5,925,000	0.33	$0.06	5,925,000	$0.06
$0.11-0.30	6,830,803	7.52	$0.19	2,464,851	$0.19
$0.31-0.50	1,810,000	3.72	$0.40	1,650,000	$0.40

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

As at December 31, 2007 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

At December 31, 2007 the aggregate intrinsic value of options and warrants outstanding was $695,250 and the aggregate intrinsic value of options and warrants exercisable was $695,250. Total intrinsic value of options exercised during the year ended December 31, 2007 was $4,020,927. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

At December 31, 2007 there was $466,999 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 2.01 years.

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

8.	LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2007 and 2006, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2007	2006
Numerator:
Net loss	$(1,561,209)	$(594,623)

Denominator:
Weighted average shares outstanding – basic and diluted	69,183,701	62,768,422

Loss per share – basic and diluted	$(0.02)	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	14,565,803	39,969,357

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

9.	COMMITMENTS AND CONTINGENCIES

We have office lease commitments totaling $195,949 in 2008, $161,274 in 2009, $148,739 in 2010, and $43,730 in 2011.

10.	SUPPLEMENTARY CASH FLOW INFORMATION

	2007	2006
Cash flow information:
Cash paid for Interest	$10,922	$1,847
Cash received for Interest	17,697	21,518
Cash paid for taxes	—	—

As discussed in Note 7 b), during 2007 we issued 2,798,295 shares of common stock to an officer of the Company pursuant to the exercise of warrants. The officer surrendered 1,309,594 shares of previously held mature shares of our common stock to pay the exercise cost of $363,479. We also issued a total of 1,000,931 shares of common stock to employees, an officer, and a former consultant of the Company pursuant to the exercise of stock options. The Company repurchased a total of 582,328 shares of common stock to pay the total exercise cost of $157,366.

As discussed in Note 7 b), in November 2007, we issued 21,000,000 shares of common stock to the President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, pursuant to the exercise of warrants at an exercise price of $0.05. The exercise proceeds totaling $1,050,000 were used to pay down a loan from Bravenet Web Services, Inc. (“Bravenet”). The officer is a control person of Bravenet.