Form 10-Q
period 2008-03-31
QUOTEMEDIA  INC
filed 2008-05-15
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number: 0-28599

QUOTEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2008633
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ 85268

(Address of Principal Executive Offices)

(480) 905-7311

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant has 88,821,320 shares of common stock outstanding as at May 5, 2008.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2008

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$358,851	$357,316
Accounts receivable, net	282,526	299,806
Prepaid expenses	259,340	265,868
Deposits	5,836	9,027

Total current assets	906,533	932,017
Property and equipment, net	854,057	803,117
Intangible assets	196,503	198,050

Total assets	$1,957,113	$1,933,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$756,277	$560,333
Deferred revenue	360,536	433,630
Current portion of amounts due to related parties	539,437	501,642

Total current liabilities	1,656,250	1,495,605

Long-term portion of amounts due to related parties	1,686,317	1,571,085
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 88,821,320 and 88,763,365 shares issued	88,822	88,764
Additional paid-in capital	8,066,212	7,963,299
Accumulated deficit	(9,540,488)	(9,185,569)

Total stockholders’ deficit	(1,385,454)	(1,133,506)
Total liabilities and stockholders’ deficit	$1,957,113	$1,933,184

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2007
OPERATING REVENUE
Licensing fees	$1,687,675	$1,160,700
Cost of revenue	716,532	513,714

Gross Profit	971,143	646,986
OPERATING EXPENSES
Sales and marketing	532,789	432,948
General and administrative	478,235	357,961
Software development	273,059	174,653

	1,284,083	965,562

OPERATING LOSS	(312,940)	(318,576)
OTHER INCOME AND (EXPENSES)
Foreign exchange gain (loss)	19,372	(6,455)
Interest expense	(53,388)	(47,054)

	(34,016)	(53,509)

NET LOSS BEFORE INCOME TAXES	$(346,956)	$(372,085)
Provision for income taxes	7,963	—

NET LOSS	$(354,919)	$(372,085)

LOSS PER SHARE
Basic and diluted loss per share	$(0.00)	$(0.01)
WEIGHTED AVERAGE
SHARES OUTSTANDING
Basic and diluted	88,783,108	63,599,085

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(354,919)	$(372,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,440	44,856
Bad debt expense	31,719	10,475
Stock-based compensation expense	102,971	44,356
Noncash advertising revenue	(90,000)	(90,000)
Noncash barter advertising expense	90,000	75,000
Changes in assets and liabilities:
Accounts receivable	(14,439)	(2,482)
Prepaid expenses	6,528	(3,258)
Deposits	3,191	3,424
Accounts payable and amounts due to related parties	348,971	208,185
Deferred revenue	(73,094)	(22,428)

Net cash provided by (used in) operating activities	141,368	(103,957)

INVESTING ACTIVITIES
Purchase of fixed assets	(11,515)	(36,953)
Capitalized application software	(128,318)	(82,593)

Net cash used in investing activities	(139,833)	(119,546)

FINANCING ACTIVITIES
Repayment of amounts due to related parties	—	(35,278)
Loans from related parties	—	500,000

Net cash provided by financing activities	—	464,722

Net increase in cash	1,535	241,219
Cash, beginning of period	357,316	886,251

Cash, end of period	$358,851	$1,127,470

See supplementary information (note 6)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2007 contained in our Form 10-KSB filed with the Securities and Exchange Commission dated April 3, 2008.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

d) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at March 31, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three months ended March 31, 2008 and 2007:

	Three month ended March 31,
	2008	2007
Barter revenue earned	$90,000	$90,000
Advertising credits used	90,000	75,000

e) Property and equipment

	Cost	Accumulated Depreciation	Net Book Value
As at March 31, 2008:
Computer equipment	$276,756	$118,011	$158,745
Office furniture and equipment	65,004	29,717	35,287
Leasehold improvements	29,478	14,123	15,355
Capitalized application software	938,069	293,399	644,670

	$1,309,307	$455,250	$854,057

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the three months ended March 31, 2008 and 2007, the Company capitalized $128,318 and $82,593 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended March 31, 2008 and 2007, amortization expenses associated with the internally developed application software was $71,113 and $28,683 respectively. At March 31, 2008, the remaining book value of the application software was $644,670.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Depreciation expense for equipment and leaseholds for the three months ended March 31, 2008 and 2007 was $17,780 and $15,637 respectively.

f) Intangible assets

	Cost	Accumulated Amortization	Net Book Value
As at March 31, 2008:
Amortized intangible assets:
Purchase option for office building	$10,000	$3,393	$6,607
Software licenses	70,256	878	69,378
Domain names	10,651	133	10,518

	90,907	4,404	86,503

Unamortized intangible assets:
Goodwill associated with purchase of business unit business unit	110,000	—	110,000

Total intangible assets	$200,907	$4,404	$196,503

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of software licenses and domain names is estimated to be 20 years. For the three months ended March 31, 2008 and 2007, amortization expense for amortized intangible assets was $1,547 and $536 respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

g) Stock-based compensation

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2008 and 2007 was comprised as follows:

	Three month ended March 31,
	2008	2007
Sales and marketing	$63,408	$10,950
General and administrative	5,474	1,023
Software development	34,089	32,383

Total stock-based compensation	$102,971	$44,356

At March 31, 2008 there was $350,692 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.71 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	Three month ended March 31,
	2008	2007
Expected dividend yield	—	n/a
Expected stock price volatility	98%	n/a
Risk-free interest rate	4%	n/a
Expected life of options	5.0	n/a
Weighted average fair value of options granted	$0.14	n/a

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Expected volatility is based on the historical volatility of the Company’s share price in the period prior to option grant equivalent to the expected life of the options. The expected term is determined under the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletins No. 107 and No. 110, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

h) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $273,059 and $174,653 in software development costs during the three months ended March 31, 2008 and 2007, respectively.

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

In February 2007, FASB issued SFAS No. 159 entitled “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The implementation of FAS No. 159 did not have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 is required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year. The implementation of FAS No. 157 did not have a material impact on our consolidated financial statements.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, Statement 141R requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2009. We are currently evaluating the impact Statement 141R may have on our financial position, results of operations and cash flows.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us will be our fiscal 2009. We do not believe that the implementation of Statement 160 will impact our consolidated financial statements.

j) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

3. RELATED PARTIES

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At March 31, 2008, the remaining loan balance due to Bravenet including accrued interest at 10% is $156,852.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At March 31, 2008, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $592,661 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at March 31, 2008. At March 31, 2008, the balance due to Bravenet for the unpaid purchase price is $138,855 which includes interest accrued at 10%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At March 31, 2008, the balance due to Bravenet for unpaid computer hosting and maintenance services is $91,775. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $11,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At March 31, 2008, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at March 31, 2008, the balance due to Harrison for unpaid office rent is $278,172. This amount includes interest accrued at 10%.

At March 31, 2008, the Company owed $936,804 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at March 31, 2008 no preferred shares have been issued.

b) Common stock

In February 2008, a former director of the Company exercised 75,000 warrants at an exercise price of $0.05. A net of 57,955 shares of common stock were issued, as the Company repurchased 17,045 shares of common stock to pay the total exercise cost of $3,750. The repurchased common stock was valued at a stock price of $0.22 per share which was the closing price of our common stock on the date of the transaction. Pursuant to the terms of the option agreements, the Company’s Board of Director is required to approve the repurchase of the shares.

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At March 31, 2008, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the three months ended March 31, 2008:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,565,803	$0.16

Granted under company stock option plan	—	n/a
Warrants granted	300,000	$0.19
Stock options exercised	—	n/a
Warrants exercised	(75,000)	$0.05
Forfeited/Expired	(613,000)	$0.28

Outstanding at March 31, 2008	14,177,803	$0.16

The following table summarizes our non-vested stock option activity for the three months ended March 31, 2008:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2007	4,525,952	$0.20

Granted during the period	300,000	$0.19
Vested during the period	(903,226)	$0.20
Forfeited during the period	(270,000)	$0.24

Non-vested stock options and warrants at March 31, 2008	3,652,726	$0.19

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.05-0.10	5,850,000	0.15	$0.06	5,850,000	$0.06
$0.11-0.30	6,827,803	6.98	$0.18	2,950,077	$0.19
$0.31-0.50	1,500,000	3.12	$0.40	1,425,000	$0.40

As at March 31, 2008 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2008 the aggregate intrinsic value of options and warrants outstanding was $685,000 and the aggregate intrinsic value of options and warrants exercisable was $685,000. Total intrinsic value of options exercised during the three months ended March 31, 2008 was $12,750. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

d) Loss per share

The basic and diluted net loss per share for the three months ended March 31, 2008 and 2007 was $(0.00) per share and $(0.01) per share, respectively. Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive were 14,177,803 and 39,062,382, respectively, for the three months ended March 31, 2008 and 2007.

5. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of March 31, 2008.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

The Company is subject to income taxes in the United States and Canada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years ranging from 2000 to 2007 remain subject to examination in the United States and Canada. We recognize potential interest and penalties related to income taxes matters in income tax expense. In the three months ended March 31, 2008, we recorded Canadian income tax expense of $7,963.

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended March 31,
	2008	2007
Cash paid for Interest	$2,257	$694

Cash received for Interest	$1,647	$6,370

Cash paid for taxes	$—	$—

As discussed in Note 4 b), in February 2008, a former director of the Company exercised 75,000 warrants at an exercise price of $0.05. A net of 57,955 shares of common stock were issued as the Company repurchased 17,045 shares of common stock to pay the total exercise cost of $3,750. The repurchased common stock was valued at a stock price of $0.22 per share which was the closing price of our common stock on the date of the transaction. Pursuant to the terms of the option agreements, the Company’s Board of Director is required to approve the repurchase of the shares.

ITEM 2.	Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report of Form 10-KSB for the year ended December 31, 2007 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, of “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2008 we achieved 45% revenue growth from the comparative period in 2007. The growth resulted from increased sales of our Interactive Content and Data Applications as we continue to expand our line of financial data products and the depth of our data offerings. Increased subscriptions to Quotestream during the period also contributed to our revenue growth. We expect revenue growth for the remainder of 2008 to be primarily driven by our Interactive Content and Data Applications and our new Quotestream II and Quotestream Professional product offerings. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

Our comparative gross profit margin increased to 58% for the three months ended March 31, 2008 from 56% in the comparative period in 2007. During 2007 we incurred a substantial increase in fixed costs to support the new products developed during the period, including Quotestream II, Quotestream Professional, and new Market Data Feeds. During the first quarter of 2008 cost increases associated with these new products have slowed as they near completion, therefore our increase in revenue from the comparative period has resulted in higher gross margins.

Our operating expenses increased 33% for the three months ended March 31, 2008 from the comparative period in 2007. This growth was as result of increasing our staffing and operating capacities from the comparative period in 2007 to develop and support the new products we have recently launched, and new products that we plan to introduce to the market in remaining three quarters of 2008. Our operating expenses are also affected by the U.S./Canadian exchange rate. A significant portion of our software development and sales expenses are incurred in Canadian dollars and converted to U.S. dollars at the average exchange rate during the period. The average Canadian to U.S. dollar exchange rates for the three month periods ended March 31, 2008 and 2007 were 0.9954 and 0.8532 respectively, resulting in a 17% increase in expenses paid in Canadian dollars.

Our plan of operation for the remainder of 2008 will focus on marketing Quotestream II for deployments by brokerage firms to their clients, and moving strongly into the investment professional market with Quotestream Professional. We also plan to release new international data sets and market our Data Feed Services. We will continue to add new data content to expand our line of Interactive Content and Data Applications and to license our Quotestream Wireless applications.

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

Results of Operations

Revenue

	Three months ended December 31,
	2008	2007	Change ($)	Change (%)
Licensing revenue	$1,687,675	$1,160,700	$526,975	45%

Licensing revenue has increased 45% when comparing the three months ended March 31, 2008 and 2007. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We have continued to expand our line of Interactive Content and Data Applications, which includes XML market data feeds. This resulted in a $392,773 (53%) increase in Interactive Content and Data Application revenue when comparing the three months ended March 31, 2008 and 2007. The number of Quotestream subscribers and the average subscription revenue per user increased during the period; resulting in a $134,202 (31%) increase in Portfolio Management System revenue when comparing the three months ended March 31, 2008 and 2007. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 for the three months ended March 31, 2008 and 2007.

Cost of Revenue and Gross Profit Summary

	Three months ended December 31,
	2008	2007	Change ($)	Change (%)
Cost of revenue	$716,532	$513,714	$202,818	39%
Gross profit	$971,143	$646,986	$324,157	50%
Gross margin %	58%	56%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased 39% when comparing the three months ended March 31, 2008 and 2007. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently launched, and new products that we plan to introduce to the market in the remaining three quarters of 2008. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. Overall, the cost of revenue has decreased as a percentage of sales, as evidenced by our gross margin percentage which has increased to 58% for the three months ended March 31, 2008 from 56% in the comparative period in 2007.

Operating Expenses Summary

	Three months ended December 31,
	2008	2007	Change ($)	Change (%)
Sales and marketing	$532,789	$432,948	$99,841	23%
General and administrative	478,235	357,961	120,274	34%
Software development	273,059	174,653	98,406	56%

Total operating expenses	$1,284,083	$965,562	$318,521	33%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $99,841 (23%) for the three months ended March 31, 2008 when compared to same period in 2007. The increase is due primarily to additional sales personnel hired since the comparative period and additional travel expenses associated with marketing our new product lines.

Included in sales and marketing expense is $90,000 in non-cash advertising costs incurred in the three months ended March 31, 2008 and 2007. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $120,274 (34%) for three months ended March 31, 2008 when compared to fiscal 2007. The increase is primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel. It is also due to increased bad debt expenses compared to the prior period. The increase in bad debts is directly related to the increase in sales from the prior period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $98,406 (56%) for three months ended March 31, 2008 when compared to fiscal 2007.

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

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $128,318 of development costs for the three months ended March 31, 2008, compared to $82,592 in 2007. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	Three months ended December 31,
	2008	2007
Foreign exchange loss	$19,372	$(6,455)
Interest expense	(53,388)	(47,054)

Total other income and (expenses)	$(34,016)	$(53,509)

Foreign Exchange Gain (Loss)

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates. The foreign exchange gain in the current period was due to an increase in the value of U.S. dollar relative to the Canadian dollar at March 31, 2007 compared to December 31, 2007.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2008 due to additional borrowings compared to same period in 2007. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three months ended March 31, 2008, the Company recorded Canadian income tax expense of $7,963. No income tax expense was recorded the comparative period.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2008 was $(354,919) or $(0.00) per share compared to a net loss of $(372,085) or $(0.01) per share for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our cash totaled $358,851 at March 31, 2008, as compared with $357,316 at December 31, 2007, an increase of $1,535. Net cash of $141,368 was provided by operations for the three months ended March 31, 2008, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period. Net cash used in investing activities for the three months ended March 31, 2008 was $139,833 resulting from capitalized application software costs and the purchase of new computer equipment.

Our current liabilities include $539,437 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $360,536 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

ITEM 4T.	Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: May 15, 2008

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)