Form 10-Q
period 2008-06-30
QUOTEMEDIA  INC
filed 2008-08-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant has 89,371,320 shares of common stock outstanding as at July 31, 2008.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2008

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$463,214	$357,316
Accounts receivable, net	333,742	299,806
Prepaid expenses	282,189	265,868

Total current assets	1,079,145	922,990
Deposits	43,276	9,027
Property and equipment, net	912,526	803,117
Intangible assets	194,956	198,050

Total assets	$2,229,903	$1,933,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$902,195	$560,333
Deferred revenue	466,510	433,630
Current portion of amounts due to related parties	605,074	501,642

Total current liabilities	1,973,779	1,495,605

Long-term portion of amounts due to related parties	1,804,453	1,571,085
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 88,763,365 shares issued	89,372	88,764
Additional paid-in capital	8,263,545	7,963,299
Accumulated deficit	(9,901,246)	(9,185,569)

Total stockholders’ deficit	(1,548,329)	(1,133,506)
Total liabilities and stockholders’ deficit	$2,229,903	$1,933,184

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
OPERATING REVENUE
Licensing fees	$1,724,396	$1,331,405	$3,412,071	$2,492,105
Cost of revenue	748,420	599,145	1,464,952	1,112,859

Gross Profit	975,976	732,260	1,947,119	1,379,246

OPERATING EXPENSES
Sales and marketing	595,948	429,785	1,128,737	862,733
General and administrative	419,504	393,040	897,739	751,001
Software development	244,875	236,574	517,934	411,227

	1,260,327	1,059,399	2,544,410	2,024,961

OPERATING LOSS	(284,351)	(327,139)	(597,291)	(645,715)
OTHER INCOME AND (EXPENSES)
Foreign exchange gain (loss)	(10,579)	(36,043)	8,793	(42,498)
Interest expense	(59,895)	(61,720)	(113,283)	(108,774)

	(70,474)	(97,763)	(104,490)	(151,272)

NET LOSS BEFORE INCOME TAXES	(354,825)	(424,902)	(701,781)	(796,987)
Provision for income taxes	(5,933)	—	(13,896)	—

NET LOSS	(360,758)	(424,902)	(715,677)	(796,987)

LOSS PER SHARE
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	88,972,419	66,222,945	88,877,763	65,897,645

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(715,677)	$(796,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	192,715	99,094
Bad debt expense	39,740	35,269
Stock-based compensation expense	273,354	102,062
Noncash advertising revenue	(180,000)	(180,000)
Noncash barter advertising expense	180,000	150,000
Changes in assets and liabilities:
Accounts receivable	(73,676)	(159,923)
Prepaid expenses	(16,321)	(57,101)
Deposits	(34,249)	3,057
Accounts payable and amounts due to related parties	678,662	194,114
Deferred revenue	32,880	12,393

Net cash provided by (used in) operating activities	377,428	(598,022)

INVESTING ACTIVITIES
Purchase of fixed and intangible assets	(31,502)	(69,738)
Capitalized application software	(267,528)	(192,892)

Net cash used in investing activities	(299,030)	(262,630)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	27,500	7,500
Repayment of amounts due to related parties	—	(35,278)
Loans from related parties	—	500,000

Net cash provided by financing activities	27,500	472,222

Net increase (decrease) in cash	105,898	(388,430)
Cash, beginning of period	357,316	886,251

Cash, end of period	$463,214	$497,821

See supplementary information (note 6)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at June 30, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Barter revenue earned	$90,000	$90,000	$180,000	$180,000
Advertising credits used	90,000	75,000	180,000	150,000

e) Property and equipment

	Cost	Accumulated Depreciation	Net Book Value
As at June 30, 2008:
Computer equipment	$295,369	$132,086	$163,283
Office furniture and equipment	66,378	32,684	33,694
Leasehold improvements	29,478	15,842	13,636
Capitalized application software	1,077,280	375,367	701,913

	$1,468,505	$555,979	$912,526

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the three and six months ended June 30, 2008, the Company capitalized $139,210 and $267,528 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended June 30, 2008 and

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2007, amortization expenses associated with the internally developed application software was $81,967 and $36,245 respectively. For the six months ended June 30, 2008 and 2007, amortization expenses associated with the internally developed application software was $153,080 and $64,927 respectively. At June 30, 2008, the remaining book value of the application software was $701,913.

Depreciation expense for equipment and leaseholds for the three months ended June 30, 2008 and 2007 was $18,762 and $16,815 respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $36,541 and $32,452 respectively.

f) Intangible assets

	Cost	Accumulated Amortization	Net Book Value
As at June 30, 2008:
Amortized intangible assets:
Purchase option for office building	$10,000	$3,929	$6,071
Software licenses	70,256	1,756	68,500
Domain names	10,651	266	10,385

	90,907	5,951	84,956

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	—	110,000

Total intangible assets	$200,907	$5,951	$194,956

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of software licenses and domain names is estimated to be 20 years. For the three months ended June 30, 2008 and 2007, amortization expense for amortized intangible assets was $1,547 and $1,179 respectively. For the six months ended June 30, 2008 and 2007, amortization expense for amortized intangible assets was $3,094 and $1,715 respectively.

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

(Unaudited)

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six month periods ended June 30, 2008 and 2007 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales and marketing	$131,480	$14,950	$194,888	$25,900
General and administrative	4,814	2,292	10,288	3,315
Software development	34,089	40,464	68,178	72,847

Total stock-based compensation	$170,383	$57,706	$273,354	$102,062

At June 30, 2008 there was $301,119 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.54 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Expected stock price volatility	98%	93%	103%	93%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	5.0 years	6.0 years	5.2 years	6.0 years
Weighted average fair value of options granted	$0.14	$0.21	$0.14	$0.21

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

h) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $244,875 and $236,574 in software development costs during the three months ended June 30, 2008 and 2007, respectively. The Company expensed $517,934 and $411,227 in software development costs during the six months ended June 30, 2008 and 2007, respectively.

i) New accounting standards

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

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“FAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. FAS No. 157 is required to be applied for fiscal years beginning after November 15, 2007 and interim periods within that year. The implementation of FAS No. 157 did not have a material impact on our consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. RELATED PARTIES

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At June 30, 2008, the remaining loan balance due to Bravenet including accrued interest at 10% is $160,806.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At June 30, 2008, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $607,601 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at June 30, 2008. At June 30, 2008, the balance due to Bravenet for the unpaid purchase price is $144,059 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At June 30, 2008, the balance due to Bravenet for unpaid computer hosting and maintenance services is $117,414. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $11,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At June 30, 2008, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at June 30, 2008, the balance due to Harrison for unpaid office rent is $322,605. This amount includes interest accrued at 10%.

At June 30, 2008, the Company owed $1,036,046 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at June 30, 2008 no preferred shares have been issued.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2008, the Company issued 550,000 shares of common stock to a director of the Company pursuant to the exercise of warrants at an exercise price of $0.05. The Company received $27,500 in proceeds as a result of the exercise.

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At June 30, 2008, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the six months ended June 30, 2008:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,565,803	$0.16

Granted under company stock option plan	400,000	$0.09
Warrants granted	5,300,000	$0.09
Stock options exercised	—	n/a
Warrants exercised	(625,000)	$0.05
Stock options forfeited/expired	(913,000)	$0.21
Warrants forfeited/expired	(5,000,000)	$0.07

Outstanding at June 30, 2008	13,727,803	$0.17

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our non-vested stock option activity for the six months ended June 30, 2008:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2007	4,525,952	$0.20

Granted during the period	400,000	$0.18
Vested during the period	(1,533,534)	$0.20
Forfeited during the period	(270,000)	$0.24
Non-vested stock options and warrants at

June 30, 2008	3,122,418	$0.19

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.05-0.10	5,300,000	1.93	$0.08	5,300,000	$0.08
$0.11-0.30	6,927,803	7.21	$0.19	3,928,302	$0.19
$0.31-0.50	1,500,000	2.87	$0.40	1,425,000	$0.40

On June 5, 2008, the Company’s Board of Directors and Compensation Committee authorized extending the term of a total of 5,300,000 options and warrants held by certain executives of the Company. The expiry dates of the options and warrants were extended by two years, and the exercise prices of the options and warrants were increased by $0.02. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $106,280 that was recognized in full in June 2008.

As at June 30, 2008 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2008 the aggregate intrinsic value of options and warrants outstanding was $349,000 and the aggregate intrinsic value of options and warrants exercisable was $349,000. Total intrinsic value of options exercised during the six months ended June 30, 2008 was $73,250. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

d) Loss per share

The basic and diluted net loss per share for the three months ended June 30, 2008 and 2007 was $(0.00) per share and $(0.01) per share, respectively. The basic and diluted net loss per share for the six months ended June 30, 2008 and 2007 was $(0.01) per share and $(0.01) per share, respectively. Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive were 13,727,803 and 36,836,829, respectively, for the three and six months ended June 30, 2008 and 2007.

5. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of June 30, 2008.

The Company is subject to income taxes in the United States and Canada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years ranging from 2000 to 2007 remain subject to examination in the United States and Canada. We recognize potential interest and penalties related to income taxes matters in income tax expense. In the three and six months ended June 30, 2008, we recorded Canadian income tax expense of $5,933 and $13,896.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Six months ended June 30,
	2008	2007
Cash paid for
Interest	$6,192	$9,526

Cash received for
Interest	$2,706	$12,486

Cash paid for taxes	$—	$—

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

7. COMMITMENTS

Commencing July 1, 2008, we subleased larger office space for our software development team located in Vancouver, British Columbia. Rent for the new office space is $15,000 per month and required a deposit of $22,000 that was paid to the sublandlord in June 2008. The new sublease expires May 31, 2010.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable, and embed directly into client web pages for seamless integration with existing content.

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

During the three and six month periods ended June 30, 2008 we achieved 30% and 37% revenue growth from the comparative periods in 2007. The growth resulted from an increased customer base and increased per customer revenue for our Interactive Content and Data Applications as we continue to expand our line of financial data products and the depth of our data offerings. Increased subscriptions to Quotestream during the period also contributed to our revenue growth. We expect revenue growth for the remainder of 2008 to be primarily driven by our Interactive Content and Data Applications and our new Quotestream II and Quotestream Professional product offerings. We also anticipate growth as we expand our product line to include international market data consisting of equity quotes from many of the major world exchanges as well as other additional new data sets. We also anticipate acquiring new customers for our Data Feed Services.

Our comparative gross profit margin increased to 57% for the three and six month periods ended June 30, 2008 from 55% in the comparative periods in 2007. During 2007 we incurred a substantial increase in fixed costs to support the new products developed during the period, including Quotestream II, Quotestream Professional, and new Market Data Feeds. During the first half of 2008, cost increases associated with these new products have slowed as they near completion, therefore our increase in revenue from the comparative period has resulted in higher gross margins.

Our operating expenses increased 19% and 26% for the three and six month periods ended June 30, 2008 from the comparative periods in 2007. This growth was as result of increasing our staffing and operating capacities from the comparative period in 2007 to develop and support the new products we have recently launched, and new products that we plan to introduce to the market in the remaining two quarters of 2008. Our operating expenses are also affected by the U.S./Canadian exchange rate. A significant portion of our software development and sales expenses are incurred in Canadian dollars and converted to U.S. dollars at the average exchange rate during the period. The average Canadian to U.S. dollar exchange rates for the three month periods ended June 30, 2008 and 2007 were 0.9904 and 0.9100 respectively, resulting in a 9% increase in expenses paid in Canadian dollars. The average Canadian to U.S. dollar exchange rates for the six month periods ended June 30, 2008 and 2007 were 0.9932 and 0.8820 respectively, resulting in a 13% increase in expenses paid in Canadian dollars.

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

Results of Operations

Revenue

	2008	2007	Change ($)	Change (%)
Three months ended June 30,
Licensing revenue	$1,724,396	$1,331,405	$392,991	30%
Six months ended June 30,
Licensing revenue	$3,412,071	$2,492,105	$919,966	37%

Licensing revenue has increased 30% and 37% when comparing the three and six month periods ended June 30, 2008 from the comparative periods in 2007. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We have continued to expand our line of Interactive Content and Data Applications, which includes XML market data feeds. The number of clients and the average revenue per client increased during the periods, resulting in a $310,495 (53%) and $703,268 (44%) increase in Interactive Content and Data Application revenue for the three and six month periods ended June 30, 2008 from the comparative periods. The number of Quotestream subscribers also increased during the periods; resulting in a $82,495 (31%) and $216,697 (24%) increase in Portfolio Management System revenue, respectively, when comparing the three and six month periods ended June 30, 2008 to the comparative periods in 2007. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $180,000 for the three and six months ended June 30, 2008, unchanged from the comparative periods in 2007.

Cost of Revenue and Gross Profit Summary

	2008	2007	Change ($)	Change (%)
Three months ended June 30,
Cost of revenue	$748,420	$599,145	$149,275	25%
Gross profit	$975,976	$732,260	$243,716	33%
Gross margin %	57%	55%
Six months ended June 30,
Cost of revenue	$1,464,952	$1,112,859	$352,093	32%
Gross profit	$1,947,119	$1,379,246	$567,873	41%
Gross margin %	57%	55%

Our cost of revenue consists of fixed and variable stock exchange fees, data feed provisioning costs and bandwidth charges. Cost of revenue increased 25% and 32% when comparing the three and six month periods ended June 30, 2008 and 2007. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently launched, and new products that we plan to introduce to the market in the remaining two quarters of 2008. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period. Overall, the cost of revenue has decreased as a percentage of sales, as evidenced by our gross margin percentages which have increased to 57% for the three and six month periods ended June 30, 2008 from 55% in the comparative periods in 2007.

Operating Expenses Summary

	2008	2007	Change ($)	Change (%)
Three months ended June 30,
Sales and marketing	$595,948	$429,785	$166,163	39%
General and administrative	419,504	393,040	26,464	7%
Software development	244,875	236,574	8,301	4%

Total operating expenses	$1,260,327	$1,059,399	$200,928	19%

Six months ended June 30,
Sales and marketing	$1,128,737	$862,733	$264,813	31%
General and administrative	897,739	751,001	146,738	20%
Software development	517,934	411,227	106,707	26%

Total operating expenses	$2,544,410	$2,024,961	$518,258	26%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $166,163 (39%) and $264,813 (31%) for the three and six month periods ended June 30, 2008 when compared to same period in 2007. The increases are due primarily to stock based compensation expenses resulting from the grant of new stock options and modifications to existing stock options during the current periods. The increases are also due to additional sales personnel hired since the comparative periods.

Included in sales and marketing expense is $90,000 and $180,000 in non-cash advertising costs incurred in the three and six month periods ended June 30, 2008. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $75,000 and $150,000 in advertising credits during the comparative period in 2007.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $26,464 (7%) and $146,738 (20%) for the three and six month periods ended June 30, 2008 when compared to fiscal 2007. The increases are primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $8,301 (4%) and $106,707 (26%) for the three and six months ended June 30, 2008 when compared to fiscal 2007.

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

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $139,210 and $267,529 of development costs for the three and six month periods ended June 30, 2008, compared to $110,300 and $192,892 same periods in 2007. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	2008	2007
Three months ended June 30,
Foreign exchange loss	$(10,579)	$(36,043)
Interest expense	(59,895)	(61,720)

Total other income and (expenses)	$(70,474)	$(97,763)

Six months ended June 30,
Foreign exchange loss	$8,793	$(42,498)
Interest expense	(113,283)	(108,774)

Total other income and (expenses)	$(104,490)	$(151,272)

Foreign Exchange Gain (Loss)

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates. The foreign exchange loss in three month period ended June 30, 2008 was due to a decrease in the value of U.S. dollar relative to the Canadian dollar at June 30, 2007 compared to March 31, 2008. The foreign exchange gain in the six month period ended June 30, 2008 was due to an increase in the value of U.S. dollar relative to the Canadian dollar at June 30, 2007 compared to December 31, 2007.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the six months ended June 30, 2008 due to additional borrowings compared to same period in 2007. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three month and six month periods ended June 30, 2008, the Company recorded Canadian income tax expense of $5,933 and $13,896. No income tax expense was recorded the comparative period.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2008 was $(360,758) or $(0.00) per share compared to a net loss of $(424,902) or $(0.01) per share for the three months ended June 30, 2007. The net loss for the six months ended June 30, 2008 was $(715,677) or $(0.01) per share compared to a net loss of $(796,987) or $(0.01) per share for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our cash totaled $463,214 at June 30, 2008, as compared with $357,316 at December 31, 2007, an increase of $105,898. Net cash of $377,428 was provided by operations for the six months ended June 30, 2008, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period. Net cash used in investing activities for the six months ended June 30, 2008 was $299,030 resulting from capitalized application software costs and the purchase of new computer equipment. Net cash provided by financing activities for the six month period ended June 30, 2008 was $27,500 resulting from the proceeds from the exercise of stock options.

Our current liabilities include $605,074 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $466,510 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at June 30, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. During the quarterly period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 14, 2008

By:	/s/ R. Keith Guelpa
R. Keith Guelpa, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, Chief Financial Officer (Principal Accounting Officer)