Form 10-Q
period 2008-09-30
QUOTEMEDIA  INC
filed 2008-11-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Registrant has 89,371,320 shares of common stock outstanding as at October 31, 2008.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2008

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$264,148	$357,316
Accounts receivable, net	532,898	299,806
Prepaid expenses	279,850	265,868

Total current assets	1,076,896	922,990
Deposits	26,573	9,027
Property and equipment, net	999,466	803,117
Intangible assets	193,409	198,050

Total assets	$2,296,344	$1,933,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$917,652	$560,333
Deferred revenue	450,580	433,630
Current portion of amounts due to related parties	644,089	501,642

Total current liabilities	2,012,321	1,495,605

Long-term portion of amounts due to related parties	1,925,568	1,571,085
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 88,763,365 shares issued	89,372	88,764
Additional paid-in capital	8,324,202	7,963,299
Accumulated deficit	(10,055,119)	(9,185,569)

Total stockholders’ deficit	(1,641,545)	(1,133,506)
Total liabilities and stockholders’ deficit	$2,296,344	$1,933,184

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
OPERATING REVENUE
Licensing fees	$1,888,279	$1,501,097	$5,300,350	$3,993,202
Cost of revenue	802,757	627,023	2,267,709	1,739,882

Gross Profit	1,085,522	874,074	3,032,641	2,253,320

OPERATING EXPENSES
Sales and marketing	458,668	499,975	1,587,405	1,362,708
General and administrative	472,664	387,259	1,370,403	1,138,260
Software development	249,538	299,713	767,472	710,940

	1,180,870	1,186,947	3,725,280	3,211,908

OPERATING LOSS	(95,348)	(312,873)	(692,639)	(958,588)
OTHER INCOME AND (EXPENSES)
Foreign exchange gain (loss)	11,653	(35,322)	20,446	(77,820)
Interest expense	(61,388)	(67,141)	(174,671)	(175,915)

	(49,735)	(102,463)	(154,225)	(253,735)

NET LOSS BEFORE INCOME TAXES	(145,083)	(415,336)	(846,864)	(1,212,323)
Provision for income taxes	(8,790)	—	(22,686)	—

NET LOSS	(153,873)	(415,336)	(869,550)	(1,212,323)

LOSS PER SHARE
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	89,371,320	66,907,945	89,043,483	66,286,926

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(869,550)	$(1,212,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	308,406	161,141
Bad debt expense	64,190	72,454
Stock-based compensation expense	334,011	196,980
Noncash advertising revenue	(270,000)	(270,000)
Noncash barter advertising expense	270,000	240,000
Changes in assets and liabilities:
Accounts receivable	(297,282)	(267,879)
Prepaid expenses	(13,982)	(35,046)
Deposits	(17,546)	2,584
Accounts payable and amounts due to related parties	854,249	378,577
Deferred revenue	16,950	74,978

Net cash provided by (used in) operating activities	379,446	(658,534)

INVESTING ACTIVITIES
Purchase of fixed and intangible assets	(82,648)	(58,923)
Capitalized application software	(417,466)	(282,756)

Net cash used in investing activities	(500,114)	(341,679)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	27,500	7,500
Repayment of amounts due to related parties	—	(35,278)
Loans from related parties	—	500,000

Net cash provided by financing activities	27,500	472,222

Net decrease in cash	(93,168)	(527,991)
Cash, beginning of period	357,316	886,251

Cash, end of period	$264,148	$358,260

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

The Balance Sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-KSB for the year end December 31, 2007.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at September 30, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Barter revenue earned	$90,000	$90,000	$270,000	$270,000
Advertising credits used	90,000	90,000	270,000	240,000

e) Property and equipment

	Cost	Accumulated Depreciation	Net Book Value
As at September 30, 2008:
Computer equipment	$339,945	$147,247	$192,698
Office furniture and equipment	68,559	35,627	32,932
Leasehold improvements	33,868	18,111	15,757
Capitalized application software	1,227,217	469,138	758,079

	$1,669,589	$670,123	$999,466

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine months ended September 30, 2008, the Company capitalized $149,937 and $417,466 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended September 30, 2008 and 2007, amortization expenses associated with the internally developed application software was $93,771 and $44,900 respectively. For the nine months ended September 30, 2008 and 2007, amortization expenses associated with the internally developed application software was $246,851 and $109,827 respectively. At September 30, 2008, the remaining book value of the application software was $758,079.

Depreciation expense for equipment and leaseholds for the three months ended September 30, 2008 and 2007 was $20,372 and $17,255 respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $56,914 and $49,707 respectively.

f) Intangible assets

	Cost	Accumulated Amortization	Net Book Value
As at September 30, 2008:
Amortized intangible assets:
Purchase option for office building	$10,000	$4,464	$5,536
Software licenses	70,256	2,635	67,621
Domain names	10,651	399	10,252

	90,907	7,498	83,409

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	—	110,000

Total intangible assets	$200,907	$7,498	$193,409

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of software licenses and domain names is estimated to be 20 years. For the three months ended September 30, 2008 and 2007, amortization expense for amortized intangible assets was $1,547 and $(107) respectively. For the nine months ended September 30, 2008 and 2007, amortization expense for amortized intangible assets was $4,641 and $1,607 respectively.

The Company assesses potential impairments to its unamortized intangible assets on an annual basis, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the unamortized intangible asset is not recoverable and exceeds its fair value. The carrying amount of an unamortized intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of an unamortized intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine month periods ended September 30, 2008 and 2007 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales and marketing	$22,284	$28,737	$217,172	$54,637
General and administrative	4,284	2,514	14,572	5,829
Software development	34,089	63,667	102,267	136,514

Total stock-based compensation	$60,657	$94,918	$334,011	$196,980

At September 30, 2008 there was $240,462 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.35 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected dividend yield	n/a	—	—	—
Expected stock price volatility	n/a	93%	103%	93%
Risk-free interest rate	n/a	4%	4%	4%
Expected life of options	n/a	4.6 years	5.2 years	4.7 years
Weighted average fair value of options granted	n/a	$0.14	$0.14	$0.14

Expected volatility is based on the historical volatility of the Company’s share price in the period prior to option grant equivalent to the expected life of the options. The expected term is determined under the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletins No. 107 and No. 110, and represents the period of time that options granted are expected to be outstanding. We believe that it is appropriate to use this simplified method as there is not sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

h) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $249,538 and $299,713 in software development costs during the three months ended September 30, 2008 and 2007, respectively. The Company expensed $767,472 and $710,940 in software development costs during the nine months ended September 30, 2008 and 2007, respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. RELATED PARTIES

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At September 30, 2008, the remaining loan balance due to Bravenet including accrued interest at 10% is $164,860.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At September 30, 2008, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $622,918 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at September 30, 2008. At September 30, 2008, the balance due to Bravenet for the unpaid purchase price is $143,835 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At September 30, 2008, the balance due to Bravenet for unpaid computer hosting and maintenance services is $138,852. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $11,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At September 30, 2008, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at September 30, 2008, the balance due to Harrison for unpaid office rent is $344,125. This amount includes interest accrued at 10%.

At September 30, 2008, the Company owed $1,137,790 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

4. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at September 30, 2008 no preferred shares have been issued.

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

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At September 30, 2008, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the nine months ended September 30, 2008:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,565,803	$0.16

Granted under company stock option plan	400,000	$0.09
Warrants granted	5,300,000	$0.09
Stock options exercised	—	n/a
Warrants exercised	(625,000)	$0.05
Stock options forfeited/expired	(913,000)	$0.21
Warrants forfeited/expired	(5,000,000)	$0.07

Outstanding at September 30, 2008	13,727,803	$0.17

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our non-vested stock option activity for the nine months ended September 30, 2008:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at
December 31, 2007	4,525,952	$0.20

Granted during the period	400,000	$0.18
Vested during the period	(2,143,009)	$0.20
Forfeited during the period	(270,000)	$0.24
Non-vested stock options and warrants at

September 30, 2008	2,512,943	$0.19

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$0.05-0.10	5,300,000	1.68	$0.08	5,300,000	$0.08
$0.11-0.30	6,927,803	6.95	$0.19	4,506,527	$0.19
$0.31-0.50	1,500,000	2.62	$0.40	1,475,000	$0.40

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

As at September 30, 2008 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2008 the aggregate intrinsic value of options and warrants outstanding was $46,000 and the aggregate intrinsic value of options and warrants exercisable was $46,000. Total intrinsic value of options exercised during the nine months ended September 30, 2008 was $73,250. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

d) Loss per share

The basic and diluted net loss per share for the three months ended September 30, 2008 and 2007 was $(0.00) per share and $(0.01) per share, respectively. The basic and diluted net loss per share for the nine months ended September 30, 2008 and 2007 was $(0.01) per share and $(0.02) per share, respectively. Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive were 13,727,803 and 36,198,253, respectively, for the three and nine months ended September 30, 2008 and 2007.

5. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of September 30, 2008.

The Company is subject to income taxes in the United States and Canada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years ranging from 2000 to 2007 remain subject to examination in the United States and Canada. We recognize potential interest and penalties related to income tax matters in income tax expense. In the three and nine months ended September 30, 2008, we recorded Canadian income tax expense of $8,790 and $22,686, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Nine months ended September 30,
	2008	2007
Cash paid for
Interest	$7,352	$10,422

Cash received for
Interest	3,612	15,302

Cash paid for taxes	—	—

Exercise of stock options with mature shares of common stock	—	345,085

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

We have three general product lines: Data Feed Services; Interactive Content and Data Applications; and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to be offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide.

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

Our Portfolio Management Systems consist of Quotestream Desktop, Quotestream II, Quotestream Professional, Quotestream Wireless, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies.

Quotestream II is our next generation portfolio management system, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offering a professional level experience to non-professional users.

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

Quotestream Wireless is a true companion product to the Quotestream desktop products (including Quotestream Desktop, Quotestream II and Quotestream Professional) – any changes made to portfolios in either the desktop or wireless application are automatically reflected in the other.

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of two to three years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to two years and are automatically renewed unless notice is given 90 days prior to the expiry of the contract term.

During the three and nine month periods ended September 30, 2008 we achieved 26% and 33% revenue growth from the comparative periods in 2007. The growth resulted from an increased customer base and increased per customer revenue for our Interactive Content and Data Applications as we continue to expand our line of financial data products and the depth of our data offerings. Increased subscriptions to Quotestream during the period also contributed to our revenue growth. We expect revenue growth for the remainder of 2008 to be primarily driven by our Interactive Content and Data Applications and our new Quotestream II and Quotestream Professional product offerings. We also anticipate growth in revenue from our expanded Market Data Feed product line.

Our plan of operation for the remainder of 2008 will focus on marketing Quotestream II for deployments by brokerage firms to their clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. Finally, we also plan to add new data content to expand our line of Data Feeds and Interactive Content and Data Applications, as we continue to grow our client base for these products.

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

Results of Operations

Revenue

	2008	2007	Change ($)	Change (%)
Three months ended September 30,
Licensing revenue	$1,888,279	$1,501,097	$387,182	26%
Nine months ended September 30,
Licensing revenue	$5,300,350	$3,993,202	$1,307,148	33%

Licensing revenue has increased 26% and 33% when comparing the three and nine month periods ended September 30, 2008 from the comparative periods in 2007. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We have continued to expand our line of Interactive Content and Data Applications, which includes XML market data feeds. The number of clients and the average revenue per client increased during the periods, resulting in a $312,767 (30%) and $1,016,035 (39%) increase in Interactive Content and Data Application revenue for the three and nine month periods ended September 30, 2008 from the comparative periods. The number of Quotestream subscribers also increased during the periods; resulting in a $74,415 (16%) and $291,113 (21%) increase in Portfolio Management System revenue, respectively, when comparing the three and nine month periods ended September 30, 2008 to the comparative periods in 2007. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $270,000 for the three and nine months ended September 30, 2008, unchanged from the comparative periods in 2007.

Cost of Revenue and Gross Profit Summary

	2008	2007	Change ($)	Change (%)
Three months ended September 30,
Cost of revenue	$802,757	$627,023	$175,734	28%
Gross profit	$1,085,522	$874,074	$211,448	24%
Gross margin %	57%	58%
Nine months ended September 30,
Cost of revenue	$2,267,709	$1,739,882	$527,827	30%
Gross profit	$3,032,641	$2,253,320	$779,321	35%
Gross margin %	57%	56%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 28% and 30% when comparing the three and nine month periods ended September 30, 2008 and 2007. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently developed, and the amortization expense related to additional capitalized application software costs. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period.

Our gross profit margin decreased to 57% for the three month period ended September 30, 2008 from 58% in the comparative period in 2007. Our gross profit margin increased to 57% for the nine month period ended September 30, 2008 from 56% in the comparative period in 2007. During 2008 we incurred increases in fixed financial content costs to support the new products developed during the period, including Quotestream II, Quotestream Professional, and new Market Data Feeds. Amortization also increased significantly from the comparative periods as a result of the increase in capitalized application software costs related to the new products noted above. The increases in financial content and amortization expenses have offset our increases in revenue; therefore gross margin percentages have remained relatively unchanged from the same periods in 2007.

Operating Expenses Summary

	2008	2007	Change ($)	Change (%)
Three months ended September 30,
Sales and marketing	$458,668	$499,975	$(41,307)	(8%)
General and administrative	472,664	387,259	85,405	22%
Software development	249,538	299,713	(50,175)	(17%)

Total operating expenses	$1,180,870	$1,186,947	$(6,077)	(1%)

Nine months ended September 30,
Sales and marketing	$1,587,405	$1,362,708	$224,697	16%
General and administrative	1,370,403	1,138,260	232,143	20%
Software development	767,472	710,940	56,532	8%

Total operating expenses	$3,725,280	$3,211,908	$513,372	16%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses.

Sales and marketing expenses decreased $41,307 (8%) for the three month period ended September 30, 2008 when compared to the same period in 2007. The decrease was due primarily to a reduction in travel and investor relations expenses, offset by increased salary expenses associated with additional sales personnel hired since the comparative period.

Sales and marketing expenses increased $224,697 (16%) for the nine month period ended September 30, 2008 when compared to the same period in 2007. The increase was due to additional sales personnel hired since the comparative period and stock based compensation expenses resulting from the grant of new stock options and modifications to existing stock options during the current period.

Included in sales and marketing expense is $90,000 and $270,000 in non-cash advertising costs incurred in the three and nine month periods ended September 30, 2008. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $90,000 and $240,000 in advertising credits during the comparative period in 2007.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $85,405 (22%) and $232,143 (20%) for the three and nine month periods ended September 30, 2008 when compared to fiscal 2007. The increases are primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $50,175 (17%) for the three months ended September 30, 2008 when compared to the same period in 2007. The decrease is due mainly to a decrease in stock based compensation expense from the comparative period.

Software development expenses increased $56,532 (8%) for the nine months ended September 30, 2008 when compared to the same period in 2007. The increase was due to increased salary expense for software development personnel from the comparative period, as we made competitive salary adjustments for existing employees, and added new software development personnel. Additional software development personnel were required to develop our Quotestream II and Quotestream Professional products, as well as our new and upgraded versions of our web-based applications and market data feeds. The increase in salary expense during the period was offset by decreased stock based compensation expense from the comparative period.

Software development expenses noted above were offset by software development costs capitalized during the period. We capitalized $149,937 and $417,466 of development costs for the three and nine month periods ended September 30, 2008, compared to $89,864 and $282,756 same periods in 2007. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	2008	2007
Three months ended September 30,
Foreign exchange gain (loss)	$11,653	$(35,322)
Interest expense	(61,388)	(67,141)

Total other income and (expenses)	$(49,735)	$(102,463)

Nine months ended September 30,
Foreign exchange gain (loss)	$20,446	$(77,820)
Interest expense	(174,671)	(175,915)

Total other income and (expenses)	$(154,225)	$(253,735)

Foreign Exchange Gain (Loss)

Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Exchange gains and losses vary with the change in associated exchanges rates. The foreign exchange gain for the three month period ended September 30, 2008 was due to an increase in the value of U.S. dollar relative to the Canadian dollar at September 30, 2007 compared to June 30, 2008. The foreign exchange gain for the nine month period ended September 30, 2008 was due to an increase in the value of U.S. dollar relative to the Canadian dollar at September 30, 2007 compared to December 31, 2007.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense decreased for the three and nine months ended September 30, 2008 as interest was calculated on decreased related party balances from the comparative periods in 2007. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three month and nine month periods ended September 30, 2008, the Company recorded Canadian income tax expense of $8,790 and $22,686. No income tax expense was recorded the comparative period.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2008 was $(153,873) or $(0.00) per share compared to a net loss of $(415,336) or $(0.01) per share for the three months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 was $(869,550) or $(0.01) per share compared to a net loss of $(1,212,323) or $(0.02) per share for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our cash totaled $264,148 at September 30, 2008, as compared with $357,316 at December 31, 2007, a decrease of $93,168. Net cash of $379,446 was provided by operations for the nine months ended September 30, 2008, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period. Net cash used in investing activities for the nine months ended September 30, 2008 was $500,114 resulting from capitalized application software costs and the purchase of new computer equipment. Net cash provided by financing activities for the nine month period ended September 30, 2008 was $27,500 resulting from the proceeds from the exercise of stock options.

Our current liabilities include $644,089 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $450,580 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at September 30, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. During the quarterly period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 14, 2008

By:	/s/ R. Keith Guelpa
R. Keith Guelpa, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, Chief Financial Officer (Principal Accounting Officer)