Form 10-K
period 2008-12-31
QUOTEMEDIA  INC
filed 2009-03-31
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number: 0-28599

QUOTEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2008633
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ 85268

(Address of Principal Executive Offices)

(480) 905-7311

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001 per share	FINRA Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 13, 2009, there were outstanding 89,371,320 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (51,310,636 shares) based on the closing price of the issuer’s common stock as reported on the FINRA Over the Counter Bulletin Board, or OTCBB, on March 13, 2009, was $3,078,638. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. “Risk Factors.”

PART I

ITEM 1.	BUSINESS.

General

QuoteMedia, Inc. (OTCBB: QMCI) is a leading provider of financial data, news feeds, market research information, and financial software solutions to online brokerages, clearing firms, banks, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, wireless applications, and custom development.

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

QuoteMedia offers clients the advantages of a single source for a broad range of data, information, and services, including:

•	Streaming Real-time Data Feeds

•	Mobile/PDA Wireless Solutions

•	News Feed Aggregation and Delivery

•	Streaming, Dynamic Content

•	Complete Portfolio Management

•	Corporate Investor Relations Solutions

•	Internet Data and Content Provisioning

•	Custom Software Application Development

•	Research Information Supply

Our array of data-delivery solutions are fast, lightweight, reliable, and easy to implement across all platforms. Our products are technologically advanced, providing a framework for quick implementation, seamless client integration and complete customization.

We are a United States reporting public company which was incorporated in the State of Nevada in 1999. Our shares are listed on the FINRA OTCBB under the trading symbol QMCI. Our corporate head office is located at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions and subsidiaries.

Our website is located at www.quotemedia.com. Through our website we make available free of charge the following company information: our annual reports on Form 10-K; our quarterly reports on Form 10-QSB; our current reports on Form 8-K; our proxy statements; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practical after we electronically file these reports with the SEC. We also post on our website the charter of our Audit Committee; our Corporate Governance Guidelines; our Code of Business Conduct/Ethics and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Products and Services

QuoteMedia has developed a full range of financial data and market information solutions which are licensed to our clients on a monthly, quarterly, or annual basis. Our products and services are divided into three main categories: Data Feed Services; Interactive Content and Data Applications; and Portfolio Management and Real-Time Quote Systems.

Data Feed Services

QuoteMedia offers comprehensive, ultra low latency, tick-by-tick enterprise level streaming market data feeds delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. Data Feeds coverage includes equities, options, futures, commodities, currencies, mutual funds, and indices. The data is normalized for ease of use, and is provided in a wide range of formats and delivery methods. Data is available in real-time, delayed, as well as end of day format.

Interactive Content and Data Applications

QuoteMedia’s proprietary financial software applications comprise a unique suite of custom Web technologies that combine the power and depth of established financial databases with the flexibility and efficiency of the Web to deliver customized high quality content to clients around the world. QuoteMedia financial data delivery application products and components make up an extensive product line that spans the spectrum of Quote Modules, Charts, Market Movers, News, Watch Lists, Tickers, Market Summaries, Option Chains, SEC Filings, Investor Relations Solutions, Component Fundamentals and much more. Our lightweight and fast-loading applications provide an extensive array of information in a variety of delivery vehicles. All of our content solutions are completely customizable, embed directly into client web pages for seamless integration with existing content, and are licensed to our Clients on a recurring subscription basis. Our Interactive Content and Data Applications include the following:

Quote Modules – allow users to enter information and look up various data points on equities, funds, rates, currencies and the markets. Our Quote Modules provide complete market data and supplemental data coverage. This comprehensive coverage consists of fundamental data (EPS, P/E ratio, dividends, yield, shares outstanding, market cap, etc.), analytical statistics (52 week high/low, moving averages, average volumes, moving performance numbers), historical EOD data (fully adjusted and keyed historical data), market updates, North American indices, market movers, actives, gainers, losers, company information (business description, address, phone, fax, auditors, officers, etc.), classification codes (sector, industry, NAICS, SIC, CIK, etc.), share statistics (shares outstanding, float, holdings, profitability, management effectiveness, short interest, short interest ratio), as well as broader market information such as bank rates and currency values. The data returned is compact, customizable, and incorporates comprehensive information, including charts, news, historical stock prices, market depth, SEC filings, insiders, financials, and other information.

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

Portfolio Management Systems

QuoteMedia offers four leading edge portfolio managements systems: Quotestream™ Desktop; Quotestream™ Wireless; Quotestream™ Professional; and a Web Portfolio Management product. Each of these systems can be implemented independently, or they can be employed in conjunction with each other to provide a complete portfolio management solution for both non-professionals and professionals.

Quotestream™ Desktop

QuoteMedia’s proprietary software, Quotestream, is our unique, web-delivered, embedded application providing real-time, tick-by-tick, streaming market quotes and research information. Quotestream is the next generation portfolio management system for non-professional users, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and custom functionality. Quotestream is geared towards providing a professional level experience to non-professional users. Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news and research information, and end of day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

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

Quotestream offers the user ten portfolios, market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC filings, research, analysts and opinions, earnings forecasts, news, stock ticker, intraday through twenty year historical charting, interactive charting, desktop pop-up alerts, and email alerts. Users may fully customize their workspaces to suit their needs. The design also offers a very simple point-and-click and drag-and-drop navigation with little or no typing involved. Quotestream displays in full screen mode, providing a comprehensive professional trade terminal-style interface.

Quotestream™ Wireless

QuoteMedia’s Quotestream Wireless is a revolutionary wireless companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios wirelessly through a cellular telephone or PDA. Quotestream Wireless offers an extensive array of features and advanced functionality, and supports a large selection of Web based phone/PDA’s, including RIM BlackBerry™, PalmOne™, Apple iPhone™, Sony Ericsson™, Motorola™, Nokia™ and several other handheld devices and cellular telephones.

Quotestream Wireless can be integrated with any brokerage/clearing firm’s existing on-line trading platform without the installation of expensive Business Enterprise Servers. Additionally, the application is designed to allow private branding by brokerage, banking, and other corporate clients.

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

Quotestream Professional also features wireless access to the same portfolios and market data entitlements through mobile devices. The desktop and wireless applications work in a co-companion relationship, where any changes made on one device immediately transfer to the other.

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

The Web Portfolio Manager can be integrated with the Quotestream products so that changes in any one platform are reflected across the other systems, and real-time data entitlements are consistent across the board.

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

Our financial data services provide a sensible solution to the high up-front cost of in-house developed software. We leverage our technical talent and innovative infrastructure across multiple client platforms, thus creating an economical, efficient and scalable system that can manage and deliver information application capabilities to an unlimited number of entities from data centers and content feeds across the worldwide web and over telecommunications lines. Our data feeds have among the lowest latency of any available in the market and are developed and delivered using technology that is more current than that used by many major competitors in this market. Our marketing strategy is based on the following key competitive advantages:

Superior Products – Our goal has always been to create the best products on the market. We develop all of our products in-house and take pride in creating quality applications. Our products stand out for their superior design, user-friendliness, and ease of implementation, customizability, reliability, data speed, accuracy and comprehensiveness.

Custom Development – QuoteMedia’s ability to provide complete custom design and development services differentiates us from our competitors. We are able to create custom market data applications and software architected precisely to our clients’ specifications, and the speed with which we are able to take a product from concept to deliverable, truly sets us apart.

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

Cutting Edge Data Delivery Technology – We use state-of-the-art hardware and software systems for maximum speed and efficiency. This provides us with a distinct advantage over our competitors, most of whom use outdated data delivery technologies based on legacy style data networks.

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

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg, Thompson Reuters and Interactive Data (IDC) are some of the data providers in this highly competitive market place.

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

Trademarks, Domain Names and Intellectual Property

We own the trademarks for “Quotemedia™” and “Quotestream™” and the domain names www.quotemedia.com; www.quotestream.com; www.quotestream.ca; and www.quotemedia.co.uk. We will continue to own and protect these key assets into the future.

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

Employees

We currently have 50 full time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2009 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.	RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event the current downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. We are seeing customers intensify their focus on containing or reducing costs as a result of the more challenging market conditions and expect this trend to continue throughout 2009. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services. The current financial crisis has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy, and the assets of such customers are not acquired by successor entities, such event could have a material adverse effect on our results of operations.

Adverse capital and credit market conditions could limit our access to capital. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate and grow our business. As such, we may be unable to raise capital or bear an unattractive cost of capital which could reduce our financial flexibility.

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

A prolonged outage at one of our data centers that we share could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain a back-up facility for our major data center that we share with Nexa Technologies, Inc. to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and a back-up data center, there can be no assurance that such efforts will be successful or effective.

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

New product offerings by competitors or new technologies could cause our services to become obsolete. We operate in an industry that is characterized by rapid and significant technological change, frequent new services, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services and data content and coverage enhancements, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services in order to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance and would result in lower revenue.

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

The success of our anticipated future growth depends upon our ability to manage successfully the growth of our proposed operations. We expect to experience significant growth in our number of employees and scope of operations. Our future success will depend upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will depend on our ability to implement adequate improvements to financial and management controls, reporting, order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees will result in increased responsibility for both existing and new management personnel. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management and to recruit, train, and manage our employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures. Any inability to do so would have a material adverse effect on our business, results of operations, and financial condition. Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance operations. This need to manage our expenses may place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations, and financial condition will be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in July 2010.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in May 2010. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 2011.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the FINRA OTCBB under the symbol “QMCI.” The following table sets forth the high and low bid information for our common stock for the calendar quarters indicated.

	High	Low
Year ended December 31, 2007:
First Quarter	$0.40	$0.29
Second Quarter	0.32	0.23
Third Quarter	0.25	0.18
Fourth Quarter	0.22	0.18

Year ended December 31, 2008:
First Quarter	$0.22	$0.13
Second Quarter	0.20	0.14
Third Quarter	0.15	0.07
Fourth Quarter	0.15	0.04

Year ended December 31, 2009:
First Quarter (through March 13, 2009)	$0.08	$0.04

As of March 13, 2009, there were approximately 309 holders of record of our common stock. As of March 13, 2009, the closing price for our common stock was $0.06.

Dividend Policy

We have never paid any cash dividends to holders of our common stock, and for the foreseeable future, we intend to retain any earnings to finance our operations and do not anticipate paying cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of our common stock will be entitled to receive such dividends, if any, as may be declared by our board of directors, from time to time, out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a financial software developer and a distributor of market data and research information to online brokerages, clearing firms, banks, media properties, public companies and financial service corporations worldwide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market related information provisioning requirements.

We have three general product lines: Data Feed Services, Interactive Content and Data Applications, and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to be offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Professional, Quotestream Wireless, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and web portal companies. Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional level experience to non-professional users.

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

Quotestream Wireless is a true companion product to the Quotestream desktop products (Quotestream and Quotestream Professional) – any changes made to portfolios in either the desktop or wireless application are automatically reflected in the other.

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to three years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to two years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

Business environment and trends

In recent months, global markets have been negatively impacted by a variety of factors, and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. While we are not immune to an economic downturn, our business is subscription-based with many of our customers contracted to multi-year commitments for our market data. Further, our low cost base of development and operation allows us to maintain very competitive pricing, which attracts new customers looking for more cost efficient financial data. We believe these factors have helped mitigate the impact of the recent downturn in global markets as, despite volatile world financial markets and weakness in the global economy, we achieved 31% revenue growth in 2008 compared to the previous year. The growth resulted from an increased customer base and increased per customer revenue for our Interactive Content and Data Applications as we continue to expand our line of financial data products and the depth of our data offerings. Increased subscriptions to Quotestream during the period also contributed to our revenue growth.

We expect to continue to encounter uncertain market conditions in 2009, which may result in lower sales growth compared to 2008. We expect that customers will continue their focus on containing or reducing costs while adapting to industry trends affecting their businesses. It remains unclear at this time what impact the recent events in the global financial markets will have on the overall financial market data services spending in 2009 and subsequent years. In the event the current downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be adversely affected.

Plan of operation

Our plan of operation for 2009 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point.

We expect to achieve significant cost savings in 2009 due to the recent strengthening of the U.S. dollar compared to the Canadian dollar. A significant portion of our expenses are paid in Canadian dollars; therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we have utilized forward contracts to purchase Canadian dollars. At December 31, 2008, we have forward contracts to purchase a total of $1,678,014 Canadian dollars ($US 1,375,000) at an average exchange rate of 1.2204, with maturities ranging from one to 12 months. In comparison, the average exchange rate during 2008 was 1.0667.

Opportunistically, efforts will be made to evaluate and pursue the development of additional new products that may eventually be commercialized by our company. Although not currently anticipated, we may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company, on commercially reasonable terms or at all.

Our future performance will be subject to a number of business factors, including those beyond our control, such as a continued economic downturn and evolving industry needs and preferences as well as the level of competition and our ability to continue to successfully market our products and technology. There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or achieve profitable operations.

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

Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. We account for subscription revenues received in advance of services being performed by deferring such amounts until the related services are performed. We consider the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.

We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectability is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2008 and 2007:

	2008	2007
Barter revenue earned	$360,000	$360,000

Advertising credits used	$360,000	$330,000

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

For the years ended December 31, 2008 and 2007, the Company capitalized $539,563 and $492,625 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2008 and 2007, amortization expenses associated with the internally developed application software was $351,324 and $169,265 respectively. At December 31, 2008, the remaining book value of the application software was $775,704.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, Statement 141R requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2009. We do not expect Statement 141R to have an impact unless and until we complete a business combination.

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

Results of Operations

Revenue

	Years ended December 31,		Change ($)	Change (%)
	2008	2007
Licensing revenue	$7,276,980	$5,569,107	$1,707,873	31%

Licensing revenue has increased 31% when comparing the years ended December 31, 2008 and 2007. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We expanded our line of Interactive Content and Data Applications, which includes XML market data feeds. This resulted in a $1,184,837 (32%) increase in Interactive Content and Data Application revenue when comparing the years ended December 31, 2008 and 2007. The number of Quotestream subscribers and the average subscription revenue per user increased during the year; resulting in a $523,036 (28%) increase in Portfolio Management System revenue when comparing the years ended December 31, 2008 and 2007. Included in Portfolio

Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $360,000 for the year ended December 31, 2008, compared to $360,000 earned in 2007.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,		Change ($)	Change (%)
	2008	2007
Cost of revenue	$3,053,275	$2,386,925	$666,350	28%

Gross profit	$4,223,705	$3,182,182	$1,041,523	33%

Gross margin %	58%	57%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 28% when comparing the years ended December 31, 2008 and 2007. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of clients from the comparable period.

During 2008 we incurred increases in fixed financial content costs to support the new products developed during the period, including Quotestream, Quotestream Professional, and new Market Data Feeds. Amortization also increased significantly from the comparative periods as a result of the increase in capitalized application software costs related to the new products noted above. The increase in financial content and amortization expenses offset our increase in revenue; therefore our gross margin percentage increased only slightly to 58% in 2008 compared to 57% in 2007.

Operating Expenses Summary

	Years ended December 31,		Change ($)	Change (%)
	2008	2007
Sales and marketing	$2,026,063	$1,854,400	$171,663	9%
General and administrative	1,917,482	1,588,744	328,738	21%
Software development	1,013,011	917,861	95,150	10%

Total operating expenses	$4,956,556	$4,361,005	$595,551	14%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $171,663 (9%) for the year ended December 31, 2008 when compared to fiscal 2007. The increase was due to additional sales personnel hired since the comparative year and stock-based compensation expenses resulting from the grant of new stock options and modifications to existing stock options during the current period.

Included in sales and marketing expense is $360,000 in non-cash advertising costs incurred in the year ended December 31, 2008. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $330,000 in advertising credits during the comparative period in 2007.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $328,738 (21%) for year ended December 31, 2008 when compared to fiscal 2007. The increase is primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications. Software development expenses increased $95,150 (10%) for the year ended December 31, 2008 when compared to fiscal 2007. The increase was due to increased salary expense for software development personnel from the comparative period, as we made competitive salary adjustments for existing employees and added new software development personnel. Additional software development personnel were required to develop our next generation Quotestream and Quotestream Professional products, as well as our new and upgraded versions of our Web-based applications and market data feeds. The increase in salary expense during the period was offset by decreased stock-based compensation expense from the comparative period.

The increase in software development expenses noted above was offset by software development costs capitalized during the period. We capitalized $539,563 of development costs for the year ended December 31, 2008, compared to $492,625 in 2007. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Other Income and (Expense) Summary

	Years ended December 31,
	2008	2007
Foreign exchange gain (loss)	$75,535	$(91,532)
Interest expense	(238,542)	(239,663)
Loss on disposal of equipment	(3,075)	—

Total other income and (expenses)	$(166,082)	$(331,195)

Foreign Exchange Loss

We recognized a foreign exchange gain of $75,535 in 2008, compared to a foreign exchange loss of $91,532 in 2007. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for foreign exchange forward contracts is also included in foreign exchanges gains and losses. The foreign exchange gain of $75,535 in 2008 was due to an increase in the value of U.S. dollar relative to the Canadian dollar when comparing the exchange rate at December 31, 2008 to December 31, 2007, as we have net Canadian dollar liability at December 31, 2008. The loss of $2,728 resulting from the change in fair value for foreign exchange forward contracts was netted against the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars.

Interest Expense

Interest expense in 2008 was $238,542, compared to $239,663 in 2007. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest income.

Loss on Disposal of Equipment

In December 2008, we wrote off obsolete computer equipment that had a net book value of $3,075.

Provision for Income Taxes

In 2008, the Company recorded Canadian income tax benefit of $26,249, compared to a Canadian income tax expense of $51,191 in 2007.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2008 was $(872,684) or $(0.01) per share compared to a net loss of $(1,561,209) or $(0.02) per share for the year ended December 31, 2007.

Liquidity and Capital Resources

Our cash totaled $536,624 at December 31, 2008, as compared with $357,316 at December 31, 2007, an increase of $179,308. Net cash of $856,703 was provided by operations for the year ended December 31, 2008, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period and an increase in accounts receivable. Net cash used in investing activities for the year ended December 31, 2008 was $704,895 resulting from capitalized application software costs, the purchase of new computer equipment, and an increase in forward contract margin deposits. Net cash provided by financing activities for the year ended December 31, 2008 was $27,500, resulting from the exercise of stock options.

Our current liabilities include $626,729 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $447,246 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital which could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Note 9 to our financial statements, we do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, Notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of QuoteMedia, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision or our CEO and CFO, and affected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the last quarter of the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	66	Chairman of the Board

R. Keith Guelpa	62	President, Chief Executive Officer, and Director

David M. Shworan	41	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	42	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2008, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines; a Code of Business Conduct/Ethics, Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; an Audit Committee Charter; and any other corporate governance materials contemplated by SEC or applicable regulations. We post on our website at www.quotemedia.com/qmci/investors.php, these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists solely of Robert J. Thompson. The Board of Directors has determined that Mr. Thompson qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2008 and 2007 earned by our Chief Executive Officer and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)
R. Keith Guelpa (3) Chief Executive Officer, QuoteMedia, Inc.	2008	$192,000	—	—	—	$192,000
	2007	$192,000	—	—	—	$192,000

David M. Shworan (4) Chief Executive Officer, QuoteMedia, Ltd.	2008	$300,000	—	$105,220	—	$405,220
	2007	$300,000	—	$96,000	—	$396,000

Keith J. Randall (5) Chief Executive Officer, QuoteMedia, Inc.	2008	$132,000	—	$1,060	—	$133,060
	2007	$108,000	—	$19,000	—	$127,000

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FAS 123R.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”. During 2007, we repaid amounts due to Mr. Guelpa for loans made to the company in 2000 and 2001.
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Pursuant to his employment agreement, we started accruing salary payable to Mr. Shworan in June 2003. From June 2003 to December 31, 2006 we did not pay a salary to Mr. Shworan, however amounts due were accrued and expensed. During 2007 we paid $175,000 in salary to Mr. Shworan, and accrued and expensed the remaining $125,000 salary due to him. Unpaid salary owed to Mr. Shworan accrues interest at the prime bank rate minus 1%. In September 2007, we cancelled 2,400,000 warrants held by Mr. Shworan with an exercise price of $0.465, and reissued warrants to Mr. Shworan with an exercise price of $0.19. The fully vested warrants previously held by Mr. Shworan were exchanged for warrants that vest in equal monthly installments over a two year period beginning September 2007. The expiry date of the warrants remained unchanged. In June 2008, we extended the term of a total of 5,200,000 options and warrants held by Mr. Shworan. The expiry dates of the options and warrants were extended by two years, and the exercise prices of the options and warrants were increased by $0.02.
(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”. In April 2007, we granted Mr. Randall 50,000 of stock options. The options vest equally over five years and had an exercise price of $0.27. The options expire in April 2017. In September 2007, we cancelled the 50,000 options granted to Mr. Randall in April 2007, as well as 50,000 options granted to Mr. Randall in 2005 that had an exercise price of $0.39. The options were reissued to Mr. Randall with exercise prices of $0.19. The vesting period and the expiry dates of the repriced options remained unchanged. In December 2007, we granted Mr. Randall 50,000 warrants. The warrants were fully vested and had an exercise price of $0.19. The options expire in December 2017. In June 2008, we extended the term of 100,000 options held by Mr. Randall. The expiry dates of the options and warrants were extended by two years, and the exercise prices of the options and warrants were increased by $0.02.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Exercise Date
Name	Exercisable	Unexercisable
David M. Shworan	200,000	—		$0.07	5-Jun-2010
	2,000,000	—		$0.07	5-Jun-2010
	3,000,000	—		$0.095	5-Jun-2010
	1,500,000	900,000	(1)	$0.19	01-Aug-2015

Keith J. Randall	100,000	—		$0.07	5-Jun-2010
	50,000	—		$0.19	31-Jan-2015
	20,000	30,000	(2)	$0.19	12-Apr-2017
	50,000	—		$0.19	21-Dec-2017

(1)	Warrants vest equally over two years and will be fully vested September 2009.
(2)	Options vest equally over five years and will be fully vested December 2011.

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004. We expect that a new employment agreement for Mr. Guelpa will be executed in 2009. Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement. We expect that an employment agreement for Mr. Shworan will be executed in 2009. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our company or a change in the executive officers’ responsibilities following a change-in-control.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2008. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2008, computed in accordance with FAS 123R.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$82,020	—	—	$82,020

The Chairman of the Board, Robert J. Thompson, receives a monthly retainer of $6,835. Directors who are also employees do not receive additional cash compensation for service on our board of directors. All directors receive a grant of 200,000 options to purchase shares of common stock upon joining our board of directors, which are vested on the date of grant. From time to time, we grant to our directors options or warrants to purchase additional shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 13, 2009 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers
David M. Shworan (3)	35,451,800	36.8%
R. Keith Guelpa (4)	8,241,061	9.2%
Robert J. Thompson (5)	1,376,136	1.5%
Keith J. Randall (6)	682,006	0.8%

All directors and executive officers as a group	45,751,003	47.1%

5% Stockholders (7)	—	—

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 89,371,320 shares of common stock outstanding on March 13, 2009. The numbers and percentages shown include the shares of common stock actually owned as of March 13, 2009 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 13, 2009 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan’s wife. Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 6,900,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 6,241,061 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 568,653 shares of common stock.
(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 221,666 shares of common stock.
(7)	We are unaware of any stockholders who beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans approved by stockholders	4,175,000	$0.21	5,902,653
Equity Compensation Plans not approved by stockholders	9,552,803	$0.16	N/A

Total	13,727,803		5,902,653

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2008, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2008, 1,277,530 shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 4,175,000 options outstanding under the 2003 plan.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2008, the remaining loan balance due to Bravenet including accrued interest at 10% is $169,016.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2008, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $638,621 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2008. At December 31, 2008, the balance due to Bravenet for the unpaid purchase price is $125,200 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At December 31, 2008, the balance due to Bravenet for unpaid computer hosting and maintenance services is $139,218. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2008, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2008, the balance due to Harrison for unpaid office rent is $327,659. This amount includes interest accrued at 10%.

At December 31, 2008, the Company owed $1,242,100 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review, approval, or ratifcation by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2008 and 2007 by Hein & Associates LLP, our principal accountants, are as follows:

	2008	2007
Audit Fees	$58,540	$63,890
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

All of the services provided by Hein & Associates LLP described above under the captions “Audit Fees,” and were approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of the report:

(1)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

10.2	Employment Agreement between the Registrant and R. Keith Guelpa (1)

10.3	Employment Agreement between the Registrant and Keith Randall (1)

10.4	Amended 1999 Equity Incentive Compensation Plan (3)

10.5	Employment Agreement between the Registrant and David M. Shworan (2)

10.6	Amended Employment Agreement between the Registrant and David M. Shworan (3)

10.7	2003 Equity Incentive Compensation Plan (2)

21	List of Subsidiaries

23.1	Consent of Hein & Associates LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed with the Commission on December 21, 1999.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	QUOTEMEDIA, INC.

	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 31, 2009

/s/ David M. Shworan David M. Shworan	Director	March 31, 2009

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2009

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Quotemedia, Inc.

Fountain Hills, Arizona

We have audited the accompanying consolidated balance sheet of Quotemedia Inc. and subsidiary as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and Subsidiary as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the years ending December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Quotemedia Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control of Financial reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 27, 2009

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

As of December 31,

	2008	2007
ASSETS

Current assets:
Cash	$536,624	$357,316
Accounts receivable, net	370,221	299,806
Forward contract margin deposit	68,750	—
Prepaid expenses	281,929	265,868

Total current assets	1,257,524	922,990

Deposits	22,998	9,027
Property and equipment, net	1,006,693	803,117
Intangible assets	191,862	198,050

Total assets	$2,479,077	$1,933,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$939,387	$560,333
Deferred revenue	447,246	433,630
Current portion of amounts due to related parties	626,729	501,642

Total current liabilities	2,013,362	1,495,605

Long-term portion of amounts due to related parties	2,049,737	1,571,085

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 89,371,320 and 88,763,365 shares issued and outstanding	89,372	88,764
Additional paid-in capital	8,384,859	7,963,299
Accumulated deficit	(10,058,253)	(9,185,569)

Total stockholders’ deficit	(1,584,022)	(1,133,506)

Total liabilities and stockholders’ deficit	$2,479,077	$1,933,184

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2008	2007
LICENSING FEES	$7,276,980	$5,569,107

COST OF REVENUE	3,053,275	2,386,925

GROSS PROFIT	4,223,705	3,182,182

OPERATING EXPENSES

Sales and marketing	2,026,063	1,854,400
General and administrative	1,917,482	1,588,744
Software development	1,013,011	917,861

	4,956,556	4,361,005

OPERATING LOSS	(732,851)	(1,178,823)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	75,535	(91,532)
Interest expense (related party)	(238,542)	(239,663)
Loss on disposal of equipment	(3,075)	—

	(166,082)	(331,195)

NET LOSS BEFORE INCOME TAXES	(898,933)	(1,510,018)

Income tax benefit (expense)	26,249	(51,191)

NET LOSS	$(872,684)	$(1,561,209)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,125,890	69,183,701

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount
Balance, January 1, 2007	65,223,733	$65,223	$6,652,387	$(7,624,360)	$(906,750)

Stock options and warrants exercised	24,849,226	24,851	1,396,128	—	1,420,979

Shares returned to the Company for exercise of stock option, cancelled	(1,309,594)	(1,310)	(362,169)	—	(363,479)

Stock-based compensation	—	—	276,953	—	276,953

Net loss	—	—	—	(1,561,209)	(1,561,209)

Balance, December 31, 2007	88,763,365	$88,764	$7,963,299	$(9,185,569)	$(1,133,506)

Stock options and warrants exercised	607,955	608	26,892	—	27,500

Stock-based compensation	—	—	394,668	—	394,668

Net loss	—	—	—	(872,684)	(872,684)

Balance, December 31, 2008	89,371,320	$89,372	$8,384,859	$(10,058,253)	$(1,584,022)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2008	2007
OPERATING ACTIVITIES

Net loss	$(872,684)	$(1,561,209)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	435,682	238,702
Loss on disposal of equipment	3,075	—
Bad debt expense	157,487	144,977
Stock-based compensation expense	394,668	276,953
Noncash barter revenue	(360,000)	(360,000)
Noncash barter advertising expense	360,000	330,000
Changes in assets and liabilities:
Accounts receivable	(227,902)	(274,750)
Prepaid expenses	(16,061)	(29,661)
Deposits	(13,971)	2,532
Accounts payable and amounts due to related parties	982,793	725,758
Deferred revenue	13,616	69,845

Net cash provided by (used in) operating activities	856,703	(436,853)

INVESTING ACTIVITIES

Purchase of fixed assets	(96,582)	(64,946)
Purchase of intangible assets	—	(6,733)
Capitalized application software	(539,563)	(492,625)
Forward contract margin deposit	(68,750)	—

Net cash used in investing activities	(704,895)	(564,304)

FINANCING ACTIVITIES

Proceeds from exercise of stock options	27,500	7,500
Repayment of amounts due to related parties	—	(35,278)
Loans from related parties	—	500,000

Net cash provided by financing activities	27,500	472,222

Net increase (decrease) in cash	179,308	(528,935)

Cash, beginning of period	357,316	886,251

Cash, end of period	$536,624	$357,316

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

d) Foreign Exchange Forward Contracts

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. We do not enter into foreign exchange forward contracts for trading purposes. Changes in fair value for these instruments are immediately recognized in earnings and included in our foreign exchange gain (loss). At December 31, 2008, we have forward contracts to purchase a total of $1,678,014 Canadian dollars ($US 1,375,000) at an average exchange rate of 1.2204, with maturities ranging from one to 12 months. The change in fair value recognized in earnings for the year ended December 31, 2008 is a loss of $2,728. This fair value was determined to be a level 2 fair value as that term is defined in SFAS No. 157. We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We have margin deposits totaling $68,750 related to forward contracts outstanding at December 31, 2008.

e) Cash and cash equivalents

Cash equivalents include money market investments that are redeemable on demand. We maintain our accounts primarily at one financial institution. At times throughout the year, our cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $73,430 and $52,585, respectively, as at December 31, 2008 and 2007.

g) Property and equipment

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

h) Earnings per share

Financial Accounting Standards No. 128 “Earnings Per Share” requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2008 and 2007 all common stock equivalents were anti-dilutive.

i) Stock-based compensation

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2008 and 2007 was comprised as follows:

	2008	2007
Sales and marketing	$239,456	$85,722
General and administrative	18,856	17,709
Software development	136,356	173,522

Total stock-based compensation	$394,668	$276,953

At December 31, 2008 there was $179,790 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.21 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	2008	2007
Expected dividend yield	—	—
Expected stock price volatility	103%	93%
Risk-free interest rate	4%	4%
Expected life of options	5.2	4.7 years
Weighted average fair value of options granted	$0.14	$0.14

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

j) Income taxes

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. In 2008, the Company recorded Canadian income tax benefit of $26,249. In 2007 the Company recorded an expense of $51,191 (see note 6).

k) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Actual results may vary from the estimates.

l) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,013,011 and $917,861 in software development costs during the years ended December 31, 2008 and 2007, respectively.

m) Revenue recognition

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

n) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our barter revenue transactions for the years ended December 31, 2008 and 2007:

	2008	2007
Barter revenue earned	$360,000	$360,000
Advertising credits used	360,000	$330,000

o) Financial instruments

Financial instruments consist principally of cash, accounts receivables, foreign exchange forward contracts, accounts payable and notes payable. We believe that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates. Forward contract fair value is disclosed above in Note 1 d).

p) New accounting standards

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, Statement 141R requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2009. We do not expect Statement 141R to have an impact unless and until we complete a business combination.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

q) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

2. LIQUIDITY

The Company has an accumulated deficit of $10,058,253, and for the year ended December 31, 2008 had a net loss of $872,684. As a result, there are concerns about the liquidity of our company at December 31, 2008. The following discussion addresses those concerns.

Net cash of $856,703 was provided by operating activities, and although we have a working capital deficit of $755,838 as at December 31, 2008, current liabilities include $626,729 in amounts due to related parties and $447,246 in deferred revenue. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. The expected costs necessary to realize the deferred revenue in 2009 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2009.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

As at December 31,	2008	2007
Computer equipment	$341,674	$265,241
Office furniture and equipment	64,079	65,004
Leasehold improvements	33,868	29,478
Capitalized application software	1,349,314	809,751

Total property and equipment	1,788,935	1,169,474
Less: accumulated depreciation	(782,242)	(366,357)

Property and equipment, net	$1,006,693	$803,117

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2008 and 2007, the Company capitalized $539,563 and $492,625 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2008 and 2007, amortization expenses associated with the internally developed application software was $351,324 and $169,265 respectively. At December 31, 2008, the remaining book value of the capitalized application software was $775,704.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2008 and 2007 was $78,170 and $67,294 respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

As at December 31,	2008	2007
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	70,256	70,256
Domain names	10,652	10,652

	90,908	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	110,000

Total intangible assets	200,908	200,908
Less: accumulated amortization	(9,046)	(2,858)

Intangible assets, net	$191,862	$198,050

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. For the years ended December 31, 2008 and 2007, amortization expense for amortized intangible assets was $6,188 and $2,143 respectively. In accordance with SFAS 142, we evaluate goodwill for impairment. Through December 31, 2008 we have not had any goodwill impairment.

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2008:

	Current	Non current
Purchase of business unit	$125,200	$—
Computer hosting services	139,218	—
Office rent	327,659	—
Other	34,652	—
Loan	—	169,016
Lead generation services	—	638,621
Accrued salary	—	1,242,100

	$626,729	$2,049,737

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2008. At December 31, 2008, the balance due to Bravenet for the unpaid purchase price is $125,200 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At December 31, 2008, the balance due to Bravenet for unpaid computer hosting and maintenance services is $139,218. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2008, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2008, the balance due to Harrison for unpaid office rent is $327,659. This amount includes interest accrued at 10%.

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2008, the remaining loan balance due to Bravenet including accrued interest at 10% is $169,016.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2008, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $638,621 including accrued interest at 10% per annum.

At December 31, 2008, the Company owed $1,242,100 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

We account for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Tax provision (benefit) at the statutory rate of 34%	$(303,562)	$(523,668)
State income taxes, net of federal income tax	(27,283)	(50,827)
Stock-based compensation	134,187	94,164
Change in NOL	565,875	—
Change in valuation allowance and other	(369,217)	480,331
Canadian income tax expense (benefit)	(26,249)	51,191

Income tax expense (benefit)	$(26,249)	$51,191

In 2008, the Company recorded Canadian income tax benefit of $26,249. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $7,900,000 and $2,500,000 which expire in varying amounts through the year 2027.

The components of our deferred tax asset (liabilities) at December 31, 2008 were as follows:

Tax effect of net operating loss carryforward	$2,761,000
Accrued liabilities	767,000
Property & equipment	(19,000)
Capitalized software	(288,000)
Other	27,000
Less valuation allowance	(3,248,000)

Net deferred tax asset	$—

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at December 31, 2008 no preferred shares have been issued.

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

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2008, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents stock option and warrant activity for the year ended December 31, 2008:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2007	14,565,803	$0.16

Granted under company stock option plan	400,000	$0.09
Warrants granted	5,300,000	$0.09
Stock options exercised	—	n/a
Warrants exercised	(625,000)	$0.05
Stock options forfeited/expired	(913,000)	$0.21
Warrants forfeited/expired	(5,000,000)	$0.07

Outstanding at December 31, 2008	13,727,803	$0.17

The following table summarizes our non-vested stock option activity for the year ended December 31, 2008:

	Options and Warrants	Weighted-Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2007	4,525,952	$0.20

Granted during the period	400,000	$0.18
Vested during the period	(2,746,485)	$0.20
Forfeited during the period	(270,000)	$0.24

Non-vested stock options and warrants at December 31, 2008	1,909,467	$0.19

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.05-0.10	5,300,000	1.43	$0.08	5,300,000	$0.08
$0.11-0.30	6,927,803	6.70	$0.19	5,078,753	$0.19
$0.31-0.50	1,500,000	2.37	$0.40	1,500,000	$0.40

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

As at December 31, 2008 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At December 31, 2008 the aggregate intrinsic value of options and warrants outstanding was $23,000 and the aggregate intrinsic value of options and warrants exercisable was $23,000. Total intrinsic value of options exercised during the year ended December 31, 2008 was $73,250. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2008 and 2007, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2008	2007
Numerator:
Net loss	$(872,684)	$(1,561,209)

Denominator:
Weighted average shares outstanding - basic and diluted	89,125,890	69,183,701

Loss per share - basic and diluted	$(0.01)	$(0.02)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	13,727,803	14,565,803

9. COMMITMENTS AND CONTINGENCIES

We have office lease commitments totaling $282,643 in 2009, $184,239 in 2010, and $35,119 in 2011.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUPPLEMENTARY CASH FLOW INFORMATION

	2008	2007
Cash paid for Interest	$8,364	$10,922

Cash received for Interest	3,988	17,697

Cash paid for taxes	—	—

Exercise of stock options with mature shares of common stock	—	363,479

As discussed in Note 7 b), in February 2008, a former director of the Company exercised 75,000 warrants at an exercise price of $0.05. A net of 57,955 shares of common stock were issued as the Company repurchased 17,045 shares of common stock to pay the total exercise cost of $3,750. The repurchased common stock was valued at a stock price of $0.22 per share which was the closing price of our common stock on the date of the transaction. Pursuant to the terms of the option agreements, the Company’s Board of Director is required to approve the repurchase of the shares.