Form 10-Q
period 2009-03-31
QUOTEMEDIA  INC
filed 2009-05-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The Registrant has 89,371,320 shares of common stock outstanding as at May 5, 2009.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2009

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$442,202	$536,624
Accounts receivable, net	528,132	370,221
Forward contract margin deposit	102,500	68,750
Prepaid expenses	284,542	281,929

Total current assets	1,357,376	1,257,524
Deposits	22,265	22,998
Property and equipment, net	1,004,796	1,006,693
Intangible assets	190,315	191,862

Total assets	$2,574,752	$2,479,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,111,247	$939,387
Deferred revenue	368,790	447,246
Current portion of amounts due to related parties	656,740	626,729

Total current liabilities	2,136,777	2,013,362

Long-term portion of amounts due to related parties	2,189,639	2,049,737
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,417,523	8,384,859
Accumulated deficit	(10,258,559)	(10,058,253)

Total stockholders’ deficit	(1,751,664)	(1,584,022)

Total liabilities and stockholders’ deficit	$2,574,752	$2,479,077

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2009	2008
REVENUE	$1,910,824	$1,687,675
Cost of revenue	786,365	716,532

Gross profit	1,124,459	971,143

OPERATING EXPENSES:
Sales and marketing	448,555	532,789
General and administrative	502,394	478,235
Software development	271,549	273,059

	1,222,498	1,284,083

OPERATING LOSS	(98,039)	(312,940)
OTHER INCOME AND (EXPENSE):
Foreign exchange gain (loss), net	(32,648)	19,372
Interest expense	(68,814)	(53,388)

	(101,462)	(34,016)

NET LOSS BEFORE INCOME TAXES	$(199,501)	$(346,956)
Provision for income taxes	(805)	(7,963)

NET LOSS	$(200,306)	$(354,919)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	89,371,320	88,783,108

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(200,306)	$(354,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,022	90,440
Bad debt expense	18,105	31,719
Stock-based compensation expense	32,664	102,971
Noncash advertising revenue	(90,000)	(90,000)
Noncash barter advertising expense	90,000	90,000
Changes in assets and liabilities:
Accounts receivable	(176,016)	(14,439)
Prepaid expenses	(2,613)	6,528
Deposits	733	3,191
Accounts payable and amounts due to related parties	341,773	348,971
Deferred revenue	(78,456)	(73,094)

Net cash provided by operating activities	67,906	141,368

INVESTING ACTIVITIES:
Purchase of fixed assets	(21,652)	(11,515)
Capitalized application software	(106,926)	(128,318)
Forward contract margin deposit	(33,750)	—

Net cash used in investing activities	(162,328)	(139,833)

Net increase (decrease) in cash	(94,422)	1,535
Cash and equivalents, beginning of period	536,624	357,316

Cash and equivalents, end of period	$442,202	$358,851

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2008 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 31, 2009.

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

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all our company’s operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Revenue recognition

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

e) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at March 31, 2009 and December 31, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Barter revenue earned	$90,000	$90,000
Advertising credits used	90,000	90,000

f) Property and equipment

	March 31, 2009	December 31, 2008
Computer equipment	$362,366	$341,674
Office furniture and equipment	64,512	64,079
Leasehold improvements	34,395	33,868
Capitalized application software	1,456,240	1,349,314

Total property and equipment	1,917,513	1,788,935
Less: accumulated depreciation	(912,717)	(782,242)

Property and equipment, net	$1,004,796	$1,006,693

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2009 and 2008, we capitalized $106,926 and $128,318 of costs, respectively, related to the development of new software applications after technological feasibility had been established. We also capitalized costs related to enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended March 31, 2009 and 2008, amortization expenses associated with the internally developed application software was $110,871 and $71,113 respectively. At March 31, 2009, the remaining book value of the capitalized application software was $711,759. Depreciation expense for equipment and leaseholds for the three months ended March 31, 2009 and 2008 was $19,604 and $17,780 respectively.

g) Intangible assets

	March 31, 2009	December 31, 2008
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	70,256	70,256
Domain names	10,652	10,652

	90,908	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit business unit	110,000	110,000

Total intangible assets	200,908	200,908
Less: accumulated amortization	(10,593)	(9,046)

Intangible assets, net	$190,315	$191,862

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. For the three months ended March 31, 2009 and 2008, amortization expense for amortized intangible assets was $1,547. In accordance with SFAS 142, we evaluate goodwill for impairment. Through March 31, 2009 we have not had any goodwill impairment.

h) Stock-based compensation

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2009 and 2008 was comprised as follows:

	Three months ended March 31,
	2009	2008
Sales and marketing	$13,845	$63,408
General and administrative	3,228	5,474
Software development	15,591	34,089

Total stock-based compensation	$32,664	$102,971

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2009 there was $147,126 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.06 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2009	2008
Expected dividend yield	n/a	—
Expected stock price volatility	n/a	98%
Risk-free interest rate	n/a	4%
Expected life of options	n/a	5.0
Weighted average fair value of options granted	n/a	$0.14

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

i) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $271,549 and $273,059 in software development costs during the three months ended March 31, 2009 and 2008, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

j) Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry forwards. Deferred tax expenses or recoveries result from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. For the three months ended March 31, 2009 and 2008, we recorded Canadian income tax expense of $805 and $7,963, respectively.

k) New accounting standards

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. SFAS 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, SFAS 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, SFAS 141R requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. SFAS 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R effective January 1, 2009. The adoption of SFAS 141R did not have an impact on our consolidated financial statements.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. SFAS 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of SFAS 160 effective January 1, 2009. The adoption of SFAS 160 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 effective January 1, 2009. See Note 3 b) for disclosures about our derivative instruments and hedging activities.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt SFAS 107-b and APB 28-a during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of SFAS 157-e during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of this Proposed Staff Position during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.

l) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net loss.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. FINANCIAL INSTRUMENTS

a) Fair value of financial instruments

SFAS No. 157 establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurement at Reporting Date Using
Description	Estimated Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,040	$51,040	$—	$—

Total Assets	$51,040	$51,040	$—	$—

Liabilities:
Forward Contracts, net (2)	$39,362	$—	$39,362	$—

Total Liabilities	$39,362	$—	$39,362	$—

(1)	Included in cash and equivalents
(2)	Included in accounts payable and accrued liabilities

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. The outstanding contracts as of March 31, 2009 had maturities ranging up to 11 months. We do not enter into foreign exchange forward contracts for trading purposes.

We account for derivatives and hedging activities in accordance with SFAS No. 133, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have chosen not to elect hedge accounting for these forward contracts; therefore, changes in fair value for these instruments are immediately recognized in earnings and included in our foreign exchange gain (loss). The fluctuations in the value of these forward contracts do, however, generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	March 31, 2009		December 31, 2008
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$2,050,000	$(39,362)	$1,375,000	$(2,728)

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had margin deposits totaling $102,500 and $68,750 related to forward contracts outstanding at March 31, 2009 and December 31, 2008, respectively.

4. RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Current	Non current	Current	Non current
Purchase of business unit	$125,603	$—	$125,200	$—
Computer hosting services	157,630	—	139,218	—
Office rent	356,231	—	327,659	—
Other	17,276	—	34,652	—
Loan	—	173,276	—	169,016
Lead generation services	—	654,720	—	638,621
Accrued salary	—	1,361,643	—	1,242,100

	$656,740	$2,189,639	$626,729	$2,049,737

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At March 31, 2009, the remaining loan balance due to Bravenet including accrued interest at 10% is $173,276.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At March 31, 2009, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $654,720 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as at March 31, 2009. At March 31, 2009, the balance due to Bravenet for the unpaid purchase price is $125,603 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At March 31, 2009, the balance due to Bravenet for unpaid computer hosting and maintenance services is $157,630. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At March 31, 2009, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at March 31, 2009, the balance due to Harrison for unpaid office rent is $356,231. This amount includes interest accrued at 10%.

At March 31, 2009, the Company owed $1,361,643 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

5. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at March 31, 2009 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the three month period ended March 31, 2009.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At March 31, 2009, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

There was no stock option and warrant activity for the three months ended March 31, 2009. As of March 31, 2009 there were a total of 13,727,803 options and warrants outstanding at a weighted average exercise price of $0.17.

The following table summarizes our non-vested stock option activity for the three months ended March 31, 2009:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2008	1,909,467	$0.19

Granted during the period	—	n/a
Vested during the period	(491,101)	$0.19
Forfeited during the period	—	n/a
Non-vested stock options and warrants at

March 31, 2009	1,418,366	$0.19

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.05-0.10	5,300,000	1.18	$0.08	5,300,000	$0.08
$0.11-0.30	6,927,803	6.46	$0.19	5,509,437	$0.19
$0.31-0.50	1,500,000	2.12	$0.40	1,500,000	$0.40

As at March 31, 2009 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2009 the options and warrants outstanding had no intrinsic value. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

d) Loss per share

The basic and diluted net loss per share was $(0.00) per share for the three months ended March 31, 2009 and 2008. Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive were 13,727,803 and 14,177,803, respectively, for the three months ended March 31, 2009 and 2008.

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended March 31,
	2009	2008
Cash paid for
Interest	$1,155	$2,257

Cash received for
Interest	$48	$1,647

Cash paid for taxes	$—	$—

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report of Form 10-K for the year ended December 31, 2008 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and it predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client web pages for seamless integration with existing content.

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

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to three years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to three years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

Business environment and trends

In recent months, global markets have been negatively impacted by a variety of factors, and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions. We expect these trends to continue throughout 2009, which may affect our growth rate and operating results.

Plan of operation

Our plan of operation for remainder of 2009 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.

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

Results of Operations

Revenue

	Three months ended March 31,
	2009	2008	Change ($)	Change (%)
Licensing revenue	$1,910,824	$1,687,675	$223,149	13%

Licensing revenue has increased 13% when comparing the three months ended March 31, 2009 and 2008. This increase reflects sales growth for both our Interactive Content and Data Applications and our Portfolio Management Systems.

We have continued to expand our line of Interactive Content and Data Applications, which includes XML market data feeds. This resulted in a $93,271 (8%) increase in Interactive Content and Data Application revenue when comparing the three months ended March 31, 2009 and 2008. The number of Quotestream subscribers and the average subscription revenue per user increased during the period, resulting in a $129,878 (23%) increase in Portfolio Management System revenue when comparing the three months ended March 31, 2009 and 2008. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue”, whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 for the three months ended March 31, 2009 and 2008.

Cost of Revenue and Gross Profit Summary

	Three months ended March 31,
	2009	2008	Change ($)	Change (%)
Cost of revenue	$786,365	$716,532	$69,833	10%
Gross profit	$1,124,459	$971,143	$153,316	16%
Gross margin %	59%	58%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 10% when comparing the three months ended March 31, 2009 and 2008. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs. We also incurred increases in variable stock exchange fees resulting from the growth in the number of clients from the comparable period.

Overall, the cost of revenue decreased slightly as a percentage of sales, as evidenced by our gross margin percentage which has increased to 59% for the three months ended March 31, 2009 from 58% in the comparative period in 2008.

Operating Expenses Summary

	Three months ended March 31,
	2009	2008	Change ($)	Change (%)
Sales and marketing	$448,555	$532,789	$(84,234)	(16)%
General and administrative	502,394	478,235	24,159	5%
Software development	271,549	273,059	(1,510)	(1)%

Total operating expenses	$1,222,498	$1,284,083	$(61,585)	(5)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $84,234 (16%) for the three months ended March 31, 2009 when compared to same period in 2008. The decrease from the comparative period is due to a decrease in stock-based compensation and salary expense for sales personnel. The decrease in salary expense is due to the depreciation from the comparative period of the Canadian dollar compared to the U.S. dollar, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense is $90,000 in non-cash advertising costs incurred in the three months ended March 31, 2009 and 2008. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $24,159 (5%) for the three months ended March 31, 2009 when compared to fiscal 2008. The increase is primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $1,510 (1%) for three months ended March 31, 2009 when compared to fiscal 2008. The decrease was due to a decrease in stock-based compensation expense related to stock options granted to development personnel and a decrease in capitalized software development costs. This was offset by an increase in salary expense for software development personnel.

We capitalized $106,926 of development costs for the quarter ended March 31, 2009, compared to $128,318 for the same period in 2008. These costs relate to the development of application software used by subscribers to access, manage and analyze information in our databases. Capitalized costs associated with application software are amortized over three years which is their estimated economic life.

Salary expense for software development personnel increased from the comparative periods due to competitive salary adjustments made for existing employees, and added new software development personnel. Additional software development personnel were required to develop our next generation Quotestream and Quotestream Professional products, as well as our new and upgraded versions of our Web-based applications and market data feeds. The increase in salary expense for development personnel was mitigated by the depreciation from the comparative period of the Canadian dollar compared to the U.S. dollar, as salary expenses for development personnel are incurred primarily in Canadian dollars.

Other Income and (Expense) Summary

	Three months ended March 31,
	2009	2008
Foreign exchange gain (loss)	$(32,648)	$19,372
Interest expense	(68,814)	(53,388)

Total other income and (expenses)	$(101,462)	$(34,016)

Foreign Exchange Gain (Loss)

We recognized a foreign exchange loss of $32,648 for the three months ended March 31, 2009, compared to a foreign exchange gain of $19,372 in the same period in 2008. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for foreign exchange forward contracts is also included in foreign exchanges gains and losses. We incurred a loss of $36,634 for the three months ended March 31, 2009 resulting from the change in fair value for foreign exchange forward contracts. This was partially offset by a gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The re-measurement gain was due to an increase in the value of the U.S. dollar relative to the Canadian dollar when comparing the exchange rate at December 31, 2008 to March 31, 2009, as we have net Canadian dollar liability at March 31, 2009.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2009 due to additional borrowings compared to the same period in 2008. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three months ended March 31, 2009 and 2008, the Company recorded Canadian income tax expense of $805 and $7,963, respectively.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2009 was $(200,306) or $(0.00) per share compared to a net loss of $(354,919) or $(0.00) per share for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our cash totaled $442,202 at March 31, 2009, as compared with $536,624 at December 31, 2008, a decrease of $94,422. Net cash of $67,906 was provided by operations for the three months ended March 31, 2009, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period and the increase in accounts receivable. Net cash used in investing activities for the three months ended March 31, 2009 was $162,328 resulting from capitalized application software costs, the purchase of new computer equipment, and an increase in forward contract margin deposits. There were no financing activities for the three month period ended March 31, 2009.

Our current liabilities include $656,740 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $368,790 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2009 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: May 14, 2009

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)