Form 10-Q
period 2009-06-30
QUOTEMEDIA  INC
filed 2009-08-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Registrant has 89,371,320 shares of common stock outstanding as at August 6, 2009.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2009

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$431,460	$536,624
Accounts receivable, net	403,376	317,990
Forward contract margin deposit	76,250	68,750
Prepaid expenses	290,789	281,929
Other current assets	159,965	52,231

Total current assets	1,361,840	1,257,524
Deposits	23,978	22,998
Property and equipment, net	1,043,020	1,006,693
Intangible assets	188,768	191,862

Total assets	$2,617,606	$2,479,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,003,850	$939,387
Deferred revenue	398,622	447,246
Current portion of amounts due to related parties	775,103	626,729

Total current liabilities	2,177,575	2,013,362

Long-term portion of amounts due to related parties	2,333,069	2,049,737
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,476,968	8,384,859
Accumulated deficit	(10,459,378)	(10,058,253)

Total stockholders’ deficit	(1,893,038)	(1,584,022)

Total liabilities and stockholders’ deficit	$2,617,606	$2,479,077

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE	$1,836,736	$1,724,396	$3,747,560	$3,412,071
Cost of revenue	816,624	748,420	1,602,989	1,464,952

Gross profit	1,020,112	975,976	2,144,571	1,947,119
OPERATING EXPENSES:
Sales and marketing	478,600	595,948	927,155	1,128,737
General and administrative	515,698	419,504	1,018,092	897,739
Software development	250,102	244,875	521,651	517,934

	1,244,400	1,260,327	2,466,898	2,544,410

OPERATING LOSS	(224,288)	(284,351)	(322,327)	(597,291)
OTHER INCOME AND (EXPENSE):
Foreign exchange gain (loss), net	98,092	(10,579)	65,444	8,793
Interest expense	(73,769)	(59,895)	(142,583)	(113,283)

	24,323	(70,474)	(77,139)	(104,490)

NET LOSS BEFORE INCOME TAXES	(199,965)	(354,825)	(399,466)	(701,781)
Provision for income taxes	(854)	(5,933)	(1,659)	(13,896)

NET LOSS	(200,819)	(360,758)	(401,125)	(715,677)

LOSS PER SHARE:
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	89,371,320	88,972,419	89,371,320	88,877,763

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(401,125)	$(715,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	271,647	192,715
Bad debt expense	52,480	39,740
Stock-based compensation expense	92,109	273,354
Noncash advertising revenue	(180,000)	(180,000)
Noncash barter advertising expense	180,000	180,000
Changes in assets and liabilities:
Accounts receivable	(137,866)	(70,156)
Prepaid expenses	(8,860)	(16,321)
Other current assets	(107,734)	(3,520)
Deposits	(980)	(34,249)
Accounts payable and amounts due to related parties	496,169	678,662
Deferred revenue	(48,624)	32,880

Net cash provided by operating activities	207,216	377,428

INVESTING ACTIVITIES:
Purchase of fixed assets	(49,080)	(31,502)
Capitalized application software	(255,800)	(267,528)
Forward contract margin deposit	(7,500)	—

Net cash used in investing activities	(312,380)	(299,030)

Financing activities:
Proceeds from exercise of stock options	—	27,500

Net cash provided by financing activities	—	27,500

Net increase (decrease) in cash	(105,164)	105,898
Cash and equivalents, beginning of period	536,624	357,316

Cash and equivalents, end of period	$431,460	$463,214

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

e) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue,” whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at June 30, 2009 and December 31, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Barter revenue earned	$90,000	$90,000	$180,000	$180,000
Advertising credits used	90,000	90,000	180,000	180,000

f) Property and equipment

	June 30, 2009	December 31, 2008
Computer equipment	$389,523	$341,674
Office furniture and equipment	64,783	64,079
Leasehold improvements	34,395	33,868
Capitalized application software	1,605,114	1,349,314

Total property and equipment	2,093,815	1,788,935
Less: accumulated depreciation	(1,050,795)	(782,242)

Property and equipment, net	$1,043,020	$1,006,693

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three and six months ended June 30, 2009, we capitalized $148,874 and $255,800 of costs, respectively, related to the development of new software applications after technological feasibility had been established. We also capitalized costs related to enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended June 30, 2009 and 2008, amortization expenses associated with the internally developed application software was $116,160 and $81,967 respectively. For the six months ended June 30, 2009 and 2008, amortization expenses associated with the internally developed application software was $227,031 and $153,080 respectively. At June 30, 2009, the remaining book value of the capitalized application software was $804,473. Depreciation expense for equipment and leaseholds for the three months ended June 30, 2009 and 2008 was $21,918 and $18,762 respectively. Depreciation expense for equipment and leaseholds for the six months ended June 30, 2009 and 2008 was $41,522 and $36,541 respectively.

g) Intangible assets

	June 30, 2009	December 31, 2008
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	70,256	70,256
Domain names	10,652	10,652

	90,908	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	110,000

Total intangible assets	200,908	200,908
Less: accumulated amortization	(12,140)	(9,046)

Intangible assets, net	$188,768	$191,862

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. For the three months ended June 30, 2009 and 2008, amortization expense for amortized intangible assets was $1,547. For the six months ended June 30, 2009 and 2008, amortization expense for amortized intangible assets was $3,094. In accordance with SFAS 142, we evaluate goodwill for impairment. Through June 30, 2009 we have not had any goodwill impairment.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2009 and 2008 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales and marketing	$32,705	$131,480	$46,550	$194,888
General and administrative	5,484	4,814	8,712	10,288
Software development	21,256	34,089	36,847	68,178

Total stock-based compensation	$59,445	$170,383	$92,109	$273,354

At June 30, 2009 there was $114,462 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.01 years.

We calculate the fair value of stock options granted under the provisions of FAS No. 123R using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected dividend yield	—	—	—	—
Expected stock price volatility	214%	98%	214%	103%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	2.6 years	5.0 years	2.6 years	5.2 years
Weighted average fair value of options granted	$0.06	$0.14	$0.06	$0.14

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

i) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $250,102 and $244,875 in software development costs during the three months ended June 30, 2009 and 2008, respectively. The Company expensed $521,651 and $517,934 in software development costs during the six months ended June 30, 2009 and 2008, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

j) Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry-forwards. Deferred tax expenses or recoveries result from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. For the three months ended June 30, 2009 and 2008, we recorded Canadian income tax expense of $854 and $5,933, respectively. For the six months ended June 30, 2009 and 2008, we recorded Canadian income tax expense of $1,659 and $13,896, respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 effective January 1, 2009. See Note 3 b) for disclosures about our derivative instruments and hedging activities.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted SFAS 107-b and APB 28-a during second quarter 2009. See Note 3 a) for disclosures about the fair value of our financial instruments. The adoption of this guidance did not have a significant impact on our financial position, cash flows, or disclosures.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” We adopted the provisions of SFAS 157-e during second quarter 2009. See Note 3 a) for disclosures about the fair value of our fair value instruments. The adoption of this guidance did not have a significant impact on our financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary and modifies the presentation and disclosures surrounding such instruments. We adopted the provisions of this Proposed Staff Position during second quarter 2009. The adoption of this guidance did not have a significant impact on our financial position, cash flows, or disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 for the period ending June 30, 2009, which did not have an impact on our financial position or results of operations.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

l) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net loss.

3. FINANCIAL INSTRUMENTS

a) Fair value of financial instruments

SFAS No. 157 establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurement at Reporting Date Using
Description	Estimated Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,040	$51,040	$—	$—
Forward Contracts, net (2)	94,164	—	94,164	—

Total Assets	$145,204	$51,040	$94,164	$—

(1)	Included in cash and equivalents
(2)	Included in other current assets

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. The outstanding contracts as of June 30, 2009 had maturities ranging up to 8 months. We do not enter into foreign exchange forward contracts for trading purposes.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	June 30, 2009		December 31, 2008
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$1,525,000	$94,164	$1,375,000	$(2,728)

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had margin deposits totaling $76,250 and $68,750 related to forward contracts outstanding at June 30, 2009 and December 31, 2008, respectively.

4. RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Current	Non current	Current	Non current
Purchase of business unit	$139,196	$—	$125,200	$—
Computer hosting services	194,105	—	139,218	—
Office rent	424,526	—	327,659	—
Other	17,276	—	34,652	—
Loan	—	177,644	—	169,016
Lead generation services	—	671,225	—	638,621
Accrued salary	—	1,484,200	—	1,242,100

	$775,103	$2,333,069	$626,729	$2,049,737

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At June 30, 2009, the remaining loan balance due to Bravenet including accrued interest at 10% is $177,644.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At June 30, 2009, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $671,225 including accrued interest at 10% per annum.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as at June 30, 2009. At June 30, 2009, the balance due to Bravenet for the unpaid purchase price is $139,196 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At June 30, 2009, the balance due to Bravenet for unpaid computer hosting and maintenance services is $194,105. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At June 30, 2009, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at June 30, 2009, the balance due to Harrison for unpaid office rent is $424,526. This amount includes interest accrued at 10%.

At June 30, 2009, the Company owed $1,484,200 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

5. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at June 30, 2009 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the three month period ended June 30, 2009.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At June 30, 2009, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the six months ended June 30, 2009:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2008	13,727,803	$0.17

Granted under company stock option plan	3,365,000	$0.07
Warrants granted	6,552,803	$0.07
Stock options exercised	—	n/a
Warrants exercised	—	n/a
Stock options forfeited/expired	(3,365,000)	$0.19
Warrants forfeited/expired	(6,552,803)	$0.15

Outstanding at June 30, 2009	13,727,803	$0.11

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes our non-vested stock option activity for the six months ended June 30, 2009:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2008	1,909,467	$0.19
Granted during the period	4,722,803	$0.07
Vested during the period	(4,614,039)	$0.09
Forfeited during the period	(1,090,965)	$0.19
Non-vested stock options and warrants at

June 30, 2009	927,266	$0.07

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.05-0.10	12,217,803	3.92	$0.07	11,290,537	$0.07
$0.11-0.30	10,000	7.79	$0.19	10,000	$0.19
$0.31-0.50	1,500,000	1.87	$0.40	1,500,000	$0.40

On May 21, 2009, the Company’s Board of Directors and Compensation Committee authorized a reduction of the exercise price of a total of 9,917,803 stock options and warrants granted to employees and directors who held options or warrants with exercise prices greater than $0.07. The new exercise price for those options and warrants were fixed at $0.07 per share, which was the market price of the Company’s Common Stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. The repricing of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $26,781 that was recognized in May 2009.

As at June 30, 2009 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2009 the aggregate intrinsic value of options and warrants outstanding was $122,178, and the aggregate intrinsic value of options and warrants exercisable was $111,905. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

d) Loss per share

The basic and diluted net loss per share was $(0.00) per share for the three months ended June 30, 2009 and 2008. The basic and diluted net loss per share was $(0.00) and $(0.01) per share for the six months ended June 30, 2009 and 2008, respectively. There were 13,727,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2009 and 2008 because they were anti-dilutive.

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Six months ended June 30,
	2009	2008
Cash paid for
Interest	$1,171	$6,192

Cash received for
Interest	$48	$2,706

Cash paid for taxes	$—	$—

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through August 14, 2009, the date that these financial statements were issued.

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

Plan of operation

Our plan of operation for the remainder of 2009 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.

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

Results of Operations

Revenue

	2009	2008	Change ($)	Change (%)

Three months ended June 30,

Licensing revenue	$1,836,736	$1,724,396	$112,340	7%

Six months ended June 30,

Licensing revenue	$3,747,560	$3,412,071	$335,489	10%

Licensing revenue has increased 7% and 10% when comparing the three and six months ended June 30, 2009 and 2008. The increases are primarily a result of sales growth from licensing our Portfolio Management Systems.

The number of Quotestream subscribers and the average subscription revenue per user increased during the periods, resulting in a $172,309 (66%) and $302,188 (53%) increase in Portfolio Management System revenue when comparing the three and six months ended June 30, 2009 and 2008. Our low cost base of development and operation has allowed us to maintain very competitive pricing which has attracted new customers looking for more cost efficient portfolio management systems. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $180,000 for the three and six months ended June 30, 2009 and 2008.

New sales of our Interactive Content and Data Applications have been offset by the loss of some of our existing clients who as a result of the current economic downturn have either reduced their spending or have ceased operations altogether. As a result, Interactive Content and Data Application revenue growth has been relatively flat during the three and six months ended June 30, 2009.

Interactive Content and Data Application revenue decreased $59,969 (5%) when comparing the three months ended June 30, 2009 and 2008, and increased $33,302 (1%) when comparing the six months ended June 30, 2009 and 2008.

Cost of Revenue and Gross Profit Summary

	2009	2008	Change ($)	Change (%)

Three months ended June 30,

Cost of revenue	$816,624	$748,420	$68,204	9%
Gross profit	$1,020,112	$975,976	$44,136	5%
Gross margin %	56%	57%

Six months ended June 30,

Cost of revenue	$1,602,989	$1,464,952	$138,037	9%
Gross profit	$2,144,571	$1,947,119	$197,452	10%
Gross margin %	57%	57%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 9% when comparing the three and six months ended June 30, 2009 and 2008. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs. We also incurred increases in variable stock exchange fees resulting from the growth in the number of clients from the comparable period.

Overall, the cost of revenue remained relatively unchanged as a percentage of sales, as evidenced by our gross margin percentage which has decreased slightly to 56% for the three months ended June 30, 2009 from 57% in the comparative period in 2008. Gross margin percentage remained unchanged at 57% for the six months ended June 30, 2009 and 2008.

Operating Expenses Summary

	2009	2008	Change ($)	Change (%)

Three months ended June 30,

Sales and marketing	$478,600	$595,948	$(117,348)	(20)%
General and administrative	515,698	419,504	96,194	23%
Software development	250,102	244,875	5,227	2%

Total operating expenses	$1,244,400	$1,260,327	$(15,927)	(1)%

	2009	2008	Change ($)	Change (%)

Six months ended June 30,

Sales and marketing	$927,155	$1,128,737	$(201,582)	(18)%
General and administrative	1,018,092	897,739	120,353	13%
Software development	521,651	517,934	3,717	1%

Total operating expenses	$2,466,898	$2,544,410	$(77,512)	(3)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $117,348 (20%) and $201,582 (18%) for the three and six months ended June 30, 2009 when compared to same periods in 2008. The decrease from the comparative periods is due to a decrease in stock-based compensation and salary expense for sales personnel. The decrease in salary expense is due to the depreciation from the comparative periods of the Canadian dollar compared to the U.S. dollar, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense is $90,000 and $180,000 in non-cash advertising costs incurred in the three and six months ended June 30, 2009 and 2008. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $96,194 (23%) and $120,353 (13%) for the three and six months ended June 30, 2009 when compared to fiscal 2008. The increase is primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $5,227 (2%) and $3,717 (1%) for three and six months ended June 30, 2009 when compared to fiscal 2008. The increases were due to an increase in salary expense for software development personnel, offset by a decrease in stock-based compensation expense related to stock options granted to development personnel.

We capitalized $148,874 and $255,800 of development costs for the three and six months ended June 30, 2009, compared to $139,210 and $267,529 for the same periods in 2008. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Salary expense for software development personnel increased from the comparative periods due to competitive salary adjustments made for existing employees and additional new software development personnel. Additional software development personnel were required to develop our next generation Quotestream and Quotestream Professional products, as well as our new and upgraded versions of our Web-based applications and market data feeds. The increase in salary expense for development personnel was mitigated by the depreciation from the comparative periods of the Canadian dollar compared to the U.S. dollar, as salary expenses for development personnel are incurred primarily in Canadian dollars.

Other Income and (Expense) Summary

	2009	2008

Three months ended June 30,

Foreign exchange gain (loss)	$98,092	$(10,579)
Interest expense	(73,769)	(59,895)

Total other income and (expenses)	$24,323	$(70,474)

Six months ended June 30,

Foreign exchange gain (loss)	$65,444	$8,793
Interest expense	(142,583)	(113,283)

Total other income and (expenses)	$77,139)	$(104,490)

Foreign Exchange Gain (Loss)

We recognized a foreign exchange gain of $98,092 and $65,444 for the three and six month periods ended June 30, 2009, compared to a foreign exchange loss of $10,579 and a foreign exchange gain of $8,793 for the same periods in 2008. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for foreign exchange forward contracts is also included in foreign exchanges gains and losses. The foreign exchange gains for the three and six month periods ended June 30, 2009 resulted from the change in the fair value of our foreign exchange forward contracts. This was partially offset by a loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The re-measurement loss was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar when comparing the exchange rate at December 31, 2008 to June 30, 2009, as we have net Canadian dollar liability at June 30, 2009.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six months ended June 30, 2009 due to additional borrowings compared to the same period in 2008. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three months ended June 30, 2009 and 2008, the Company recorded Canadian income tax expense of $854 and $5,933, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded Canadian income tax expense of $1,659 and $13,896, respectively.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2009 was $(200,819) or $(0.00) per share compared to a net loss of $(360,758) or $(0.00) per share for the three months ended June 30, 2008. The net loss for the six months ended June 30, 2009 was $(401,125) or $(0.00) per share compared to a net loss of $(715,677) or $(0.01) per share for the three months ended June 30, 2008.

Liquidity and Capital Resources

Our cash totaled $431,160 at June 30, 2009, as compared with $536,624 at December 31, 2008, a decrease of $105,464. Net cash of $207,216 was provided by operations for the six months ended June 30, 2009, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period and the increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2009 was $312,380 resulting from capitalized application software costs, the purchase of new computer equipment, and an increase in forward contract margin deposits. There were no financing activities for the six month period ended June 30, 2009.

Our current liabilities include $775,103 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $398,622 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2009 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: Aug 14, 2009

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)