Form 10-Q
period 2009-09-30
QUOTEMEDIA  INC
filed 2009-11-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 89,371,320 shares of common stock outstanding as at November 6, 2009.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2009

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets

Current assets:
Cash and equivalents	$440,231	$536,624
Accounts receivable, net	497,757	317,990
Forward contract margin deposit	48,750	68,750
Prepaid expenses	285,754	281,929
Other current assets	201,992	52,231

Total current assets	1,474,484	1,257,524

Deposits	25,450	22,998
Property and equipment, net	1,104,933	1,006,693
Intangible assets	187,221	191,862

Total assets	$2,792,088	$2,479,077

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$988,166	$939,387
Deferred revenue	435,726	447,246
Current portion of amounts due to related parties	901,476	626,729

Total current liabilities	2,325,368	2,013,362

Long-term portion of amounts due to related parties	2,480,114	2,049,737

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,511,977	8,384,859
Accumulated deficit	(10,614,743)	(10,058,253)

Total stockholders’ deficit	(2,013,394)	(1,584,022)

Total liabilities and stockholders’ deficit	$2,792,088	$2,479,077

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$1,910,884	$1,888,279	$5,658,444	$5,300,350
Cost of revenue	827,255	802,757	2,430,244	2,267,709

Gross profit	1,083,629	1,085,522	3,228,200	3,032,641

Operating expenses:
Sales and marketing	455,612	458,668	1,382,767	1,587,405
General and administrative	501,880	472,664	1,519,972	1,370,403
Software development	253,468	249,538	775,119	767,472

	1,210,960	1,180,870	3,677,858	3,725,280

Operating loss	(127,331)	(95,348)	(449,658)	(692,639)

Other income and (expense):
Foreign exchange gain, net	52,634	11,653	118,078	20,446
Interest expense	(80,190)	(61,388)	(222,773)	(174,671)

	(27,556)	(49,735)	(104,695)	(154,225)

Loss before income taxes	(154,887)	(145,083)	(554,353)	(846,864)
Provision for income taxes	(478)	(8,790)	(2,137)	(22,686)

Net loss	$(155,365)	$(153,873)	$(556,490)	$(869,550)

Loss per share:
Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding:
Basic and diluted	89,371,320	89,371,320	89,371,320	89,043,483

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2009	2008
Operating activities:

Net loss	$(556,490)	$(869,550)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	420,379	308,406
Bad debt expense	68,301	64,190
Stock-based compensation expense	127,118	334,011
Noncash advertising revenue	(270,000)	(270,000)
Noncash barter advertising expense	270,000	270,000
Changes in assets and liabilities:
Accounts receivable	(248,068)	(297,282)
Prepaid expenses	(3,825)	(13,982)
Other current assets	(149,761)	—
Deposits	(2,452)	(17,546)
Accounts payable and amounts due to related parties	753,903	854,249
Deferred revenue	(11,520)	16,950

Net cash provided by operating activities	397,585	379,446

Investing activities:

Purchase of fixed assets	(111,752)	(82,648)
Capitalized application software	(402,226)	(417,466)
Forward contract margin deposit	20,000	—

Net cash used in investing activities	(493,978)	(500,114)

Financing activities:

Proceeds from exercise of stock options	—	27,500

Net cash provided by financing activities	—	27,500

Net decrease in cash	(96,393)	(93,168)
Cash and equivalents, beginning of period	536,624	357,316

Cash and equivalents, end of period	$440,231	$264,148

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

e) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue,” whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at September 30, 2009 and December 31, 2008, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Barter revenue earned	$90,000	$90,000	$270,000	$270,000
Advertising credits used	90,000	90,000	270,000	270,000

f) Property and equipment

	September 30, 2009	December 31, 2008
Computer equipment	$450,943	$341,674
Office furniture and equipment	64,783	64,079
Leasehold improvements	35,647	33,868
Capitalized application software	1,751,540	1,349,314

Total property and equipment	2,302,913	1,788,935
Less: accumulated depreciation	(1,197,980)	(782,242)

Property and equipment, net	$1,104,933	$1,006,693

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three and nine months ended September 30, 2009, we capitalized $146,426 and $402,226 of costs, respectively, related to the development of new software applications after technological feasibility had been established. We also capitalized costs related to enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended September 30, 2009 and 2008, amortization expenses associated with the internally developed application software was $122,062 and $93,771 respectively. For the nine months ended September 30, 2009 and 2008, amortization expenses associated with the internally developed application software was $349,093 and $246,851 respectively. At September 30, 2009, the remaining book value of the capitalized application software was $828,837. Depreciation expense for equipment and leaseholds for the three months ended September 30, 2009 and 2008 was $25,123 and $20,372 respectively. Depreciation expense for equipment and leaseholds for the nine months ended September 30, 2009 and 2008 was $66,645 and $56,914 respectively.

g) Intangible assets

	September 30, 2009	December 31, 2008
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	70,256	70,256
Domain names	10,652	10,652

	90,908	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	110,000

Total intangible assets	200,908	200,908
Less: accumulated amortization	(13,687)	(9,046)

Intangible assets, net	$187,221	$191,862

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. For the three months ended September 30, 2009 and 2008, amortization expense for amortized intangible assets was $1,547. For the nine months ended September 30, 2009 and 2008, amortization expense for amortized intangible assets was $4,641. We evaluate goodwill for impairment in accordance to Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through September 30, 2009 we have not had any goodwill impairment.

h) Stock-based compensation

FASB ASC 718, Stock Compensation requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2009 and 2008 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales and marketing	$15,025	$22,284	$61,575	$217,172
General and administrative	3,213	4,284	11,925	14,572
Software development	16,771	34,089	53,618	102,267

Total stock-based compensation	$35,009	$60,657	$127,118	$334,011

At September 30, 2009 there was $81,813 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.41 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected dividend yield	—	n/a	—	—
Expected stock price volatility	223%	n/a	215%	103%
Risk-free interest rate	4%	n/a	4%	4%
Expected life of options	5.0 years	n/a	2.6 years	5.2 years
Weighted average fair value of options granted	$0.06	n/a	$0.06	$0.14

Expected volatility is based on the historical volatility of the Company’s share price in the period prior to option grant equivalent to the expected life of the options. The expected term is determined under the “simplified” method and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

i) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $253,468 and $249,538 in software development costs during the three months ended September 30, 2009 and 2008, respectively. The Company expensed $775,119 and $767,472 in software development costs during the nine months ended September 30, 2009 and 2008, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

j) Income taxes

Income taxes are provided in accordance with FASB ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry-forwards. Deferred tax expenses or recoveries result from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. For the three months ended September 30, 2009 and 2008, we recorded Canadian income tax expense of $478 and $8,790, respectively. For the nine months ended September 30, 2009 and 2008, we recorded Canadian income tax expense of $2,137 and $22,686, respectively.

k) Accounting Pronouncements

Recently Adopted Accounting Guidance

On January 1, 2008, we adopted certain provisions of Accounting Standards Codification (“ASC”) topic 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies when another portion of the codification requires or permits assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not require any new fair value measurements. On January 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements. See Note 3 a) for disclosures about the fair value of our financial instruments.

On January 1, 2009, we adopted ASC topic 805 (formerly SFAS No. 141R, Business Combinations). ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements are recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies are also typically recognized at their acquisition date fair values. In subsequent periods, contingent liabilities are measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The adoption of ASC 805 did not impact our consolidated financial statements.

On January 1, 2009, we adopted ASC sub-topic 810-10 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The adoption of ASC 810-10 did not impact our consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On January 1, 2009, we adopted ASC subtopic 815-10-50 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815-10-50 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815-10-50 did not materially impact our consolidated financial statements. See Note 3 b) for disclosures about our derivative instruments and hedging activities.

During the second quarter of 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC topic 825 to interim periods. The adoption of this guidance did not materially impact our consolidated financial statements. See Note 3 a) for disclosures about the fair value of our financial instruments.

During the second quarter of 2009, we adopted ASC topic 855 (formerly SFAS No. 165, Subsequent Events), on a prospective basis. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact our consolidated financial statements. We have evaluated subsequent events through the time that we filed our financial statements on November 12, 2009.

During the third quarter of 2009, we adopted ASC topic 105 (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles), which establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. We now use the new guidelines and numbering system prescribed by the Codification when referring to GAAP. As the Codification does not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Guidance

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

l) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net loss.

3. FINANCIAL INSTRUMENTS

a) Fair value of financial instruments

FASB ASC 820, Fair Value Measurements and Disclosures establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 consistent with the fair value hierarchy provisions of FASB ASC 820:

		Fair Value Measurement at Reporting Date Using
Description	Estimated Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,040	$51,040	$—	$—
Forward Contracts, net (2)	126,365	—	126,365	—

Total Assets	$177,405	$51,040	$126,365	$—

(1)	Included in cash and equivalents
(2)	Included in other current assets

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. The outstanding contracts as of September 30, 2009 had maturities ranging up to 5 months. We do not enter into foreign exchange forward contracts for trading purposes.

We account for derivatives and hedging activities in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	September 30, 2009		December 31, 2008
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$975,000	$126,365	$1,375,000	$(2,728)

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had margin deposits totaling $48,750 and $68,750 related to forward contracts outstanding at September 30, 2009 and December 31, 2008, respectively.

4. RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Current	Non current	Current	Non current
Purchase of business unit	$151,889	$—	$125,200	$—
Computer hosting services	232,472	—	139,218	—
Office rent	476,019	—	327,659	—
Other	41,096	—	34,652	—
Loan	—	182,122	—	169,016
Lead generation services	—	688,146	—	638,621
Accrued salary	—	1,609,846	—	1,242,100

	$901,476	$2,480,114	$626,729	$2,049,737

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At September 30, 2009, the remaining loan balance due to Bravenet including accrued interest at 10% is $182,122.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At September 30, 2009, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $688,146 including accrued interest at 10% per annum.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as at September 30, 2009. At September 30, 2009, the balance due to Bravenet for the unpaid purchase price is $151,889 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At September 30, 2009, the balance due to Bravenet for unpaid computer hosting and maintenance services is $232,472. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At September 30, 2009, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at September 30, 2009, the balance due to Harrison for unpaid office rent is $476,019. This amount includes interest accrued at 10%.

At September 30, 2009, the Company owed $1,609,846 to an officer of the Company for accrued salary. This amount includes interest accrued at 10%.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

5. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at September 30, 2009 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the three or nine month period ended September 30, 2009.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At September 30, 2009, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the nine months ended September 30, 2009:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2008	13,727,803	$0.17

Granted under company stock option plan	3,405,000	$0.07
Warrants granted	6,552,803	$0.07
Stock options exercised	—	n/a
Warrants exercised	—	n/a
Stock options forfeited/expired	(3,365,000)	$0.19
Warrants forfeited/expired	(7,552,803)	$0.18

Outstanding at September 30, 2009	12,767,803	$0.08

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2009:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2008	1,909,467	$0.19
Granted during the period	4,722,803	$0.07
Vested during the period	(5,105,138)	$0.09
Forfeited during the period	(1,090,965)	$0.19

Non-vested stock options and warrants at September 30, 2009	436,167	$0.07

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.05-0.10	12,257,803	3.69	$0.07	11,821,636	$0.07
$0.11-0.30	10,000	7.54	$0.19	10,000	$0.19
$0.31-0.50	500,000	5.13	$0.40	500,000	$0.40

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

As at September 30, 2009 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2009 the options and warrants outstanding have no intrinsic value. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

d) Loss per share

The basic and diluted net loss per share was $(0.00) per share for the three months ended September 30, 2009 and 2008. The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the nine months ended September 30, 2009 and 2008, respectively. There were 13,767,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2009 and 2008 because they were anti-dilutive.

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Nine months ended September 30,
	2009	2008
Cash paid for Interest	$1,708	$7,352

Cash received for Interest	$48	3,612

Cash paid for taxes	$—	$—

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through November 12, 2009, the date that these financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008 and other reports filed from time to time with the SEC.

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

We have three general product lines: Data Feed Services, Interactive Content and Data Applications, and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution to be offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide.

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

Results of Operations

Revenue	2009	2008	Change ($)	Change (%)
Three months ended September 30,
Licensing revenue	$1,910,884	$1,888,279	$22,605	1%

Nine months ended September 30,
Licensing revenue	$5,658,444	$5,300,350	$358,094	7%

Licensing revenue has increased 1% and 7% when comparing the three and nine months ended September 30, 2009 and 2008. The increases are a result of sales growth from licensing our Portfolio Management Systems.

The number of Quotestream subscribers increased during the periods, resulting in a $296,764 (55%) and $598,952 (36%) increase in Portfolio Management System revenue when comparing the three and nine months ended September 30, 2009 and 2008. Our low cost base of development and operation has allowed us to maintain very competitive pricing which has attracted new customers looking for more cost efficient portfolio management systems. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $270,000 for the three and nine months ended September 30, 2009 and 2008.

Interactive Content and Data Application revenue has been impacted by the loss of clients who as a result of the current economic downturn have either reduced their spending or have ceased operations altogether. As a result, Interactive Content and Data Application revenue decreased $274,161 (20%) and $240,859 (7%) when comparing the three and nine months ended September 30, 2009 and 2008.

Cost of Revenue and Gross Profit Summary

	2009	2008	Change ($)	Change (%)
Three months ended September 30,
Cost of revenue	$827,255	$802,757	$24,498	3%
Gross profit	$1,083,629	$1,085,522	$(1,893)	0%
Gross margin %	57%	57%

Nine months ended September 30,
Cost of revenue	$2,430,244	$2,267,709	$162,535	7%
Gross profit	$3,228,200	$3,032,641	$195,559	6%
Gross margin %	57%	57%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 3% and 7% when comparing the three and nine months ended September 30, 2009 and 2008. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs. We also incurred increases in variable stock exchange fees resulting from the growth in the number of clients from the comparable period.

Overall, the cost of revenue remained unchanged as a percentage of sales, as evidenced by our gross margin percentage which remained unchanged at 57% for the three and nine month periods ended September 30, 2009 and 2008.

Operating Expenses Summary

	2009	2008	Change ($)	Change (%)
Three months ended September 30,
Sales and marketing	$455,612	$458,668	$(3,056)	(1)%
General and administrative	501,880	472,664	29,216	6%
Software development	253,468	249,538	3,930	2%

Total operating expenses	$1,210,960	$1,180,870	$30,090	3%

	2009	2008	Change ($)	Change (%)
Nine months ended September 30,
Sales and marketing	$1,382,767	$1,587,405	$(204,638)	(13)%
General and administrative	1,519,972	1,370,403	149,569	11%
Software development	775,119	767,472	7,647	1%

Total operating expenses	$3,677,858	$3,725,280	$(47,422)	(1)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $3,056 (1%) and $204,638 (13%) for the three and nine months ended September 30, 2009 when compared to same periods in 2008. The decrease from the comparative periods is due to a decrease in stock-based compensation and salary expense for sales personnel. The decrease in salary expense is due to the increase in the value of the U.S. dollar relative to the Canadian dollar when comparing the average exchange rates for the three and nine month periods ended September, 2008 and 2009, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense are $90,000 and $270,000 in non-cash advertising costs incurred in the three and nine months ended September 30, 2009 and 2008. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $29,216 (6%) and $149,569 (11%) for the three and nine months ended September 30, 2009 when compared to fiscal 2008. The increase is primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $3,930 (2%) and $7,647 (1%) for three and nine months ended September 30, 2009 when compared to fiscal 2008. The increases were due to an increase in salary expense for software development personnel, offset by a decrease in stock-based compensation expense related to stock options granted to development personnel.

We capitalized $146,426 and $402,226 of development costs for the three and nine months ended September 30, 2009, compared to $149,937 and $417,466 for the same periods in 2008. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

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

Other Income and (Expense) Summary

	2009	2008
Three months ended September 30,
Foreign exchange gain (loss)	$52,634	$11,653
Interest expense	(80,190)	(61,388)

Total other income and (expenses)	$(27,556)	$(49,735)

Nine months ended September 30,
Foreign exchange gain (loss)	$118,078	$20,446
Interest expense	(222,773)	(174,671)

Total other income and (expenses)	$(104,695)	$(154,225)

Foreign Exchange Gain (Loss)

We recognized foreign exchange gains of $52,634 and $118,078 for the three and nine month periods ended September 30, 2009, compared to foreign exchange gains of $11,653 and $20,446 for the same periods in 2008. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for foreign exchange forward contracts is also included in foreign exchanges gains and losses. The foreign exchange gains for the three and nine month periods ended September 30, 2009 resulted from the change in the fair value of our foreign exchange forward contracts. This was partially offset by a loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The re-measurement loss was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar when comparing the exchange rate at December 31, 2008 to September 30, 2009, as we have net Canadian dollar liability at September 30, 2009.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine months ended September 30, 2009 due to additional borrowings compared to the same period in 2008. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three months ended September 30, 2009 and 2008, the Company recorded Canadian income tax expense of $478 and $8,790, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded Canadian income tax expense of $2,137 and $22,686, respectively.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2009 was $(155,365) or $(0.00) per share compared to a net loss of $(153,873) or $(0.00) per share for the three months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was $(556,490) or $(0.01) per share compared to a net loss of $(869,550) or $(0.01) per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our cash totaled $440,231 at September 30, 2009, as compared with $536,624 at December 31, 2008, a decrease of $96,393. Net cash of $397,585 was provided by operations for the nine months ended September 30, 2009, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period and the increase in accounts receivable. Net cash used in investing activities for the nine months ended September 30, 2009 was $493,978 resulting from capitalized application software costs, the purchase of new computer equipment, offset by the decrease in forward contract margin deposits. There were no financing activities for the nine month period ended September 30, 2009.

Our current liabilities include $901,476 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $435,726 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2009 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 12, 2009

By:	/s/ R. KEITH GUELPA
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KEITH J. RANDALL
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)