Form 10-K
period 2009-12-31
QUOTEMEDIA  INC
filed 2010-03-30
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 10, 2010, there were outstanding 89,371,320 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (51,310,636 shares) based on the closing price of the issuer’s common stock as reported on the FINRA Over the Counter Bulletin Board, or OTCBB, on March 10, 2010, was $5,131,064. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

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

Our Web site is located at www.quotemedia.com. Through our Web site we make available free of charge the following company information: our annual reports on Form 10-K; our quarterly reports on Form 10-QSB; our current reports on Form 8-K; our proxy statements; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practical after we electronically file these reports with the SEC. We also post on our Web site the charter of our Audit Committee; our Corporate Governance Guidelines; our Code of Business Conduct/Ethics and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

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

Investor Relations – Information on current value, historical data, charting and news, and other data related to individual public companies for investor relations information provisioning. These products provide a turnkey and self-updating investor relations solution for corporate Web sites and their investors.

Portfolio Management Systems

QuoteMedia offers four leading edge portfolio managements systems: Quotestream™ Desktop; Quotestream™ Wireless; Quotestream™ Professional; and a Web Portfolio Management product. Each of these systems can be implemented independently, or they can be employed in conjunction with each other to provide a complete portfolio management solution for both non professionals and professionals.

Quotestream™ Desktop

QuoteMedia’s proprietary software, Quotestream, is our unique, Web-delivered, embedded application providing real-time, tick-by-tick, streaming market quotes and research information. Quotestream is the next generation portfolio management system for non professional users, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and custom functionality. Quotestream is geared towards providing a professional level experience to non-professional users. Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news and research information, and end of day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

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

Quotestream™ Wireless

QuoteMedia’s Quotestream Wireless is a revolutionary wireless companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios wirelessly through a cellular telephone or PDA. Quotestream Wireless offers an extensive array of features and advanced functionality, and supports a large selection of Web-based phone/PDA’s, including RIM BlackBerry™, PalmOne™, Apple iPhone™, Sony Ericsson™, Motorola™, Nokia™ and several other handheld devices and cellular telephones.

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

Custom Development – QuoteMedia’s ability to provide complete custom design and development services differentiates us from our competitors. We are able to create custom market data applications and software architected precisely to our clients’ specifications, and the speed with which we are able to take a product from concept to deliverable truly sets us apart.

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

Effective Marketing – We have implemented a marketing strategy that focuses on multiple markets for our products and services, from individual non professional end users to corporate and institutional clients and their customer bases. In furtherance of our marketing strategy, we have entered into agreements with Forbes Magazine and Equities Magazine which have resulted in the recent launch of extensive marketing and advertising campaigns, as well as online advertising on select Web sites.

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

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg, Thompson Reuters and Interactive Data Corporation (IDC) are some of the data providers in this highly competitive market place.

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

Employees

We currently have 55 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2010 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.	RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event the current downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. We are seeing customers intensify their focus on containing or reducing costs as a result of the more challenging market conditions and expect this trend to continue throughout 2010. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

A prolonged outage at one of our data centers that we share could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain a back up facility for our major data center that we share with Nexa Techologies, Inc. to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and a back up data center, there can be no assurance that such efforts will be successful or effective.

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

	High	Low
Year ended December 31, 2008:
First Quarter	$0.22	$0.13
Second Quarter	0.20	0.14
Third Quarter	0.15	0.07
Fourth Quarter	0.15	0.04

Year ended December 31, 2009:
First Quarter	$0.08	$0.04
Second Quarter	0.08	0.06
Third Quarter	0.08	0.06
Fourth Quarter	0.14	0.05

Year ended December 31, 2010:
First Quarter (through March 10, 2010)	$0.15	$0.10

As of March 10, 2010, there were approximately 311 holders of record of our common stock. As of March 10, 2010, the closing price for our common stock was $0.10.

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

We did not repurchase any of our equity securities during the fourth quarter of 2009.

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

Business environment and trends

In 2009 global markets were negatively impacted by a variety of factors, and the financial services industry in particular was adversely affected by losses in the mortgage and credit markets. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions. We expect these trends to continue through the first two quarters of 2010, which may affect our growth rate and operating results.

Plan of operation

Our plan of operation for 2010 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.

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

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2009, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2009 and 2008:

	2009	2008
Barter revenue earned	$360,000	$360,000
Advertising credits used	$360,000	$360,000

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

We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board (“FASB”) ASC 350-985, Software. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.

For the years ended December 31, 2009 and 2008, the Company capitalized $547,505 and $539,563 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2009 and 2008, amortization expenses associated with the internally developed application software was $476,965 and $351,324 respectively. At December 31, 2009, the remaining book value of the application software was $846,244.

Recently Adopted Accounting Guidance

On January 1, 2008, we adopted certain provisions of Accounting Standards Codification (“ASC”) topic 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies when another portion of the codification requires or permits assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not require any new fair value measurements. On January 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements. See Note 6 a) to our financial statement for disclosures about the fair value of our financial instruments.

On January 1, 2009, we adopted ASC subtopic 815-10-50 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815-10-50 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815-10-50 did not materially impact our consolidated financial statements. See Note 6 b) to our financial statement for disclosures about our derivative instruments and hedging activities.

During the second quarter of 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC topic 825 to interim periods. The adoption of this guidance did not materially impact our consolidated financial statements. See Note 6 a) to our financial statement for disclosures about the fair value of our financial instruments.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. This guidance, which was adopted by the Company as of October 1, 2009, did not materially impact our consolidated financial statements.

New Accounting Guidance

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to ASC topic 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective January 1, 2010 and the disclosures related to Level 3 fair value measurements are effective January 1, 2011. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

Results of Operations

Revenue

	Years ended December 31,
	2009	2008	Change ($)	Change (%)
Licensing revenue	$7,542,394	$7,276,980	$265,414	4%

Licensing revenue has increased 4% when comparing the years ended December 31, 2009 and 2008. The increases are a result of sales growth from licensing our Portfolio Management Systems.

The number of Quotestream subscribers increased during the year, resulting in a $678,456 (51%) increase in Portfolio Management System revenue when comparing the years ended December 31, 2009 and 2008. Our low cost base of development and operation has allowed us to maintain very competitive pricing which has attracted new customers looking for more cost efficient portfolio management systems. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $360,000 for the year ended December 31, 2009, compared to $360,000 earned in 2008.

Interactive Content and Data Application revenue has been impacted by the loss of clients who as a result of the current economic downturn have either reduced their spending or have ceased operations altogether. As a result, Interactive Content and Data Application revenue decreased $413,042 (8%) when comparing the years ended December 31, 2009 and 2008.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2009	2008	Change ($)	Change (%)
Cost of revenue	$3,315,679	$3,053,275	$262,404	9%
Gross profit	$4,226,715	$4,223,705	$3,010	0%
Gross margin %	56%	58%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 9% when comparing the years ended December 31, 2009 and 2008. The increase is primarily due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs. We also incurred increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable period.

During 2009 we incurred increases in fixed financial content costs to support new products developed during the year, and to enhance our existing suite of products. We also incurred increased variable financial content costs associated with the increase in Quotestream users. Amortization also increased significantly from the comparative periods as a result of the increase in capitalized application software costs. The increase in financial content and amortization expenses offset our increase in revenue; therefore our gross margin percentage decreased slightly to 56% in 2009 compared to 58% in 2008.

Operating Expenses Summary

	Years ended December 31,
	2009	2008	Change ($)	Change (%)
Sales and marketing	$1,843,525	$2,026,063	$(182,538)	(9)%
General and administrative	2,017,602	1,917,482	100,120	5%
Software development	1,092,281	1,013,011	79,270	8%

Total operating expenses	$4,953,408	$4,956,556	$(3,148)	0%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $182,538 (9%) for the year ended December 31, 2009 when compared to fiscal 2008. The decrease from the comparative periods is due to a decrease in stock-based compensation and salary expense for sales personnel. The decrease in salary expense is due to the increase in the value of the U.S. dollar relative to the Canadian dollar when comparing the average exchange rates for the years ended December 31, 2008 and 2009, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense is $360,000 in non-cash advertising costs incurred in the year ended December 31, 2009. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $360,000 in advertising credits during the comparative period in 2008.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $100,120 (5%) for year ended December 31, 2009 when compared to fiscal 2008. The increase is primarily due to the hiring of new personnel and competitive salary adjustments to existing personnel from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $79,270 (8%) for the year ended December 31, 2009 when compared to fiscal 2008. The increase was due to an increase in salary expense for software development personnel, offset by a decrease in stock-based compensation expense related to stock options granted to development personnel.

We capitalized $547,505 of development costs for the year ended December 31, 2009, compared to $539,563 in 2008. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Salary expense for software development personnel increased from the comparative period due to competitive salary adjustments made for existing employees and additional new software development personnel. Additional software development personnel were required to develop our next generation Quotestream and Quotestream Professional products, as well as our new and upgraded versions of our Web-based applications and market data feeds. The increase in salary expense for development personnel was mitigated by the depreciation from the comparative period of the Canadian dollar compared to the U.S. dollar, as salary expenses for development personnel are incurred primarily in Canadian dollars.

Other Income and (Expense) Summary

	Years ended December 31,
	2009	2008
Foreign exchange gain (loss)	$154,108	$75,535
Interest expense	(308,536)	(238,542)
Loss on disposal of equipment	—	(3,075)

Total other income and (expenses)	$(154,428)	$(166,082)

Foreign Exchange Loss

We recognized a foreign exchange gain of $154,108 in 2009, compared to a foreign exchange gain of $75,535 in 2008. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for foreign exchange forward contracts is also included in foreign exchanges gains and losses. The foreign exchange gain of $154,108 in 2009 resulted from the change in the fair value of our foreign exchange forward contracts. This was partially offset by a loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The re-measurement loss was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar when comparing the exchange rate at December 31, 2008 to December 31, 2009, as we have net Canadian dollar liability at December 31, 2009.

Interest Expense

Interest expense in 2009 was $308,536, compared to $238,542 in 2008. Interest expense increased for the year ended December 31, 2009 due to additional borrowings compared to the same period in 2008. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest income.

Loss on Disposal of Equipment

In the comparative 2008 period we wrote off obsolete computer equipment that had a net book value of $3,075.

Provision for Income Taxes

In 2009, the Company recorded Canadian income tax expense of $3,066, compared to a Canadian income benefit of $26,249 in 2008.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2009 was $(884,187) or $(0.01) per share compared to a net loss of $(872,684) or $(0.01) per share for the year ended December 31, 2008.

Liquidity and Capital Resources

Our cash totaled $477,222 at December 31, 2009, as compared with $536,624 at December 31, 2008, a decrease of $59,402. Net cash of $560,156 was provided by operations for the year ended December 31, 2009, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period and an increase in accounts receivable. Net cash used in investing activities for the year ended December 31, 2009 was $619,558 resulting from capitalized application software costs and the purchase of new computer equipment, offset by a decrease in forward contract margin deposits. There were no financing activities for the year ended December 31, 2009.

Our current liabilities include $984,348 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $428,577 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Note 10 to our financial statements, we do not have any off-balance sheet arrangements.

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

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	67	Chairman of the Board

R. Keith Guelpa	63	President, Chief Executive Officer, and Director

David M. Shworan	42	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	43	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Since December 2002, Mr. Thompson has been President of Corpus Investments Inc., a private holding company which manages investments in a wide range of enterprises. Since 1996, Mr. Thompson has also served as the President of BIMSI Marketing Services Inc., a privately held company that manages the worldwide marketing activities on behalf of suppliers of web-based, human resource management software products used by management consulting firms and large corporations. Mr. Thompson, until recently, was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. Mr. Thompson also acts as a Director of several privately owned corporations. For almost 30 years, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for 5 years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

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

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company, since December 2004. Mr. Shworan has served as a director of our company since November 2000. Mr. Shworan served as our President and Chief Executive Officer from November 2002 to December 2004. Mr. Shworan is a veteran of online marketing and Internet business. Mr. Shworan is the founder of Bravenet Web Services, Inc., a Web master tools and services site for over 8 million Web developers, and has served as the Chief Executive Officer of Bravenet since September 1997. Mr. Shworan is the founder of several Internet companies, and has been a consultant to a number of other Internet companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2009, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines; a Code of Business Conduct/Ethics, Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; an Audit Committee Charter; and any other corporate governance materials contemplated by SEC or applicable regulations. We post on our Web site at www.quotemedia.com/qmci/investors.php, these corporate governance materials. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

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

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2009 and 2008 earned by our Chief Executive Officer and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)
R. Keith Guelpa (3)	2009	$192,000	—	—	—	$192,000
Chief Executive Officer,	2008	$192,000	—	—	—	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2009	$350,000	—	—	—	$350,000
Chief Executive Officer,	2008	$300,000	—	$105,220	—	$405,220
QuoteMedia, Ltd.

Keith J. Randall (5)	2009	$132,000	—	—	—	$132,000
Chief Executive Officer,	2008	$132,000	—	$1,060	—	$133,060
QuoteMedia, Inc.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FAS 123R.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2008 and 2009 was accrued but not paid. In June 2008, we extended the term of a total of 5,200,000 options and warrants held by Mr. Shworan. The expiry dates of the options and warrants were extended by two years, and the exercise prices of the options and warrants were increased by $0.02.
(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”. In June 2008, we extended the term of 100,000 options held by Mr. Randall. The expiry dates of the options and warrants were extended by two years, and the exercise prices of the options and warrants were increased by $0.02.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable		Option Exercise Price ($)	Option Exercise Date
David M. Shworan	200,000	—		$0.07	5-Jun-2010
	2,000,000	—		$0.07	5-Jun-2010
	3,000,000	—		$0.07	5-Jun-2010
	2,400,000	—		$0.07	01-Aug-2015

Keith J. Randall	100,000	—		$0.07	5-Jun-2010
	50,000	—		$0.07	31-Jan-2015
	30,000	20,000	(1)	$0.07	12-Apr-2017
	50,000	—		$0.07	21-Dec-2017

(1)	Options vest equally over five years and will be fully vested December 2011.

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004. We expect that a new employment agreement for Mr. Guelpa will be executed in 2010. Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement. We expect that an employment agreement for Mr. Shworan will be executed in 2010. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our company or a change in the executive officers’ responsibilities following a change-in-control.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2009. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2009, computed in accordance with FAS 123R.

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

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 10, 2010 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers
David M. Shworan (3)	36,151,800	37.3%
R. Keith Guelpa (4)	7,741,061	8.7%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	692,006	0.8%

All directors and executive officers as a group	46,195,153	47.1%

5% Stockholders (7)	—	—

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 89,371,320 shares of common stock outstanding on March 10, 2010. The numbers and percentages shown include the shares of common stock actually owned as of March 10, 2010 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 10, 2010 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan’s wife. Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 5,741,061 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.
(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 231,666 shares of common stock.
(7)	We are unaware of any stockholders who beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by stockholders	4,155,000	$0.11	5,922,653
Equity Compensation Plans not approved by stockholders	8,552,803	$0.07	N/A

Total	12,707,803		5,922,653

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2009, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2009, 1,277,530 shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 4,567,470 options outstanding under the 2003 plan.

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

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2009, the remaining loan balance due to Bravenet including accrued interest at 10% is $186,714.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2009. At December 31, 2009, the balance due to Bravenet for the unpaid purchase price is $161,164 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At December 31, 2009, the balance due to Bravenet for unpaid computer hosting and maintenance services is $268,057. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2009, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2009, the balance due to Harrison for unpaid office rent is $537,851. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2009, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties, and total $705,493 including accrued interest at 10% per annum.

At December 31, 2009, the Company owed $1,738,660 to an officer of the Company for accrued salary.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2009 and 2008 by Hein & Associates LLP, our principal accountants, are as follows:

	2009	2008
Audit Fees	$63,831	$62,696
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.4	Amended 1999 Equity Incentive Compensation Plan (2)

10.7	2003 Equity Incentive Compensation Plan (1)

21	List of Subsidiaries

23.1	Consent of Hein & Associates LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2010	QUOTEMEDIA, INC.

	By:	/s/ R. KEITH GUELPA
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. THOMPSON Robert J. Thompson	Chairman of the Board	March 30, 2010

/s/ DAVID M. SHWORAN David M. Shworan	Director	March 30, 2010

/s/ KEITH J. RANDALL Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ R. KEITH GUELPA R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2010

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Quotemedia, Inc.

Fountain Hills, Arizona

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ending December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Quotemedia, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control of Financial reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 26, 2010

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEET

As of December 31,

	2009	2008
ASSETS

Current assets:
Cash	$477,222	$536,624
Accounts receivable, net	466,663	317,990
Forward contract margin deposit	15,000	68,750
Prepaid expenses	254,521	281,929
Other current assets	148,022	52,231

Total current assets	1,361,428	1,257,524

Deposits	26,301	22,998
Property and equipment, net	1,111,035	1,006,693
Intangible assets	185,674	191,862

Total assets	$2,684,438	$2,479,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$963,749	$939,387
Deferred revenue	428,577	447,246
Current portion of amounts due to related parties	984,348	626,729

Total current liabilities	2,376,674	2,013,362

Long-term portion of amounts due to related parties	2,630,867	2,049,737

Commitments (Note 10)

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,529,965	8,384,859
Accumulated deficit	(10,942,440)	(10,058,253)

Total stockholders’ deficit	(2,323,103)	(1,584,022)

Total liabilities and stockholders’ deficit	$2,684,438	$2,479,077

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2009	2008
LICENSING FEES	$7,542,394	$7,276,980

COST OF REVENUE	3,315,679	3,053,275

GROSS PROFIT	4,226,715	4,223,705

OPERATING EXPENSES

Sales and marketing	1,843,525	2,026,063
General and administrative	2,017,602	1,917,482
Software development	1,092,281	1,013,011

	4,953,408	4,956,556

OPERATING LOSS	(726,693)	(732,851)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain	154,108	75,535
Interest expense (related party)	(308,536)	(238,542)
Loss on disposal of equipment	—	(3,075)

	(154,428)	(166,082)

LOSS BEFORE INCOME TAXES	(881,121)	(898,933)

Income tax benefit (expense)	(3,066)	26,249

NET LOSS	$(884,187)	$(872,684)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,125,890

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2009 and 2008

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2008	88,763,365	$88,764	$7,963,299	$(9,185,569)	$(1,133,506)
Stock options and warrants exercised	607,955	608	26,892	—	27,500
Stock-based compensation	—	—	394,668	—	394,668
Net loss	—	—	—	(872,684)	(872,684)

Balance, December 31, 2008	89,371,320	$89,372	$8,384,859	$(10,058,253)	$(1,584,022)

Stock-based compensation	—	—	145,106	—	145,106
Net loss	—	—	—	(884,187)	(884,187)

Balance, December 31, 2009	89,371,320	$89,372	$8,529,965	$(10,942,440)	$(2,323,103)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2009	2008
OPERATING ACTIVITIES

Net loss	$(884,187)	$(872,684)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	575,154	435,682
Loss on disposal of equipment	—	3,075
Bad debt expense	83,333	157,487
Stock-based compensation expense	145,106	394,668
Noncash barter revenue	(360,000)	(360,000)
Noncash barter advertising expense	360,000	360,000
Changes in assets and liabilities:
Accounts receivable	(232,006)	(214,272)
Prepaid expenses	27,408	(16,061)
Other current assets	(95,791)	(13,630)
Deposits	(3,303)	(13,971)
Accounts payable and amounts due to related parties	963,111	982,793
Deferred revenue	(18,669)	13,616

Net cash provided by operating activities	560,156	856,703

INVESTING ACTIVITIES

Purchase of fixed assets	(125,803)	(96,582)
Capitalized application software	(547,505)	(539,563)
Forward contract margin deposit	53,750	(68,750)

Net cash used in investing activities	(619,558)	(704,895)

FINANCING ACTIVITIES

Proceeds from exercise of stock options	—	27,500

Net cash provided by financing activities	—	27,500

Net increase (decrease) in cash	(59,402)	179,308

Cash, beginning of period	536,624	357,316

Cash, end of period	$477,222	$536,624

See supplementary information (note 11)

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

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all our company’s operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Because the U.S. dollar is the functional currency, exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Cash and cash equivalents

Cash equivalents include money market investments that have an original maturity of three months or less and are redeemable on demand. We maintain our accounts primarily at one financial institution. At times throughout the year, our cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $73,430 as at December 31, 2009 and 2008, respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

g) Earnings per share

FASB ASC 260, Earnings per Share requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2009 and 2008 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2009 and 2008 was comprised as follows:

	2009	2008
Sales and marketing	$69,212	$239,456
General and administrative	12,474	18,856
Software development	63,420	136,356

Total stock-based compensation	$145,106	$394,668

At December 31, 2009 there was $63,825 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.22 years.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2009	2008
Expected dividend yield	—	—
Expected stock price volatility	215%	103%
Risk-free interest rate	4%	4%
Expected life of options	2.6	5.2
Weighted average fair value of options granted	$0.06	$0.14

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

i) Income taxes

Income taxes are provided in accordance with FASB ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carryforwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2009, the Company recorded Canadian income tax expense of $3,066. In 2008 the Company recorded a benefit of $26,249 (see note 7).

j) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Actual results may vary from the estimates.

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,092,281 and $1,013,011 in software development costs during the years ended December 31, 2009 and 2008, respectively (see note 3).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

m) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2009, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2009 and 2008:

	2009	2008
Barter revenue earned	$360,000	$360,000
Advertising credits used	360,000	360,000

n) Financial instruments

Financial instruments consist principally of cash, accounts receivables, foreign exchange forward contracts, accounts payable and notes payable. We believe that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates. Forward contract fair value is disclosed in Note 6 a).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

o) Accounting Pronouncements

Recently Adopted Accounting Guidance

On January 1, 2008, we adopted certain provisions of Accounting Standards Codification (“ASC”) topic 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies when another portion of the codification requires or permits assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not require any new fair value measurements. On January 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements. See Note 6 a) for disclosures about the fair value of our financial instruments.

On January 1, 2009, we adopted ASC subtopic 815-10-50 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815-10-50 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815-10-50 did not materially impact our consolidated financial statements. See Note 6 b) for disclosures about our derivative instruments and hedging activities.

During the second quarter of 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC topic 825 to interim periods. The adoption of this guidance did not materially impact our consolidated financial statements. See Note 6 a) for disclosures about the fair value of our financial instruments.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. This guidance, which was adopted by the Company as of October 1, 2009, did not materially impact our consolidated financial statements.

New Accounting Guidance

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to ASC topic 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective January 1, 2010 and the disclosures related to Level 3 fair value measurements are effective January 1, 2011. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

p) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year’s presentation, with no effect on net loss.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. LIQUIDITY

The Company has an accumulated deficit of $10,942,440, and for the year ended December 31, 2009 had a net loss of $884,187. As a result, there are concerns about the liquidity of our company at December 31, 2009. The following discussion addresses those concerns.

Net cash of $560,156 was provided by operating activities, and although we have a working capital deficit of $1,015,246 as at December 31, 2009, current liabilities include $984,348 in amounts due to related parties and $428,577 in deferred revenue. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. The expected costs necessary to realize the deferred revenue in 2010 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2010.

3. PROPERTY AND EQUIPMENT

As at December 31,	2009	2008
Computer equipment	$464,994	$341,674
Office furniture and equipment	64,783	64,079
Leasehold improvements	35,647	33,868
Capitalized application software	1,896,819	1,349,314

Total property and equipment	2,462,243	1,788,935
Less: accumulated depreciation	(1,351,208)	(782,242)

Property and equipment, net	$1,111,035	$1,006,693

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009 and 2008, the Company capitalized $547,505 and $539,563 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2009 and 2008, amortization expenses associated with the internally developed application software was $476,965 and $351,324 respectively. At December 31, 2009, the remaining book value of the capitalized application software was $846,244.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2009 and 2008 was $92,001 and $78,170 respectively.

4. INTANGIBLE ASSETS

As at December 31,	2009	2008
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	70,256	70,256
Domain names	10,652	10,652

	90,908	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit business unit	110,000	110,000

Total intangible assets	200,908	200,908
Less: accumulated amortization	(15,234)	(9,046)

Intangible assets, net	$185,674	$191,862

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $6,188 for the years ended December 31, 2009 and 2008, respectively. We evaluate goodwill for impairment on an annual basis in accordance to Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2009 we have not had any goodwill impairment.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Current	Non current	Current	Non current
Purchase of business unit	$161,164	$—	$125,200	$—
Computer hosting services	268,057	—	139,218	—
Office rent	537,851	—	327,659	—
Other	17,276	—	34,652	—
Loan	—	186,714	—	169,016
Lead generation services	—	705,493	—	638,621
Accrued salary	—	1,738,660	—	1,242,100

	$984,348	$2,630,867	$626,729	$2,049,737

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2009, the remaining loan balance due to Bravenet including accrued interest at 10% is $186,714.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2009. At December 31, 2009, the balance due to Bravenet for the unpaid purchase price is $161,164 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,000 per month. At December 31, 2009, the balance due to Bravenet for unpaid computer hosting and maintenance services is $268,057. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2009, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2009, the balance due to Harrison for unpaid office rent is $537,851. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2009, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $705,493 including accrued interest at 10% per annum.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company owed $1,738,660 to an officer of the Company for accrued salary.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. We expect to repay current amounts due to related parties within the next twelve months, however all repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

6. FINANCIAL INSTRUMENTS

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 consistent with the fair value hierarchy provisions of FASB ASC 820:

		Fair Value Measurement at Reporting Date Using
Description	Estimated Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,040	$51,040	$—	$—
Forward Contracts, net (2)	58,877	—	58,877	—

Total Assets	$109,917	$51,040	$58,877	$—

(1)	Included in cash and equivalents
(2)	Included in other current assets

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. The outstanding contracts as of December 31, 2009 had maturities ranging up to 3 months. We do not enter into foreign exchange forward contracts for trading purposes.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2009		December 31, 2008
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$300,000	$58,877	$1,375,000	$(2,728)

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had margin deposits totaling $15,000 and $68,750 related to forward contracts outstanding at December 31, 2009 and December 31, 2008, respectively.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Tax provision (benefit) at the statutory rate of 34%	$(299,581)	$(303,562)
State income taxes, net of federal income tax	(26,925)	(27,283)
Stock-based compensation	49,152	134,187
Change in NOL	22,195	565,875
Change in valuation allowance and other	255,159	(369,217)
Canadian income tax expense (benefit)	3,066	(26,249)

Income tax expense (benefit)	$3,066	$(26,249)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Company recorded Canadian income tax expense of $3,066. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $8,000,000 and $2,200,000 which expire in varying amounts through the year 2029.

The components of our deferred tax asset (liabilities) at December 31, 2009 and 2008 are as follows:

	2009	2008
Tax effect of net operating loss carryforward	$2,818,000	$2,761,000
Accrued liabilities	982,000	767,000
Property & equipment	(48,000)	(19,000)
Capitalized software	(315,000)	(288,000)
Other	6,000	27,000
Less valuation allowance	(3,443,000)	(3,248,000)

Net deferred tax asset	$—	$—

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $195,000 for the year ended December 31, 2009.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2008) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

8. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at December 31, 2009 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the year ended December 31, 2009.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2009, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2009 and 2008:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2007	14,565,803	$0.16

Granted under company stock option plan	400,000	$0.09
Warrants granted	5,300,000	$0.09
Warrants exercised	(625,000)	$0.05
Stock options forfeited/expired	(913,000)	$0.21
Warrants forfeited/expired	(5,000,000)	$0.07

Outstanding at December 31, 2008	13,727,803	$0.17

Granted under company stock option plan	3,405,000	$0.07
Warrants granted	6,552,803	$0.07
Stock options forfeited/expired	(3,425,000)	$0.19
Warrants forfeited/expired	(7,552,803)	$0.18

Outstanding at December 31, 2009	12,707,803	$0.08

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our non-vested stock option and warrant activity for the years ended December 31, 2009 and 2008:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2007	4,525,952	$0.20

Granted during the period	400,000	$0.18
Vested during the period	(2,746,485)	$0.20
Forfeited during the period	(270,000)	$0.24

Non-vested stock options and warrants at December 31, 2008	1,909,467	$0.19

Granted during the period	4,722,803	$0.07
Vested during the period	(5,192,388)	$0.09
Forfeited during the period	(1,094,465)	$0.19

Non-vested stock options and warrants at December 31, 2009	345,417	$0.07

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
	Number Outstanding at December, 31 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.05-0.10	12,207,803	3.42	$0.07	11,862,386	$0.07
$0.11-0.40	500,000	4.88	$0.40	500,000	$0.40

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

As at December 31, 2009 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009 the aggregate intrinsic value of options and warrants outstanding was $854,946. The aggregate intrinsic value of options and warrants exercisable was $830,767. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2009 and 2008, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2009	2008
Numerator:
Net loss	$(884,187)	$(872,684)

Denominator:
Weighted average shares outstanding – basic and diluted	89,371,320	89,125,890

Loss per share – basic and diluted	$(0.01)	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	12,707,803	13,727,803

10. COMMITMENTS AND CONTINGENCIES

We have office lease commitments totaling $211,783 in 2010, and $40,921 in 2011.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2009	2008
Cash paid for Interest	$1,610	$8,364

Cash received for Interest	48	3,988

Cash paid for taxes	—	—