Form 10-Q
period 2010-03-31
QUOTEMEDIA  INC
filed 2010-05-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Registrant has 89,371,320 shares of common stock outstanding as at November 6, 2010.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2010

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED

	March 31, 2010	December 31, 2009
Assets

Current assets:
Cash and equivalents	$550,776	$477,222
Accounts receivable, net	371,695	466,663
Forward contract margin deposit	22,500	15,000
Prepaid expenses	243,534	254,521
Other current assets	109,365	148,022

Total current assets	1,297,870	1,361,428

Deposits	27,048	26,301
Property and equipment, net	1,121,436	1,111,035
Intangible assets	184,127	185,674

Total assets	$2,630,481	$2,684,438

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,116,626	$963,749
Deferred revenue	400,209	428,577
Current portion of amounts due to related parties	1,044,397	984,348

Total current liabilities	2,561,232	2,376,674

Long-term portion of amounts due to related parties	2,785,419	2,630,867
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,544,035	8,529,965
Accumulated deficit	(11,349,577)	(10,942,440)

Total stockholders’ deficit	(2,716,170)	(2,323,103)

Total liabilities and stockholders’ deficit	$2,630,481	$2,684,438

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2010	2009
LICENSING FEES	$2,003,003	$1,910,824
COST OF REVENUE	923,595	786,365

GROSS PROFIT	1,079,408	1,124,459
OPERATING EXPENSES

Sales and marketing	508,296	448,555
General and administrative	601,775	502,394
Software development	280,444	271,549

	1,390,515	1,222,498

OPERATING LOSS	(311,107)	(98,039)

OTHER INCOME AND (EXPENSE)

Foreign exchange loss	(2,785)	(32,648)
Interest expense (related party)	(92,573)	(68,814)

	(95,358)	(101,462)

LOSS BEFORE INCOME TAXES	(406,465)	$(199,501)

Income tax expense	(672)	(805)

NET LOSS	$(407,137)	$(200,306)

LOSS PER SHARE
Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2010	2009
Operating activities:

Net loss	$(407,137)	$(200,306)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,877	132,022
Bad debt expense	28,422	18,105
Stock-based compensation expense	14,070	32,664
Noncash advertising revenue	(90,000)	(90,000)
Noncash barter advertising expense	90,000	90,000
Changes in assets and liabilities:
Accounts receivable	66,546	(176,016)
Prepaid expenses	10,987	(2,613)
Other current assets	38,657	—
Deposits	(747)	733
Accounts payable and amounts due to related parties	367,478	341,773
Deferred revenue	(28,368)	(78,456)

Net cash provided by operating activities	255,785	67,906

Investing activities:

Purchase of fixed assets	(12,529)	(21,652)
Capitalized application software	(162,202)	(106,926)
Forward contract margin deposit	(7,500)	(33,750)

Net cash used in investing activities	(182,231)	(162,328)

Net increase (decrease) in cash	73,554	(94,422)

Cash and equivalents, beginning of period	477,222	536,624

Cash and equivalents, end of period	$550,776	$442,202

See supplementary information (note 6)

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2009 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 30, 2010.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

e) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue,” whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at March 31, 2010 and December 31, 2009, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Barter revenue earned	$90,000	$90,000
Advertising credits used	90,000	90,000

f) Property and equipment

	March 31, 2010	December 31, 2009
Computer equipment	$477,523	$464,994
Office furniture and equipment	64,783	64,783
Leasehold improvements	35,647	35,647
Capitalized application software	2,059,021	1,896,819

Total property and equipment	2,636,974	2,462,243
Less: accumulated depreciation	(1,515,538)	(1,351,208)

Property and equipment, net	$1,121,436	$1,111,035

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Leasehold improvements	Term of lease
Capitalized application software	3 years

For the three months ended March 31, 2010 and 2009, we capitalized $162,202 and $106,926 of costs, respectively, related to the development of new software applications after technological feasibility had been established. We also capitalized costs related to enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the three months ended March 31, 2010 and 2009, amortization expenses associated with the internally developed application software was $133,666 and $110,871 respectively. At March 31, 2010, the remaining book value of the capitalized application software was $874,780. Depreciation expense for equipment and leaseholds for the three months ended March 31, 2010 and 2009 was $30,664 and $19,604 respectively.

g) Intangible assets

	March 31, 2010	December 31, 2009
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	70,256	70,256
Domain names	10,652	10,652

	90,908	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit business unit	110,000	110,000

Total intangible assets	200,908	200,908
Less: accumulated amortization	(16,781)	(15,234)

Intangible assets, net	$184,127	$185,674

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. For the three months ended March 31, 2010 and 2009, amortization expense for amortized intangible assets was $1,547. We evaluate goodwill for impairment in accordance to Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through March 31, 2010 we have not had any goodwill impairment.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2010 and 2009 was comprised as follows:

	Three months ended March 31,
	2010	2009
Sales and marketing	$1,845	$13,845
General and administrative	549	3,228
Software development	11,676	15,591

Total stock-based compensation	$14,070	$32,664

At March 31, 2010 there was $49,755 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.99 years. No stock options were granted during the three month periods ended March 31, 2010 and 2009.

i) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $280,444 and $271,549 in software development costs during the three months ended March 31, 2010 and 2009, respectively.

j) Income taxes

Income taxes are provided in accordance with FASB ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry-forwards. Deferred tax expenses or recoveries result from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. For the three months ended March 31, 2010 and 2009, we recorded Canadian income tax expense of $672 and $805, respectively.

k) Financial instruments

Financial instruments consist principally of cash, accounts receivables, foreign exchange forward contracts, accounts payable and notes payable. We believe that that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates. Forward contract fair value is disclosed in Note 3 a).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

l) Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to ASC topic 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were adopted January 1, 2010 did not have an impact on our consolidated financial statements. Disclosures related to Level 3 fair value measurements are effective January 1, 2011, and are not expected to have any impact on our consolidated financial statements.

New Accounting Guidance

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends ASC Topic 985, Software. ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. ASU 2009-14 is effective January 1, 2011. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

m) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current period’s presentation, with no effect on net loss.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 consistent with the fair value hierarchy provisions of FASB ASC 820:

		Fair Value Measurement at Reporting Date Using
Description	Estimated Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,040	$51,040	$—	$—
Forward Contracts, net (2)	14,673	—	14,673	—

Total Assets	$65,713	$51,040	$14,673	$—

(1)	Included in cash and equivalents
(2)	Included in other current assets

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. The outstanding contracts as of March 31, 2010 had maturities ranging up to 3 months. We do not enter into foreign exchange forward contracts for trading purposes.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	March 31, 2010		December 31, 2009
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$450,000	$14,673	$300,000	$58,877

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had margin deposits totaling $22,500 and $15,000 related to forward contracts outstanding at March 31, 2010 and December 31, 2009, respectively.

4. RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Current	Non current	Current	Non current
Purchase of business unit	$170,122	$—	$161,164	$—
Computer hosting services	255,514	—	268,057	—
Office rent	601,485	—	537,851	—
Other	17,276	—	17,276	—
Loan	—	191,421	—	186,714
Lead generation services	—	723,278	—	705,493
Accrued salary	—	1,870,720	—	1,738,660

	$1,044,397	$2,785,419	$984,348	$2,630,867

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At March 31, 2010, the remaining loan balance due to Bravenet including accrued interest at 10% is $191,421.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at March 31, 2010. At March 31, 2010, the balance due to Bravenet for the unpaid purchase price is $170,122 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At March 31, 2010, the balance due to Bravenet for unpaid computer hosting and maintenance services is $255,514. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $11,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At March 31, 2010, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at March 31, 2010, the balance due to Harrison for unpaid office rent is $601,485. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At March 31, 2010, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $723,278 including accrued interest at 10% per annum.

At March 31, 2010, the Company owed $1,870,720 to an officer of the Company for accrued salary.

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

5. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion. As at March 31, 2010 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the three month period ended March 31, 2010.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At March 31, 2010, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

There was no stock option and warrant activity for the three months ended March 31, 2010. As of March 31, 2010 there were a total of 12,707,803 options and warrants outstanding at a weighted average exercise price of $0.08.

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2010:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at
December 31, 2009	345,417	$0.07
Granted during the period	—	n/a
Vested during the period	(76,250)	$0.07
Forfeited during the period	—	n/a
Non-vested stock options and warrants at

March 31, 2010	269,167	$0.07

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
	Number Outstanding March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.05-0.10	12,207,803	3.17	$0.07	11,938,636	$0.07
$0.11-0.40	500,000	4.64	$0.40	500,000	$0.40

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As at March 31, 2010 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2010 the aggregate intrinsic value of options and warrants outstanding was $366,634. The aggregate intrinsic value of options and warrants exercisable was $358,559. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

d) Loss per share

The basic and diluted net loss per share was $(0.00) per share for the three months ended March 31, 2010 and 2009, respectively. There were 12,707,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2010 and 2009 because they were anti-dilutive.

6. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended March 31,
	2010	2009
Cash paid for
Interest	$633	$1,155

Cash received for
Interest	$—	$48

Cash paid for taxes	$—	$—

ITEM 2.	Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Professional, Quotestream Wireless, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional level experience to non professional users.

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

Plan of operation

Our plan of operation for the remainder of 2010 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base and to increase the sales of our Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.

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

Results of Operations

Revenue

	2010	2009	Change ($)	Change (%)
Three months ended March 31,

Licensing revenue	$2,003,003	$1,910,824	$92,179	5%

Licensing revenue has increased 5% when comparing the three months ended March 31, 2010 and 2009. The increases are a result of sales growth from licensing our Portfolio Management Systems.

The number of Quotestream subscribers increased during the period, resulting in a $287,331 (42%) increase in Portfolio Management System revenue when comparing the three months ended March 31, 2010 and 2009. Our low cost base of development and operation has allowed us to maintain very competitive pricing which has attracted new customers looking for more cost efficient portfolio management systems. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 for the three months ended March 31, 2010 and 2009.

Interactive Content and Data Application revenue has been impacted by the loss of clients who as a result of the current economic downturn have either reduced their spending or have ceased operations altogether. As a result, Interactive Content and Data Application revenue decreased $195,152 (16%) when comparing the three months ended March 31, 2010 and 2009.

Cost of Revenue and Gross Profit Summary

	2010	2009	Change ($)	Change (%)
Three months ended March 31,

Cost of revenue	$923,595	$786,365	$137,230	17%
Gross profit	$1,079,408	$1,124,459	$(45,051)	(4)%
Gross margin %	54%	59%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 17% when comparing the three months ended March 31, 2010 and 2009. The increase is primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable period. The increase is also due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 54% for the three month period ended March 31, 2010 from 59% in the comparative period in 2009.

Operating Expenses Summary

	2010	2009	Change ($)	Change (%)
Three months ended March 31,

Sales and marketing	$508,296	$448,555	59,741	13%
General and administrative	601,775	502,394	99,381	20%
Software development	280,444	271,549	8,895	3%

Total operating expenses	$1,390,515	$1,222,498	$168,017	14%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $59,741 (13%) for the three months ended March 31, 2010 when compared to same period in 2009.

The increase from the comparative periods is due to an increase in salary expense for sales personnel. The increase in salary expense is due primarily to the appreciation of the Canadian dollar compared to the U.S. dollar when comparing the average exchange rates for the three month periods ended March 31, 2010 and 2009, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense are $90,000 in non-cash advertising costs incurred in the three month periods ended March 31, 2010 and 2009. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $99,381 (20%) for the three months ended March 31, 2010 when compared to the same period in 2009. The increase is due to accruals made for potential tax penalties, as well as increases in bad debt and depreciation expenses from the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $8,895 (3%) for three months ended March 31, 2010 when compared to the same period in 2009. The increase was due to an increase in salary expense for software development personnel, offset by an increase in the amount of capitalized development costs. We capitalized $162,202 of development costs for the three months ended March 31, 2010, compared to $106,926 for the same period in 2009. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Salary expense for software development personnel increased from the comparative periods due to competitive salary adjustments made for existing employees and additional new software development personnel. Additional software development personnel were required to develop our next generation Quotestream and Quotestream Professional products, as well as our new and upgraded versions of our Web-based applications and market data feeds. The increase in salary expense for development personnel was also due in part to the appreciation from the comparative period of the Canadian dollar compared to the U.S. dollar, as salary expenses for development personnel are incurred primarily in Canadian dollars.

Other Income and (Expense) Summary

	2010	2009
Three months ended March 31,

Foreign exchange loss	$(2,785)	$(32,648)
Interest expense	(92,573)	(68,814)

Total other income and (expenses)	$(95,358)	$(101,462)

Foreign Exchange Gain (Loss)

We recognized foreign exchange loss of $2,785 for the three month period ended March 31, 2010, compared to foreign exchange loss of $32,648 for the same period in 2009. Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange loss for the three month periods ended March 31, 2010 resulted from the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The re-measurement loss was due to the appreciation of the Canadian dollar compared to the U.S. dollar when comparing the exchange rate at December 31, 2009 to March 31, 2010, as we have net Canadian dollar liability at March 31, 2010. This was partially offset by gains recognized from foreign exchange forward contracts exercised during the period.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2010 due to additional borrowings compared to the same period in 2009. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three months ended March 31, 2010 and 2009, the Company recorded Canadian income tax expense of $672 and $805, respectively.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2010 was $(407,137) or $(0.00) per share compared to a net loss of $(200,306) or $(0.00) per share for the three months ended March 31, 2009.

Liquidity and Capital Resources

Our cash totaled $550,776 at March 31, 2010, as compared with $477,222 at December 31, 2009, an increase of $73,554. Net cash of $255,785 was provided by operations for the three months ended March 31, 2010, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2010 was $182,231 resulting from capitalized application software costs, the purchase of new computer equipment, and the increase in forward contract margin deposits. There were no financing activities for the three month period ended March 31, 2010.

Our current liabilities include $1,044,397 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Deferred revenue of $400,209 is also included in our current liabilities. The costs incurred to realize the deferred revenue in the next 12 months are minimal.

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

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2010 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

Dated: May 12, 2010

By:	/s/ R. KEITH GUELPA
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KEITH J. RANDALL
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)