Form 10-Q/A
period 2010-06-30
QUOTEMEDIA  INC
filed 2010-10-29
CIK 1101433

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Original Report”) in order to amend Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) and Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) to include information that was inadvertently omitted from the Original Report.

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