Form 10-Q
period 2010-09-30
QUOTEMEDIA  INC
filed 2010-11-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant has 89,371,320 shares of common stock outstanding as at November 8, 2010.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and equivalents	$253,862	$477,222
Accounts receivable, net	419,848	466,663
Forward contract margin deposit	15,000	15,000
Prepaid expenses	212,998	254,521
Other current assets	121,951	148,022

Total current assets	1,023,659	1,361,428
Deposits	23,512	26,301
Property and equipment, net	1,165,922	1,111,035
Intangible assets	215,468	185,674

Total assets	$2,428,561	$2,684,438

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,291,966	$963,749
Deferred revenue	438,394	428,577
Current portion of amounts due to related parties	—	984,348

Total current liabilities	1,730,360	2,376,674

Long-term portion of amounts due to related parties	4,286,050	2,630,867
Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,858,375	8,529,965
Accumulated deficit	(12,535,596)	(10,942,440)

Total stockholders’ deficit	(3,587,849)	(2,323,103)

Total liabilities and stockholders’ deficit	$2,428,561	$2,684,438

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$1,929,946	$1,910,884	$5,851,421	$5,658,444
Cost of revenue	942,825	827,255	2,840,194	2,430,244

Gross profit	987,121	1,083,629	3,011,227	3,228,200

Operating expenses:
Sales and marketing	470,471	455,612	1,719,025	1,382,767
General and administrative	503,802	501,880	1,685,621	1,519,972
Software development	301,762	253,468	925,822	775,119

	1,276,035	1,210,960	4,330,468	3,677,858

Operating loss	(288,914)	(127,331)	(1,319,241)	(449,658)

Other income and (expense):
Foreign exchange gain (loss), net	(8,863)	52,634	22,706	118,078
Interest expense	(102,999)	(80,190)	(294,209)	(222,773)

	(111,862)	(27,556)	(271,503)	(104,695)

Loss before income taxes	(400,776)	(154,887)	(1,590,744)	(554,353)
Provision for income taxes	(962)	(478)	(2,412)	(2,137)

Net loss	$(401,738)	$(155,365)	$(1,593,156)	$(556,490)

Loss per share:
Basic and diluted loss per share	(0.00)	(0.00)	(0.02)	(0.01)
Weighted average shares outstanding:
Basic and diluted	89,371,320	89,371,320	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$(1,593,156)	$(556,490)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	507,338	420,379
Bad debt expense	116,060	68,301
Stock-based compensation expense	328,410	127,118
Noncash advertising revenue	(270,000)	(270,000)
Noncash barter advertising expense	270,000	270,000
Changes in assets and liabilities:
Accounts receivable	(69,245)	(248,068)
Prepaid expenses	41,523	(3,825)
Other current assets	26,071	(149,761)
Deposits	2,789	(2,452)
Accounts payable and amounts due to related parties	999,052	753,903
Deferred revenue	9,817	(11,520)

Net cash provided by operating activities	368,659	397,585

Investing activities:
Purchase of fixed assets	(38,636)	(111,752)
Purchase of intangible assets	(34,729)	—
Capitalized application software	(518,654)	(402,226)
Forward contract margin deposit	—	20,000

Net cash used in investing activities	(592,019)	(493,978)

Net decrease in cash	(223,360)	(96,393)
Cash and equivalents, beginning of period	477,222	536,624

Cash and equivalents, end of period	$253,862	$440,231

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2010 through the filing of this report.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Forward contracts are measured at fair market value on a recurring basis based on level 2 inputs. At September 30, 2010, the fair market value for forward contracts was $6,470 and was included in other current assets.

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. The outstanding contracts as of September 30, 2010 had maturities ranging up to 2 months. We do not enter into foreign exchange forward contracts for trading purposes.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	September 30, 2010		December 31, 2009
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$300,000	$6,470	$300,000	$58,877

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had margin deposits totaling $15,000 related to forward contracts outstanding at September 30, 2010 and December 31, 2009.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Current	Non- current	Current	Non- current
Purchase of business unit	$—	$177,036	$161,164	$—
Computer hosting services	—	292,582	268,057	—
Office rent	—	692,847	537,851	—
Other	—	17,275	17,276	—
Loan	—	201,193	—	186,714
Lead generation services	—	760,204	—	705,493
Accrued salary	—	2,144,913	—	1,738,660

	$—	$4,286,050	$984,348	$2,630,867

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the September 30, 2010 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2010 and 2009 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales and marketing	$1,845	$15,025	$286,335	$61,575
General and administrative	549	3,213	7,047	11,925
Software development	11,676	16,771	35,028	53,618

Total stock-based compensation	$14,070	$35,009	$328,410	$127,118

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At September 30, 2010 there was $21,615 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.63 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected dividend yield	n/a	—	—	—
Expected stock price volatility	n/a	223%	176%	215%
Risk-free interest rate	n/a	4%	4%	4%
Expected life of options	n/a	5.0 years	2.5 years	2.6 years
Weighted average fair value of options and warrants granted	n/a	$0.06	$0.12	$0.06

The following table represents stock option and warrant activity for the nine months ended September 30, 2010:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2009	12,707,803	$0.08

Granted under company stock option plan	300,000	$0.07
Warrants granted	5,000,000	$0.07
Stock options canceled	(300,000)	$0.07
Warrants canceled	(5,000,000)	$0.07

Outstanding at September 30, 2010	12,707,803	$0.08

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2010:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at
December 31, 2009	345,417	$0.07
Granted during the period	—	n/a
Vested during the period	(228,750)	$0.07
Forfeited during the period	—	n/a
Non-vested stock options and warrants at

September 30, 2010	116,667	$0.07

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.05-0.10	12,207,803	4.82	$0.07	12,091,136	$0.07
$0.11-0.40	500,000	4.13	$0.40	500,000	$0.40

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

As at September 30, 2010 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2010 the aggregate intrinsic value of options and warrants outstanding was $488,712. The aggregate intrinsic value of options and warrants exercisable was $484,045. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

6. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended September 30, 2010 and 2009, respectively. The basic and diluted net loss per share was $(0.02) and $(0.01) per share for the nine months ended September 30, 2010 and 2009, respectively. There were 12,707,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2010 and 2009 because they were anti-dilutive.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Professional, Quotestream Wireless, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality—most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality—offer a professional level experience to non professional users.

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

Quotestream Wireless is a true companion product to the Quotestream desktop products (Quotestream and Quotestream Professional)—any changes made to portfolios in either the desktop or wireless application are automatically reflected in the other.

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

Business environment and trends

Global markets have been negatively impacted by a variety of factors, and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions. While we expect these trends will continue to affect our growth rate and operating results for the short term, we do expect our revenue to increase in 2011.

Plan of operation

Our plan of operation for the remainder of 2010 and for 2011 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and moving strongly into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will look to continue the growth of our Data Feed Services client base and to increase the sales of our Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines. We also have a plan in place for 2011 to reduce costs to ensure that our ongoing expenditures are balanced with our revenue growth rate, which has slowed markedly as a result of the recession.

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

Results of Operations

Revenue

	2010	2009	Change ($)	Change (%)
Three months ended September 30,
Licensing revenue	$1,929,946	$1,910,884	$19,062	1%
Nine months ended September 30,
Licensing revenue	$5,851,421	$5,658,444	$192,977	3%

Licensing revenue has increased 1% and 3% when comparing the three and nine months ended September 30, 2010 and 2009. The increases are a result of sales growth from licensing our Portfolio Management Systems.

The number of corporate Quotestream subscribers increased during the periods, resulting in a $109,811 (13%) and $623,492 (28%) increase in Portfolio Management System revenue when comparing the three and nine month periods ended September 30, 2010 and 2009. The increase in subscribers can be attributed to our competitive pricing which has attracted new customers looking for more cost efficient portfolio management systems. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $270,000 for the three and nine months ended September 30, 2010 and 2009.

Interactive Content and Data Application revenue has been impacted by the loss of clients who, as a result of the current economic downturn, have either reduced their spending or have ceased operations altogether. As a result, Interactive Content and Data Application revenue decreased $90,749 (8%) and $430,515 (13%) when comparing the three and nine month periods ended September 30, 2010 and 2009.

Cost of Revenue and Gross Profit Summary

	2010	2009	Change ($)	Change (%)
Three months ended September 30,
Cost of revenue	$942,825	$827,255	$115,570	14%
Gross profit	$987,121	$1,083,629	$(96,508)	(9%)
Gross margin %	51%	57%
Nine months ended September 30,
Cost of revenue	$2,840,194	$2,430,244	$409,950	17%
Gross profit	$3,011,227	$3,228,200	$(216,973)	(7%)
Gross margin %	51%	57%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 14% and 17% when comparing the three and nine month periods ended September 30, 2010 and 2009. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable periods. The increase is also due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 51% for the three and nine month periods ended September 30, 2010 from 57% in the respective comparative periods in 2009. The gross margin attributed to Portfolio Management System revenue is lower than Interactive Content and Data Application revenue due to the stock exchange fees associated with Portfolio Management System revenue. The decrease in gross margins from the comparatives periods is therefore due to a change in our revenue mix, as Portfolio Management System revenue has increased from the prior periods while Interactive Content and Data Application revenue has decreased.

Operating Expenses Summary

	2010	2009	Change ($)	Change (%)
Three months ended September 30,
Sales and marketing	$470,471	$455,612	$14,859	3%
General and administrative	503,802	501,880	1,922	0%
Software development	301,762	253,468	48,294	19%

Total operating expenses	$1,276,035	$1,210,960	$65,075	5%

Nine months ended September 30,
Sales and marketing	$1,719,025	$1,382,767	$336,258	24%
General and administrative	1,685,621	1,519,972	165,649	11%
Software development	925,822	775,119	150,703	19%

Total operating expenses	$4,330,468	$3,677,858	$652,610	18%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $14,859 (3%) and $336,258 (24%) for the three and nine month periods ended September 30, 2010 when compared to same periods in 2009.

The increases from the comparative periods are primarily due to $270,000 in stock-based compensation expense recognized in May 2010 as a result of extending the terms of stock options and warrants held by an executive of the Company. The increases are also due to an increase in salary expense for sales personnel. The increase in salary expense is due primarily to the appreciation of the Canadian dollar compared to the U.S. dollar when comparing the average exchange rates for the three month periods ended September 30, 2010 and 2009, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense are $90,000 and $270,000 in non-cash advertising costs incurred in the three and nine month periods ended September 30, 2010 and 2009. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $1,922 (0%) and $165,649 (11%) for the three and nine month periods ended September 30, 2010 when compared to same periods in 2009. The increases are due to accruals made for potential tax penalties in the first quarter of 2010, as well as increases in bad debt and office lease expenses from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $48,294 (19%) and $150,703 (19%) for the three and nine month periods ended September 30, 2010 when compared to same periods in 2009. The increases are due to an increase in salary expense for software development personnel, offset by an increase in the amount of capitalized development costs. We capitalized $179,080 and $518,654 of development costs for the three and nine months ended September 30, 2010, compared to $146,426 and $402,226 for the same periods in 2009. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

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

Other Income and (Expense) Summary

	2010	2009
Three months ended September 30,
Foreign exchange loss	$(8,863)	$52,634
Interest expense	(102,999)	(80,190)

Total other income and (expenses)	$(111,862)	$(27,556)

Nine months ended September 30,
Foreign exchange gain (loss)	$22,706	$118,078
Interest expense	(294,209)	(222,773)

Total other income and (expenses)	$(271,503)	$(104,695)

Foreign Exchange Gain (Loss)

We recognized foreign exchange loss of $(8,863) and a gain of $22,706 for the three and nine month periods ended September 30, 2010, compared to foreign exchange gains of $52,634 and $118,078 for the same periods in 2009. Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange loss for the three month period ended September 30, 2010 is primarily due to the change in fair value for outstanding foreign exchange forward contracts, offset by gains on forward contracts exercised during 2010. The foreign exchange gain for the nine month period ended September 30, 2010 is primarily due to gains on forward contracts exercised during 2010, offset by the change in fair value for outstanding foreign exchange forward contracts.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine months ended September 30, 2010 due to additional borrowings compared to the same periods in 2009. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2010, the Company recorded Canadian income tax expense of $962 and $2,412, compared to $478 and $2,137 in the comparative periods in 2009.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2010 was $(401,738) or $(0.00) per share compared to a net loss of $(155,365) or $(0.00) per share for the three months ended September 30, 2009. The net loss for the nine months ended September 30, 2010 was $(1,593,156) or $(0.02) per share compared to a net loss of $(556,490) or $(0.01) per share for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash totaled $253,862 at September 30, 2010, as compared with $477,222 at December 31, 2009, a decrease of $223,360. Net cash of $368,659 was provided by operations for the nine months ended September 30, 2010, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2010 was $592,019 resulting from capitalized application software costs, the purchase of new computer equipment, and the increase in forward contract margin deposits. There were no financing activities for the nine month period ended September 30, 2010.

For the nine months ended September 30, 2010 we had a net loss of $1,593,156, and at September 30, 2010 we had a net working capital deficit of $268,307, which represented current assets minus current liabilities excluding current deferred revenues. These conditions raise doubt about the Company’s ability to continue as a going concern. To address these concerns, we have a plan in place for 2011 to reduce costs to ensure that our ongoing expenditures are balanced with our revenue growth rate, which has slowed markedly as a result of the recession.

Our current liabilities include deferred revenue of $438,394. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $4,286,050 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2010 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 12, 2010

By:	/s/ R. KEITH GUELPA
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KEITH J. RANDALL
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)