Form 10-K
period 2010-12-31
QUOTEMEDIA  INC
filed 2011-03-29
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number: 0-28599

QUOTEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2008633
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ 85268

(Address of Principal Executive Offices)

(480) 905-7311

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001 per share	OTCQB tier of the OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 9, 2011, there were outstanding 89,371,320 shares of the issuer’s common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (51,810,636 shares) based on the closing price of the issuer’s common stock as quoted on the OTCQB tier of the OTC Markets on March 9, 2011, was $3,626,745. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

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

General

QuoteMedia, Inc. (OTCQB: QMCI) is a leading provider of financial data, news feeds, market research information, and financial software solutions to online brokerages, clearing firms, banks, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, wireless applications, and custom development. Our portfolio management products are provided on a “software as a service’ basis, as are our other interactive content and data applications.

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

We are a United States reporting public company which was incorporated in the State of Nevada in 1999. Our shares are quoted on the OTCQB tier of the OTC Markets under the trading symbol QMCI. Our corporate head office is located at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions and subsidiaries.

Our Web site is located at www.quotemedia.com. Through our Web site we make available free of charge the following company information: our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; our proxy statements; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practical after we electronically file these reports with the SEC. We also post on our Web site the charter of our Audit Committee; our Corporate Governance Guidelines; our Code of Business Conduct/Ethics and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

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

Quotestream™ Professional

Quotestream Professional is designed specifically for use by financial services professionals and their key support personnel, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news and research data.

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

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

•	Online brokerages

•	Full service brokerage firms

•	Banks and other financial institutions

•	Financial Web sites

•	Web portals

•	Public companies

•	Investor relations firms

•	Corporate financial intranets and extranets

•	Mutual fund companies

•	Internet service providers

•	Media companies

•	Publishers

•	Wealth management companies

•	Individual traders and investors

•	Securities Exchanges

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

Effective Marketing – We have implemented a marketing strategy that focuses on multiple markets for our products and services, from individual non professional end users to corporate and institutional clients and their customer bases. We have a barter agreement with Forbes Magazine whereby we provide portfolio management services to Forbes.com users in exchange for advertising credits in Forbes magazine.

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

While there are many financial data providers, what mainly differentiates us from others is that we offer clients a comprehensive solution for stock market related information provisioning with more advanced technologies than employed by most our competitors. Our diversity of technical expertise, agile responsiveness to custom corporate requirements and development needs, and proven commitment to superior delivery technologies have established QuoteMedia as a frontrunner in the financial market data industry.

QuoteMedia’s array of products benefit clients with an exceptional number of strong technical differentiators in embedded, fully private-labeled and seamlessly integrated environments which combine to offer strong market differentiation.

Trademarks, Domain Names and Intellectual Property

We own the trademarks for “Quotemedia™” and “Quotestream™” and the domain names www.quotemedia.com; www.quotestream.com; and www.quotestream.ca. We will continue to own and protect these key assets into the future.

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

Employees

We currently have 50 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2011 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.	RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current downturn in the global financial markets has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event the current downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2010 we saw customers intensify their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2011. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services. The current recession has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy, and the assets of such customers are not acquired by successor entities, such event could have a material adverse effect on our results of operations.

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

A prolonged outage at one of our data centers that we share could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain a back up facility for our major data center that we share with Nexa Techologies, Inc. to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and a backup data center, there can be no assurance that such efforts will be successful or effective.

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

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in March 2012.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in July 2015. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 2011.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “QMCI.” The following table sets forth the high and low bid information for our common stock for the calendar quarters indicated.

	High	Low
Year ended December 31, 2009:
First Quarter	$0.08	$0.04
Second Quarter	0.08	0.06
Third Quarter	0.08	0.06
Fourth Quarter	0.14	0.05

Year ended December 31, 2010:
First Quarter	$0.15	$0.09
Second Quarter	0.15	0.09
Third Quarter	0.14	0.08
Fourth Quarter	0.13	0.07

Year ended December 31, 2011:
First Quarter (through March 9, 2011)	$0.09	$0.06

As of March 9, 2011, there were approximately 313 holders of record of our common stock. As of March 9, 2011, the closing price for our common stock was $0.07.

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

We did not repurchase any of our equity securities during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a developer of financial software and a distributor of market data and research information to online brokerages, clearing firms, banks, media properties, public companies and financial service corporations worldwide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market related information provisioning requirements.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Professional, Quotestream Wireless, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional-level experience to non-professional users.

Quotestream Professional is designed specifically for use by financial services professionals and their support personnel, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news and research data.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist into 2011. While in some areas the anticipated impact of current trends may lead to a decision to reduce demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years.

Plan of operation

Our plan of operation for 2011 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.

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

Our future performance will be subject to a number of business factors, including those beyond our control, such as a continuation of the economic downturn and evolving industry needs and preferences as well as the level of competition and our ability to continue to successfully market our products and technology. There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or achieve profitable operations.

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

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2010, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2010 and 2009:

	2010	2009
Barter revenue earned	$360,000	$360,000
Advertising credits expensed	$360,000	$360,000

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

For the years ended December 31, 2010 and 2009, the Company capitalized $692,114 and $547,505 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2010 and 2009, amortization expenses associated with the internally developed application software was $566,841 and $476,965 respectively. At December 31, 2010, the remaining book value of the application software was $971,517.

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to ASC topic 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were adopted January 1, 2010 and did not have an impact on our consolidated financial statements. Disclosures related to Level 3 fair value measurements are effective January 1, 2011, and are not expected to have any impact on our consolidated financial statements.

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

Results of Operations

Revenue

	Years ended December 31,
	2010	2009	Change ($)	Change (%)
Licensing revenue	$7,804,805	$7,542,394	$262,411	3%

Licensing revenue has increased 3% when comparing the years ended December 31, 2010 and 2009. The increases are a result of sales growth from licensing our Portfolio Management Systems.

The number of Quotestream subscribers increased during the year, resulting in a $720,607 (23%) increase in Portfolio Management System revenue when comparing the years ended December 31, 2010 and 2009. Our low cost base of development and operation has allowed us to maintain very competitive pricing which has attracted new customers looking for more cost efficient portfolio management systems. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue” whereby advertising credits were received for subscription services. This barter revenue amounted to $360,000 for the year ended December 31, 2010, compared to $360,000 earned in 2009.

Interactive Content and Data Application revenue has been impacted by the loss of clients who as a result of the current economic downturn have either reduced their spending or have ceased operations altogether. As a result, Interactive Content and Data Application revenue decreased $458,195 (10%) when comparing the years ended December 31, 2010 and 2009.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2010	2009	Change ($)	Change (%)
Cost of revenue	$3,788,145	$3,315,679	$472,466	14%
Gross profit	$4,016,660	$4,226,715	$(210,055)	(5)%
Gross margin %	51%	56%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 14% when comparing the years ended December 31, 2010 and 2009. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable period. The increase is also due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 51% in 2010 from 56% in 2009. The gross margin attributed to Portfolio Management System revenue is lower than Interactive Content and Data Application revenue due to the stock exchange fees associated with Portfolio Management System revenue. The decrease in gross margin from the comparatives period is therefore due to a change in our revenue mix, as Portfolio Management System revenue has increased from the prior period while Interactive Content and Data Application revenue has decreased.

Operating Expenses Summary

	Years ended December 31,
	2010	2009	Change ($)	Change (%)
Sales and marketing	$2,163,030	$1,843,525	$319,505	17%
General and administrative	2,154,669	2,017,602	137,067	7%
Software development	1,224,376	1,092,281	132,095	12%

Total operating expenses	$5,542,075	$4,953,408	$588,667	12%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $319,505 (17%) for the year ended December 31, 2010 when compared to fiscal 2009.

The increase from the comparative period is primarily due to $270,000 in stock-based compensation expense recognized in May 2010 as a result of extending the terms of stock options and warrants held by an executive of the Company. The increase is also due to an increase in salary expense for sales personnel. The increase in salary expense is due primarily to the 11% appreciation of the Canadian dollar compared to the U.S. dollar when comparing the average exchange rate for the years ended December 31, 2009 and 2010, as salary expenses for sales personnel are incurred primarily in Canadian dollars.

Included in sales and marketing expense is $360,000 in non-cash advertising costs incurred in the year ended December 31, 2010. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses. We used $360,000 in advertising credits during the comparative period in 2009.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $137,067 (7%) for year ended December 31, 2010 when compared to fiscal 2009. The increase is due to accruals made in 2010 for potential tax penalties, as well as increases in bad debt and office lease expenses from the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $132,095 (12%) for the year ended December 31, 2010 when compared to fiscal 2009. The increase is due to an increase in salary expense for software development personnel, offset by an increase in the amount of capitalized development costs.

We capitalized $692,114 of development costs for the year ended December 31, 2010, compared to $547,505 in 2009. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Salary expense for software development personnel increased from the comparative periods due to competitive salary adjustments made for existing employees and additional new software development personnel. Additional software development personnel were required to develop our next generation Quotestream and Quotestream Professional products, as well as our new and upgraded versions of our Web-based applications and market data feeds. The increases in salary expense for development personnel was also due in part to the 11% appreciation from the comparative period of the Canadian dollar compared to the U.S. dollar, as salary expenses for development personnel are incurred primarily in Canadian dollars.

Other Income and (Expense) Summary

	Years ended December 31,
	2010	2009
Foreign exchange gain (loss)	$(12,620)	$154,108
Interest expense	(404,521)	(308,536)

Total other income and (expenses)	$(417,141)	$(154,428)

Foreign Exchange Loss

We recognized a foreign exchange loss of $12,620 in 2010, compared to a foreign exchange gain of $154,108 in 2009. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchanges gains and losses. The foreign exchange loss of $12,620 in 2010 resulted from a $45,277 loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, offset by a net gain of $32,657 related to foreign exchange forward contracts exercised during 2010. The re-measurement loss was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar when comparing the exchange rate at December 31, 2009 to December 31, 2010, as we have net Canadian dollar liability at December 31, 2010.

Interest Expense

Interest expense in 2010 was $404,521, compared to $308,536 in 2009. Interest expense increased for the year ended December 31, 2010 due to additional borrowings compared to the same period in 2009. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

In 2010, the Company recorded Canadian income tax expense of $3,396, compared to a Canadian income expense of $3,066 in 2009.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2010 was $(1,945,952) or $(0.02) per share compared to a net loss of $(884,187) or $(0.01) per share for the year ended December 31, 2009.

Liquidity and Capital Resources

Our cash totaled $510,018 at December 31, 2010, as compared with $477,222 at December 31, 2009, an increase of $32,796. Net cash of $559,909 was provided by operations for the year ended December 31, 2010, primarily due to non cash depreciation and stock-based compensation expenses and the increase in accounts payable and amounts due to related parties. This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2010 was $753,113 resulting from capitalized application software costs and the purchase of new computer equipment and intangible assets, offset by a decrease in forward contract margin deposits. Net cash provide by financing activities for the year ended December 31, 2010 was $226,000 resulting from additional loans from Company management.

Our current liabilities include $441,446 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2011 are minimal.

As at December 31, 2010, long-term liabilities consist of $4,825,767 due to related parties as we do not expect to repay amounts owed to related parties during 2011. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404 (c).

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	68	Chairman of the Board

R. Keith Guelpa	64	President, Chief Executive Officer, and Director

David M. Shworan	43	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	44	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is also Chairman of the Board of Algae Biosciences Corporation and American Standard Energy Corporation; and a Director of several privately owned corporations. Formerly, Mr. Thompson was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. For almost 30 years previously, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for 5 years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

R. Keith Guelpa has served as our President and as a director of QuoteMedia, Inc. since 1999. Prior to 1999, Mr. Guelpa served as President and Chief Executive Officer of a number of companies in the technology and financial areas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2010, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2010 and 2009 earned by our Chief Executive Officer and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)
R. Keith Guelpa (3)	2010	$192,000	—	—	—	$192,000
Chief Executive Officer,	2009	$192,000	—	—	—	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2010	$350,000	—	$280,800	—	$630,000
Chief Executive Officer,	2009	$350,000	—	—	—	$350,000
QuoteMedia, Ltd.

Keith J. Randall (5)	2010	$132,000	—	$5,400	—	$137,400
Chief Executive Officer,	2009	$132,000	—	—	—	$132,000
QuoteMedia, Inc.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2010 and 2009 was accrued but not paid. In May 2010, we extended the term of a total of 5,200,000 options and warrants held by Mr. Shworan. The expiry dates of the options and warrants were extended by five years, and the exercise prices of the options and warrants remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the extended options and warrants.
(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”. In May 2010, we extended the term of 100,000 options held by Mr. Randall. The expiry dates of the options were extended by five years, and the exercise prices of the options remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the extended options.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Exercise Date
David M. Shworan	200,000	—	$0.07	17-May-2015
	2,000,000	—	$0.07	17-May-2015
	3,000,000	—	$0.07	17-May-2015
	2,400,000	—	$0.07	01-Aug-2015

Keith J. Randall	100,000	—		$0.07	17-May-2015
	50,000	—		$0.07	31-Jan-2015
	40,000	10,000	(1)	$0.07	12-Apr-2017
	50,000	—		$0.07	21-Dec-2017

(1)	Options vest equally over five years and will be fully vested December 2011.

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004. We expect that a new employment agreement for Mr. Guelpa will be executed in 2011. Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement. We expect that an employment agreement for Mr. Shworan will be executed in 2011. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our company or a change in the executive officers’ responsibilities following a change-in-control.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2010. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2010, computed in accordance with FASB ASC 718, Stock Compensation.

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

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 9, 2011 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers
David M. Shworan (3)	36,151,800	37.3%
R. Keith Guelpa (4)	7,741,061	8.7%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	702,006	0.8%

All directors and executive officers as a group	46,205,153	47.1%

5% Stockholders (7)	—	—

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 89,371,320 shares of common stock outstanding on March 9, 2011. The numbers and percentages shown include the shares of common stock actually owned as of March 9, 2011 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 9, 2011 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan’s wife. Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 5,741,061 shares of our common stock owned directly and 2,000,000 shares of our common stock owned by Mr. Guelpa’s wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.
(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 241,666 shares of common stock.
(7)	We are unaware of any stockholders who beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by stockholders	4,155,000	$0.11	5,922,653
Equity Compensation Plans not approved by stockholders	8,552,803	$0.07	N/A

Total	12,707,803	N/A	5,922,653

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2010, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

Presently, the number of shares of common stock that may be issued under the 2003 plan is equal to 10,000,000. As of December 31, 2010, 1,277,530 shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 4,567,470 options outstanding under the 2003 plan.

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

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2010, the loan balance due to Bravenet including accrued interest at 10% is $406,225.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2010. At December 31, 2010, the balance due to Bravenet for the unpaid purchase price is $186,798 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At December 31, 2010, the balance due to Bravenet for unpaid computer hosting and maintenance services is $332,427. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $11,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2010, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2010, the balance due to Harrison for unpaid office rent is $769,517. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2010, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $779,367 including accrued interest at 10% per annum.

At December 31, 2010, the Company owed $2,313,216 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. We do not expect to repay amounts due to related parties within the next twelve months. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2010 and 2009 by Hein & Associates LLP, our principal accountants, are as follows:

	2010	2009
Audit Fees	$65,771	$64,848
Audit-Related Fees	—	—
Tax Fees	1,420	—
All Other Fees	—	—

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

Date: March 29, 2011	QUOTEMEDIA, INC.

	By:	/s/ R. KEITH GUELPA
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. THOMPSON Robert J. Thompson	Chairman of the Board	March 29, 2011

/s/ DAVID M. SHWORAN David M. Shworan	Director	March 29, 2011

/s/ KEITH J. RANDALL Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2011

/s/ R. KEITH GUELPA R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2011

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quotemedia, Inc.

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. and subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ending December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 29, 2011

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2010	2009
ASSETS

Current assets:
Cash	$510,018	$477,222
Accounts receivable, net	376,426	466,663
Prepaid expenses	202,931	254,521
Other current assets	136,234	163,022

Total current assets	1,225,609	1,361,428

Deposits	24,166	26,301
Property and equipment, net	1,168,089	1,111,035
Intangible assets	213,487	185,674

Total assets	$2,631,351	$2,684,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,290,693	$963,749
Deferred revenue	441,446	428,577
Current portion of amounts due to related parties	—	984,348

Total current liabilities	1,732,139	2,376,674

Long-term portion of amounts due to related parties	4,825,767	2,630,867

Commitments (Note 10)

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,872,465	8,529,965
Accumulated deficit	(12,888,392)	(10,942,440)

Total stockholders’ deficit	(3,926,555)	(2,323,103)

Total liabilities and stockholders’ deficit	$2,631,351	$2,684,438

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2010	2009
LICENSING FEES	$7,804,805	$7,542,394

COST OF REVENUE	3,788,145	3,315,679

GROSS PROFIT	4,016,660	4,226,715

OPERATING EXPENSES

Sales and marketing	2,163,030	1,843,525
General and administrative	2,154,669	2,017,602
Software development	1,224,376	1,092,281

	5,542,075	4,953,408

OPERATING LOSS	(1,525,415)	(726,693)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	(12,620)	154,108
Interest expense (related party)	(404,521)	(308,536)

	(417,141)	(154,428)

LOSS BEFORE INCOME TAXES	(1,942,556)	(881,121)

Income tax expense	(3,396)	(3,066)

NET LOSS	$(1,945,952)	$(884,187)

LOSS PER SHARE

Basic and diluted loss per share	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2010 and 2009

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2009	89,371,320	$89,372	$8,384,859	$(10,058,253)	$(1,584,022)
Stock-based compensation	—	—	145,106	—	145,106
Net loss	—	—	—	(884,187)	(884,187)

Balance, December 31, 2009	89,371,320	$89,372	$8,529,965	$(10,942,440)	$(2,323,103)

Stock-based compensation	—	—	342,500	—	342,500
Net loss	—	—	—	(1,945,952)	(1,945,952)

Balance, December 31, 2010	89,371,320	$89,372	$8,872,465	$(12,888,392)	$(3,926,555)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2010	2009
OPERATING ACTIVITIES

Net loss	$(1,945,952)	$(884,187)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	683,246	575,154
Bad debt expense	127,221	83,333
Stock-based compensation expense	342,500	145,106
Noncash barter revenue	(360,000)	(360,000)
Noncash barter advertising expense	360,000	360,000
Changes in assets and liabilities:
Accounts receivable	(36,984)	(232,006)
Prepaid expenses	51,590	27,408
Other current assets	11,788	(95,791)
Deposits	2,135	(3,303)
Accounts payable and amounts due to related parties	1,311,496	963,111
Deferred revenue	12,869	(18,669)

Net cash provided by operating activities	559,909	560,156

INVESTING ACTIVITIES

Purchase of fixed assets	(41,270)	(125,803)
Purchase of intangible assets	(34,729)	—
Capitalized application software	(692,114)	(547,505)
Forward contract margin deposit	15,000	53,750

Net cash used in investing activities	(753,113)	(619,558)

FINANCING ACTIVITIES

Loans from related parties	226,000	—

Net cash provided by financing activities	226,000	—

Net increase (decrease) in cash	32,796	(59,402)

Cash, beginning of year	477,222	536,624

Cash, end of year	$510,018	$477,222

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

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $73,430 as at December 31, 2010 and 2009, respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2010 and 2009 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2010 and 2009 was comprised as follows:

	2010	2009
Sales and marketing	$288,180	$69,212
General and administrative	7,591	12,474
Software development	46,729	63,420

Total stock-based compensation	$342,500	$145,106

At December 31, 2010 there was $7,525 of unrecognized compensation cost related to non vested share-based payments which is expected to be recognized over a weighted-average period of 0.85 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
Expected dividend yield	—	—
Expected stock price volatility	176%	215%
Risk-free interest rate	4%	4%
Expected life of options	2.5	2.6
Weighted average fair value of options granted	$0.12	$0.06

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2010, the Company recorded Canadian income tax expense of $3,396. In 2009 the Company recorded Canadian income tax expense of $3,066 (see note 7).

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

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,224,376 and $1,092,281 in software development costs during the years ended December 31, 2010 and 2009, respectively (see note 3).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l) Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed-upon fee schedules with our customers. The Company accounts for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

m) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash-based revenue in any period. Unused advertising credits are reflected as prepaid expenses. As at December 31, 2010, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2010 and 2009:

	2010	2009
Barter revenue earned	$360,000	$360,000
Advertising credits expensed	360,000	360,000

n) Financial instruments

Financial instruments consist principally of cash, accounts receivables, foreign exchange forward contracts, accounts payable and notes payable. We believe that that the fair value of financial instruments approximates the recorded book value of those instruments due to the short-term nature of the instruments, or stated interest rates that approximate market interest rates. Forward contract fair value is disclosed in Note 6 a).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o) Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to ASC topic 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were adopted January 1, 2010 and did not have an impact on our consolidated financial statements. Disclosures related to Level 3 fair value measurements are effective January 1, 2011, and are not expected to have any impact on our consolidated financial statements.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. LIQUIDITY

The Company has an accumulated deficit of $12,888,392, and for the year ended December 31, 2010 had a net loss of $1,945,952. As a result, there are concerns about the liquidity of our company at December 31, 2010. The following discussion addresses those concerns.

Net cash of $559,909 was provided by operating activities, and although we have a working capital deficit of $506,530 as at December 31, 2010, current liabilities include $441,446 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2011 are minimal.

As at December 31, 2010, long-term liabilities consist of $4,825,767 due to related parties as we do not expect to repay amounts owed to related parties during 2011. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2011.

3. PROPERTY AND EQUIPMENT

As at December 31,	2010	2009
Computer equipment	$501,049	$464,994
Office furniture and equipment	65,583	64,783
Leasehold improvements	40,062	35,647
Capitalized application software	2,588,933	1,896,819

Total property and equipment	3,195,627	2,462,243
Less: accumulated depreciation	(2,027,538)	(1,351,208)

Property and equipment, net	$1,168,089	$1,111,035

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010 and 2009, the Company capitalized $692,114 and $547,505 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2010 and 2009, amortization expenses associated with the internally developed application software was $566,841 and $476,965 respectively. At December 31, 2010, the remaining book value of the capitalized application software was $971,517.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2010 and 2009 was $109,489 and $92,001 respectively.

4. INTANGIBLE ASSETS

As at December 31,	2010	2009
Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	104,985	70,256
Domain names	10,652	10,652

	125,637	90,908

Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	110,000

Total intangible assets	235,637	200,908
Less: accumulated amortization	(22,150)	(15,234)

Intangible assets, net	$213,487	$185,674

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $6,917 and $6,188 for the years ended December 31, 2010 and 2009, respectively. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2010 we have not had any goodwill impairment.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Current	Non current	Current	Non current
Purchase of business unit	$—	$186,798	$161,164	$—
Computer hosting services		332,427	268,057	—
Office rent	—	769,517	537,851	—
Other	—	38,217	17,276	—
Loan	—	406,225	—	186,714
Lead generation services	—	779,367	—	705,493
Due to management	—	2,313,216	—	1,738,660

	$—	$4,825,767	$984,348	$2,630,867

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2010, the loan balance due to Bravenet including accrued interest at 10% is $406,225.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2010. At December 31, 2010, the balance due to Bravenet for the unpaid purchase price is $186,798 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At December 31, 2010, the balance due to Bravenet for unpaid computer hosting and maintenance services is $332,427. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $11,000 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2010, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2010, the balance due to Harrison for unpaid office rent is $769,517. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2010, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $779,367 including accrued interest at 10% per annum.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the Company owed $2,313,216 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. We do not expect to repay amounts due to related parties within the next twelve months. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009 consistent with the fair value hierarchy provisions of FASB ASC 820:

	December 31, 2010			December 31, 2009
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
Description	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$—	$—	$—	$51,040	$—	$51,040
Forward Contracts, net (2)	—	—	—	—	58,877	58,877

Total Assets	$—	$—	$—	$51,040	$58,877	$109,917

(1)	Included in cash and equivalents
(2)	Included in other current assets

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars, therefore changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, from time to time we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. We do not enter into foreign exchange forward contracts for trading purposes.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2010		December 31, 2009
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$—	$—	$300,000	$58,877

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. We had no margin deposits related to forward contracts at December 31, 2010. Margin deposits totaling $15,000 are included in other current assets on our December 31, 2009 balance sheet.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Tax provision (benefit) at the statutory rate of 34%	$(660,469)	$(299,581)
State income taxes, net of federal income tax	(59,361)	(26,925)
Stock-based compensation	116,450	49,152
Change in NOL	7,679	22,195
Change in valuation allowance and other	595,701	255,159
Canadian income tax expense (benefit)	3,396	3,066

Income tax expense (benefit)	$3,396	$3,066

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2010, the Company recorded Canadian income tax expense of $3,396. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $8,900,000 and $2,700,000 which expire in varying amounts through the year 2030.

The components of our deferred tax asset (liabilities) at December 31, 2010 and 2009 are as follows:

	2010	2009
Tax effect of net operating loss carryforward	$3,117,000	$2,818,000
Accrued liabilities	1,312,000	982,000
Property & equipment	(40,000)	(48,000)
Capitalized software	(360,000)	(315,000)
Other	27,000	6,000
Less valuation allowance	(4,056,000)	(3,443,000)

Net deferred tax asset	$—	$—

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $613,000 for the year ended December 31, 2010.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2010) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

8. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non designated preferred shares at the Board of Directors’ discretion. As at December 31, 2010 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the year ended December 31, 2010.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c) Stock option plan

We have stock option plans whereby shares of our common stock may be issued pursuant to the exercise of stock options granted to employees, officers, directors, advisors, and our independent contractors. The exercise price of the common stock underlying an option will be determined by the Board of Directors or compensation committee and may be equal to, greater than, or less than the market value of our common stock at the date of grant but in no event less than 50% of such market value. The options generally vest in one to four years unless, at the discretion of the Board of Directors, alternative vesting methods are allowed. The term of each option is determined at the time of grant and may extend to a maximum of ten years. At December 31, 2010, we had reserved 12,500,000 options for issuance under the stock option plan. Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2010 and 2009:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2008	13,727,803	$0.17

Granted under company stock option plan	3,405,000	$0.07
Warrants granted	6,552,803	$0.07
Stock options forfeited/expired	(3,425,000)	$0.19
Warrants forfeited/expired	(7,552,803)	$0.18

Outstanding at December 31, 2009	12,707,803	$0.08

Granted under company stock option plan	300,000	$0.07
Warrants granted	5,000,000	$0.07
Stock options forfeited/expired	(300,000)	$0.07
Warrants forfeited/expired	(5,000,000)	$0.07

Outstanding at December 31, 2010	12,707,803	$0.08

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock option and warrant activity for the years ended December 31, 2010 and 2009:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2008	1,909,467	$0.19

Granted during the period	4,722,803	$0.07
Vested during the period	(5,192,388)	$0.09
Forfeited during the period	(1,094,465)	$0.19

Non-vested stock options and warrants at December 31, 2009	345,417	$0.07

Granted during the period	—	n/a
Vested during the period	(305,000)	$0.07
Forfeited during the period	—	n/a

Non-vested stock options and warrants at December 31, 2010	40,417	$0.07

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
	Number Outstanding at December, 31 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.05-0.10	12,207,803	4.57	$0.07	12,167,386	$0.07
$0.11-0.40	500,000	3.88	$0.40	500,000	$0.40

On May 17, 2010, the Company’s Board of Directors and Compensation Committee authorized extending the term of a total of 5,300,000 options and warrants held by certain executives of the Company. The expiry dates of the options and warrants were extended by five years. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $286,200 that was recognized in full in May 2010.

As at December 31, 2010 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 the aggregate intrinsic value of options and warrants outstanding was $366,634. The aggregate intrinsic value of options and warrants exercisable was $365,422. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2010 and 2009, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2010	2009
Numerator:
Net loss	$(1,945,952)	$(884,187)

Denominator:
Weighted average shares outstanding – basic and diluted	89,371,320	89,371,320

Loss per share – basic and diluted	$(0.02)	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	12,707,803	12,707,803

10. COMMITMENTS

We have office lease commitments totaling $304,502 in 2011, $242,849 in 2012, $244,103 in 2013, $251,372 in 2014 and $149,108 in 2015.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2010	2009
Cash paid for Interest	$1,069	$1,610

Cash received for Interest	—	48

Cash paid for taxes	—	—