Form 10-Q
period 2011-03-31
QUOTEMEDIA  INC
filed 2011-05-13
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to _________

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

The Registrant has 89,371,320 shares of common stock outstanding as at May 10, 2011.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash	$371,176	$510,018
Accounts receivable, net	370,901	376,426
Prepaid expenses	218,230	202,931
Other current assets	154,248	136,234

Total current assets	1,114,555	1,225,609

Deposits	25,490	24,166
Property and equipment, net	1,176,048	1,168,089
Intangible assets	211,505	213,487

Total assets	$2,527,598	$2,631,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,293,350	$1,290,693
Deferred revenue	440,908	441,446

Total current liabilities	1,734,258	1,732,139

Long-term portion of amounts due to related parties	5,116,401	4,825,767

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,874,859	8,872,465
Accumulated deficit	(13,287,292)	(12,888,392)

Total stockholders’ deficit	(4,323,061)	(3,926,555)

Total liabilities and stockholders’ deficit	$2,527,598	$2,631,351

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
LICENSING FEES	$2,029,783	$2,003,003

COST OF REVENUE	973,374	923,595

GROSS PROFIT	1,056,409	1,079,408

OPERATING EXPENSES

Sales and marketing	471,564	508,296
General and administrative	524,492	601,775
Software development	288,067	280,444

	1,284,123	1,390,515

OPERATING LOSS	(227,714)	(311,107)

OTHER INCOME AND (EXPENSE)

Foreign exchange loss	(45,200)	(2,785)
Interest expense (related party)	(125,479)	(92,573)

	(170,679)	(95,358)

LOSS BEFORE INCOME TAXES	(398,393)	(406,465)

Income tax expense	(507)	(672)

NET LOSS	$(398,900)	$(407,137)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
Operating activities:

Net loss	$(398,900)	$(407,137)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	175,318	165,877
Bad debt expense	18,453	28,422
Stock-based compensation expense	2,394	14,070
Noncash advertising revenue	(90,000)	(90,000)
Noncash barter advertising expense	90,000	90,000
Changes in assets and liabilities:
Accounts receivable	(12,928)	66,546
Prepaid expenses	(15,299)	10,987
Other current assets	(18,014)	38,657
Deposits	(1,324)	(747)
Accounts payable and amounts due to related parties	293,291	367,478
Deferred revenue	(538)	(28,368)

Net cash provided by operating activities	42,453	255,785

Investing activities:

Purchase of fixed assets	(3,989)	(12,529)
Capitalized application software	(177,306)	(162,202)
Forward contract margin deposit	—	(7,500)

Net cash used in investing activities	(181,295)	(182,231)

Net increase (decrease) in cash	(138,842)	73,554

Cash and equivalents, beginning of period	510,018	477,222

Cash and equivalents, end of period	$371,176	$550,776

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2011 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2010 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 30, 2011.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to ASC topic 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements were adopted January 1, 2010 and did not have an impact on our consolidated financial statements. Disclosures related to Level 3 fair value measurements were adopted January 1, 2011, and did not have any impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was adopted January 1, 2011, and did not have an impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends ASC Topic 985, Software. ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. ASU 2009-14 was adopted January 1, 2011, and did not have an impact on our consolidated financial statements.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at March 31, 2011 or December 31, 2010.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We account for derivatives and hedging activities in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

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

4. RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Current	Non-current	Current	Non-current
Purchase of business unit	$—	$196,961	$—	$186,798
Computer hosting services	—	374,901	—	332,427
Office rent	—	824,574	—	769,517
Other	—	41,960	—	38,217
Loan	—	422,305	—	406,225
Lead generation services	—	799,015	—	779,367
Due to Management	—	2,456,685	—	2,313,216

	$—	$5,116,401	$—	$4,825,767

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the March 31, 2011 balance sheet date. Our related party creditors have agreed to these repayment terms.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2011 and 2010 was comprised as follows:

	Three months ended March 31,
	2011	2010
Sales and marketing	$1,845	$1,845
General and administrative	549	549
Software development	—	11,676

Total stock-based compensation	$2,394	$14,070

At March 31, 2011 there was $5,131 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.66 years.

There was no stock option and warrant activity for the three months ended March 31, 2011. As of March 31, 2011 there were a total of 12,707,803 options and warrants outstanding at a weighted average exercise price of $0.08.

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2011:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2010	40,417	$0.07
Granted during the period	—	n/a
Vested during the period	(13,750)	$0.07
Forfeited during the period	—	n/a

Non-vested stock options and warrants at March 31, 2011	26,667	$0.07

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.05-0.10	12,207,803	4.32	$0.07	12,181,136	$0.07
$0.11-0.40	500,000	3.64	$0.40	500,000	$0.40

As at March 31, 2011 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2011 the options and warrants outstanding and the options and warrants exercisable had no intrinsic value. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

6. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended March 31, 2011 and 2010, respectively. There were 12,707,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2011 and 2010 because they were anti-dilutive.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. SUBSEQUENT EVENTS

In April 2011, we borrowed $200,000 from Bravenet Web Services, Inc. (“Bravenet”) with interest calculated at the rate of 10% per annum. The loan is expected to be repaid in equal monthly installments beginning January 2012. The Chief Executive Officer of Quotemedia, Ltd. is a control person of Bravenet.

Also in April 2011, the Company’s Board of Directors and Compensation Committee authorized a reduction of the exercise price of a total of 12,207,803 stock options and warrants granted to employees and directors. The new exercise price for those options and warrants were fixed at $0.036 per share, which was the market price of the Company’s Common Stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. The repricing of the options and warrants will be accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards will result in additional stock-based compensation expenses totaling $31,475 that will be recognized in April 2011.

ITEM 2.	Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

Overview

We are a developer of financial software and a distributor of market data and research information to stock exchanges, online brokerages, clearing firms, banks, media properties, public companies and financial service corporations worldwide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market related information provisioning requirements.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue. We expect that uncertainty with respect to spending on financial information and related services will persist in 2011. While in some areas the anticipated impact of current trends may lead to a decision to reduce demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years.

Plan of operation

Our plan of operation for 2011 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines. We have a plan in place for 2011 to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate. We anticipate that based on product deployments that are completed or near completion, we will see pronounced improvement in our revenue growth starting in the second quarter of 2011.

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

Results of Operations

Revenue

	2011	2010	Change ($)	Change (%)
Three months ended March 31,
Licensing revenue	$2,029,783	$2,003,003	$26,780	1%

Licensing revenue has increased 1% when comparing the three months ended March 31, 2011 and 2010. The increase is a result of sales growth from licensing our Interactive Content and Data Applications, offset by a net decrease in Portfolio Management System revenue.

Interactive Content and Data Application revenue increased $88,458 (9%) when comparing the three month period ended March 31, 2011 and 2010. The increase is due to an increase in the average value of Interactive Content and Data Application client contracts, as we signed several large-scale clients since the comparable period – most notably the Toronto Stock Exchange.

Our Portfolio Management System revenue decreased by a net of $61,678 (6%) when comparing the three month periods ended March 31, 2011 and 2010. The number of corporate Quotestream subscribers decreased in the first quarter of 2011, resulting in a $100,603 (14%) decrease from the comparative period. This was offset by an increase in our individual Quotestream revenue of $38,925 (15%) from the comparative period, resulting from an increase in average subscriber revenue. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 for the three months ended March 31, 2011 and 2010.

Cost of Revenue and Gross Profit Summary

	2011	2010	Change ($)	Change (%)
Three months ended March 31,
Cost of revenue	$973,374	$923,595	$49,779	5%
Gross profit	$1,056,409	$1,079,408	$(22,999)	(2%	)
Gross margin %	52%	54%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 5% when comparing the three month periods ended March 31, 2011 and 2010. The increase is primarily due to an increase in variable stock exchange fees associated with our individual Quotestream subscribers who, on average, subscribed to more stock exchanges data in the current period than in the comparative period. This is consistent with the increase in average individual subscriber revenue discussed above. The increase in variable stock exchange fees is also due to new NASDAQ fees introduced in 2011 for Interactive Content and Data Application clients displaying NASDAQ Mutual Funds and Indices data.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 52% for the three month period ended March 31, 2011 from 54% in the respective comparative period in 2010.

Operating Expenses Summary

	2011	2010	Change ($)	Change (%)
Three months ended March 31,
Sales and marketing	$471,564	$508,296	$(36,732)	(7%)
General and administrative	524,492	601,775	(77,283)	(13%)
Software development	288,067	280,444	7,623	3%

Total operating expenses	$1,284,123	$1,390,515	$(106,392)	(8%)

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $36,732 (7%) for the three month period ended March 31, 2011 when compared to the same period in 2010.

The decrease from the comparative period is primarily due to a decrease in salary expense for sales personnel, due to a decrease in the number of sales personnel from the comparative period. Included in sales and marketing expense is $90,000 in non-cash advertising costs incurred in the three month periods ended March 31, 2011 and 2010. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $77,283 (13%) for the three month period ended March 31, 2011 when compared to the same period in 2010. The decrease is due to accruals made for potential tax penalties in the first quarter of 2010, as well as a decrease in salary expense due to a decrease in the number of administrative personnel from the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $7,623 (3%) for the three month period ended March 31, 2011 when compared to the same period in 2010. The increase is due to a slight increase in salary expense for software development personnel, offset by an increase in the amount of capitalized development costs.

The increase in salary expense for development personnel was due primarily to the appreciation from the comparative period of the Canadian dollar compared to the U.S. dollar, as salary expenses for development personnel are incurred primarily in Canadian dollars.

We capitalized $177,306 of development costs for the three months ended March 31, 2011, compared to $162,202 for the same period in 2010. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2011	2010
Three months ended March 31,
Foreign exchange loss	$(45,200)	$(2,785)
Interest expense	(125,479)	(92,573)

Total other income and (expenses)	$(170,679)	$(95,358)

Foreign Exchange Gain (Loss)

We recognized foreign exchange loss of $45,200 for the three month period ended March 31, 2011, compared to foreign exchange loss of $2,785 for the same period in 2010. Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange loss for the three month period ended March 31, 2011 is primarily due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2011 due to additional borrowings compared to the same period in 2010. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three month period ended March 31, 2011, the Company recorded Canadian income tax expense of $507, compared to $672 in the comparative period in 2010.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2011 was $398,900 or $(0.00) per share compared to a net loss of $407,137 or $(0.00) per share for the three months ended March 31, 2010.

Liquidity and Capital Resources

Our cash totaled $371,176 at March 31, 2011, as compared with $510,018 at December 31, 2010, a decrease of $138,842. Net cash of $42,453 was provided by operations for the three months ended March 31, 2011, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2011 was $181,295 resulting from capitalized application software costs, the purchase of new computer equipment, and the increase in forward contract margin deposits. There were no financing activities for the three month period ended March 31, 2011.

For the three months ended March 31, 2011 we had a net loss of $398,900, and at March 31, 2011 we had a net working capital deficit of $619,703, which represented current assets minus current liabilities. Our current liabilities include deferred revenue of $440,908. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our working capital deficit raises doubt about the Company’s ability to continue as a going concern. To address these concerns, we have a plan in place for 2011 to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that are completed or near completion, we will see pronounced improvement in our revenue growth starting in the second quarter of 2011. Our long term liabilities include $5,116,401 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2011 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

QUOTEMEDIA, INC. Dated: May 13, 2011

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, Chief Financial Officer (Principal Accounting Officer)