Form 10-Q
period 2011-06-30
QUOTEMEDIA INC
filed 2011-08-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has 89,371,320 shares of common stock outstanding as at August 8, 2011.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$455,925	$510,018
Accounts receivable, net	486,204	376,426
Prepaid expenses	235,735	202,931
Other current assets	171,298	136,234

Total current assets	1,349,162	1,225,609

Deposits	25,383	24,166
Property and equipment, net	1,158,295	1,168,089
Goodwill	110,000	110,000
Intangible assets	99,881	103,487

Total assets	$2,742,721	$2,631,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,066,875	$1,290,693
Deferred revenue	642,407	441,446

Total current liabilities	1,709,282	1,732,139

Long-term portion of amounts due to related parties	5,564,828	4,825,767

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,908,424	8,872,465
Accumulated deficit	(13,529,185)	(12,888,392)

Total stockholders’ deficit	(4,531,389)	(3,926,555)

Total liabilities and stockholders’ deficit	$2,742,721	$2,631,351

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$2,203,107	$1,918,472	$4,232,890	$3,921,475

Cost of revenue	1,029,011	973,774	2,002,385	1,897,369

Gross profit	1,174,096	944,698	2,230,505	2,024,106

Operating expenses
Sales and marketing	508,473	775,180	980,037	1,248,554
General and administrative	461,209	580,044	985,701	1,181,819
Software development	315,670	308,694	603,737	624,060

	1,285,352	1,663,918	2,569,475	3,054,433

Operating loss	(111,256)	(719,220)	(338,970)	(1,030,327)

Other income and (expense)

Foreign exchange gain (loss)	4,561	34,354	(40,639)	31,569
Interest expense (related party)	(134,682)	(98,637)	(260,161)	(191,210)

	(130,121)	(64,283)	(300,800)	(159,641)

Loss before income taxes	(241,377)	(783,503)	(639,770)	(1,189,968)

Provision for income taxes	(516)	(778)	(1,023)	(1,450)

Net loss	$(241,893)	$(784,281)	$(640,793)	$(1,191,418)

Loss per share

Basic and diluted loss per share	(0.00)	(0.01)	(0.01)	(0.01)

Weighted average shares outstanding

Basic and diluted	89,371,320	89,371,320	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2011	2010
Operating activities:

Net loss	$(640,793)	$(1,191,418)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	349,970	334,171
Bad debt expense	24,960	93,699
Stock-based compensation expense	35,959	314,340
Noncash barter revenue	(180,000)	(180,000)
Noncash barter advertising expense	180,000	180,000
Changes in assets and liabilities:
Accounts receivable	(134,738)	31,750
Prepaid expenses	(32,804)	9,930
Other current assets	(35,064)	45,619
Deposits	(1,217)	(32,639)
Accounts payable and amounts due to related parties	315,243	605,543
Deferred revenue	200,961	19,813

Net cash provided by operating activities	82,477	230,808

Investing activities:
Purchase of fixed assets	(4,903)	(28,594)
Capitalized application software	(331,667)	(339,574)
Forward contract margin deposit	—	(20,000)

Net cash used in investing activities	(336,570)	(388,168)

Financing activities:
Loans from related parties	200,000	—

Net cash provided by financing activities	200,000	—
Net decrease in cash	(54,093)	(157,360)

Cash and equivalents, beginning of period	510,018	477,222

Cash and equivalents, end of period	$455,925	$319,862

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2011 through the filing of this report.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Accounting Pronouncements

Recent Accounting Pronouncements

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at June 30, 2011 or December 31, 2010.

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

4. RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Purchase of business unit	$201,038	$186,798
Computer hosting services	406,940	332,427
Office rent	846,370	769,517
Other	46,106	38,217
Loan	635,346	406,225
Lead generation services	819,157	779,367
Due to Management	2,609,871	2,313,216

	$5,564,828	$4,825,767

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the June 30, 2011 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2011 and 2010 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales and marketing	$24,576	$282,645	$26,421	$284,490
General and administrative	3,239	5,949	3,788	6,498
Software development	5,750	11,676	5,750	23,352

Total stock-based compensation	$33,565	$300,270	$35,959	$314,340

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2011 there was $3,041 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.50 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected dividend yield	—	—	—	—
Expected stock price volatility	187%	176%	187%	176%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	2.1 years	2.5 years	2.1 years	2.5 years
Weighted average fair value of options and warrants granted	$0.03	$0.12	$0.03	$0.12

The following table represents stock option and warrant activity for the six months ended June 30, 2011:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2010	12,707,803	$0.08

Granted under company stock option plan	3,655,000	$0.04
Warrants granted	8,552,803	$0.04
Stock options canceled	(3,655,000)	$0.07
Warrants canceled	(8,552,803)	$0.07

Outstanding at June 30, 2011	12,707,803	$0.05

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes our non-vested stock option and warrant activity for the six months ended June 30, 2011:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2010	40,417	$0.07
Granted during the period	19,792	$0.04
Vested during the period	(25,417)	$0.06
Forfeited during the period	(19,792)	$0.07

Non-vested stock options and warrants at June 30, 2011	15,000	$0.04

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.05-0.10	12,207,803	4.07	$0.04	12,192,803	$0.04
$0.11-0.40	500,000	3.39	$0.40	500,000	$0.40

In April 2011, the Company’s Board of Directors and Compensation Committee authorized a reduction of the exercise price of a total of 12,207,803 stock options and warrants granted to employees and directors. The new exercise price for those options and warrants was fixed at $0.036 per share, which was the market price of the Company’s common stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. The repricing of the options and warrants will be accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $31,475 that was recognized in full in April 2011.

As at June 30, 2011 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2011 the aggregate intrinsic value of options and warrants outstanding was $170,909. The aggregate intrinsic value of options and warrants exercisable was $170,699. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.01) per share for the three months ended June 30, 2011 and 2010, respectively. The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the six months ended June 30, 2011 and 2010, respectively. There were 12,707,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2011 and 2010 because they were anti-dilutive.

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

Overview

We are a developer of financial software and a distributor of market data and research information to stock exchanges, online brokerages, clearing firms, banks, media properties, public companies and financial service corporations worldwide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market-related information provisioning requirements.

We have three general product lines: Data Feed Services, Interactive Content and Data Applications, and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data and request-based market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution to be offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide.

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

Our Portfolio Management Systems consist of Quotestream Desktop, Quotestream Professional, Quotestream Wireless, Quotestream Mobile and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional level experience to non-professional users.

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

Quotestream Wireless and Mobile are true companion products to the Quotestream desktop products (Quotestream and Quotestream Professional) – any changes made to portfolios in either the desktop or wireless application are automatically reflected in the other.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue. We expect that uncertainty with respect to spending on financial information and related services will persist for the remainder of 2011. While in some areas the anticipated impact of current trends may lead to a decision to reduce demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years.

Plan of operation

Our plan of operation for the remainder of 2011 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines. We have a plan in place for 2011 to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate. We anticipate that based on product deployments that have been recently completed or are near completion, we will continue to see revenue growth for the remainder of 2011.

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

Results of Operations

Revenue

	2011	2010	Change ($)	Change (%)
Three months ended June 30,

Licensing revenue	$2,203,107	$1,918,472	$284,635	15%

Six months ended June 30,

Licensing revenue	$4,232,890	$3,921,475	$311,415	8%

Licensing revenue has increased 15% and 8% when comparing the three and six months ended June 30, 2011 and 2010. The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $176,729 (18%) and $265,188 (13%) when comparing the three and six month periods ended June 30, 2011 and 2010. The increases are due to an increase in the number and average value of Interactive Content and Data Application client contracts, as we signed several large-scale clients since the comparable periods – most notably the Toronto Stock Exchange.

Our Portfolio Management System revenue increased by a total of $107,906 (11%) and $46,227 (2%) when comparing the three and six month periods ended June 30, 2011 and 2010. Corporate Quotestream revenue increased $45,368 (7%) and decreased $55,236 (4%) for the three and six months periods ended June 30, 2011 from the comparative periods in 2010. The increase for the three months ended June 30, 2011 is due to new contracts signed with the Toronto Stock Exchange and other large-scale clients in the second quarter of 2011. The decrease for the six months ended June 30, 2011 is due to a decrease in corporate Quotestream subscribers in the first quarter of 2011.

Individual Quotestream revenue increased $62,538 (24%) and $101,463 (19%) from the comparative periods in 2010, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $180,000 for the three and six month periods ended June 30, 2011 and 2010.

Cost of Revenue and Gross Profit Summary

	2011	2010	Change ($)	Change (%)
Three months ended June 30,

Cost of revenue	$1,029,011	$973,774	$55,237	6%
Gross profit	$1,174,096	$944,698	$229,398	24%
Gross margin %	53%	49%

Six months ended June 30,

Cost of revenue	$2,002,385	$1,897,369	$105,016	6%
Gross profit	$2,230,505	$2,024,106	$206,399	10%
Gross margin %	53%	52%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 6% when comparing the three and six month periods ended June 30, 2011 and 2010. The increases are primarily due to an increase in variable stock exchange fees associated with our individual Quotestream subscribers who, on average, subscribed to more stock exchange data in the current periods than in the comparative periods. This is consistent with the increase in average individual subscriber revenue discussed above. The increase in variable stock exchange fees is also due to new NASDAQ fees introduced in 2011 for Interactive Content and Data Application clients displaying NASDAQ Mutual Funds and Indices data.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 53% for the three and six month periods ended June 30, 2011 from 49% and 52% in the respective comparative periods in 2010. The gross margin attributed to Interactive Content and Data Application revenue is higher than Portfolio Management System revenue due to the stock exchange fees associated with Portfolio Management System revenue. The increases in gross margins from the comparatives periods are therefore due to a change in our revenue mix, as most of our revenue growth from the prior periods was from Interactive Content and Data Application revenue.

Operating Expenses Summary

	2011	2010	Change ($)	Change (%)
Three months ended June 30,

Sales and marketing	$508,473	$775,180	$(266,707)	(34%)
General and administrative	461,209	580,044	(118,835)	(20%)
Software development	315,670	308,694	6,976	2%

Total operating expenses	$1,285,352	$1,663,918	$(378,566)	(23%)

Six months ended June 30,

Sales and marketing	$980,037	$1,248,554	$(268,517)	(22)%
General and administrative	985,701	1,181,819	(196,118)	(17)%
Software development	603,737	624,060	(20,323)	(3)%

Total operating expenses	$2,569,475	$3,054,433	$(484,958)	(16)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $266,707 (34%) and $268,517 (22%) for the three and six month periods ended June 30, 2011 when compared to the same periods in 2010.

The decrease from the comparative period is primarily due to $270,000 in stock-based compensation expense recognized in the second quarter of 2010 as a result of extending the terms of stock options and warrants held by an executive of the Company. Included in sales and marketing expense are $90,000 and $180,000 in non-cash advertising costs incurred in the three and six month periods ended June 30, 2011 and 2010. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $118,835 (20%) and $196,118 (17%) for the three and six month periods ended June 30, 2011 when compared to the same periods in 2010. The decreases are due to nonrecurring accruals for potential tax penalties made in the comparative periods in 2010, as well as a decrease in bad debt expense in 2011 from the comparative periods in 2010. The decreases are also due to a decrease in salary expense resulting from a reduction in administrative personnel from the comparative periods in 2010.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses for the three month period ended June 30, 2011 were comparable to the same period in 2010, increasing slightly by $6,976 (2%).

Software development expenses decreased $20,323 (3%) for the six month period ended June 30, 2011 when compared to the same period in 2010, primarily due to a decrease in stock-based compensation expense.

We capitalized $154,360 and $331,667 of development costs for the three and six months ended June 30, 2011, compared to $177,371 and 339,574 for the same periods in 2010. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2011	2010
Three months ended June 30,

Foreign exchange gain (loss)	$4,561	$34,354
Interest expense	(134,682)	(98,637)

Total other income and (expenses)	$(130,121)	$(64,283)

Six months ended June 30,

Foreign exchange gain (loss)	$(40,639)	$31,569
Interest expense	(260,161)	(191,210)

Total other income and (expenses)	$(300,800)	$(159,641)

Foreign Exchange Gain (Loss)

Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

We recognized foreign exchange gain of $4,561 for the three month period ended June 30, 2011, compared to foreign exchange gain of $34,354 for the same period in 2010. The foreign exchange gain for the three month period ended June 30, 2011 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated slightly versus the Canadian dollar from March 31, 2011 to June 30, 2011.

We recognized foreign exchange loss of $40,639 for the six month period ended June 30, 2011, compared to foreign exchange gain of $31,569 for the same period in 2010. The foreign exchange loss for the six month period ended June 30, 2011 is due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and as the U.S. dollar depreciated versus the Canadian dollar from December 31, 2010 to June 30, 2011.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six months ended June 30, 2011 due to additional borrowings compared to the same period in 2010. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and six month periods ended June 30, 2011, the Company recorded Canadian income tax expense of $516 and $1,023, compared to $778 and $1,450 in the comparative periods in 2010.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2011 was $(241,893) or $(0.00) per share compared to a net loss of $(784,281) or $(0.01) per share for the three months ended June 30, 2010. The net loss for the six months ended June 30, 2011 was $(640,793) or $(0.01) per share compared to a net loss of $(1,191,418) or $(0.01) per share for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our cash totaled $455,925 at June 30, 2011, as compared with $510,018 at December 31, 2010, a decrease of $54,093. Net cash of $82,477 was provided by operations for the six months ended June 30, 2011, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the six months ended June 30, 2011 was $336,570 resulting from capitalized application software costs and the purchase of new computer equipment. Net cash provided by financing activities for the six months ended June 30, 2011 was $200,000 resulting from additional loans from Company management.

For the six months ended June 30, 2011 we had a net loss of $640,793, and at June 30, 2011 we had a net working capital deficit of $360,120, which represented current assets minus current liabilities. Our working capital deficit raises doubt about the Company’s ability to continue as a going concern. To address these concerns, we have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that have recently been completed and are near completion, we will continue to see revenue growth for the next 12 months. Our current liabilities include deferred revenue of $642,407. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $5,564,828 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2011 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: August 12, 2011

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)