Form 10-Q
period 2011-09-30
QUOTEMEDIA INC
filed 2011-11-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Registrant has 89,371,320 shares of common stock outstanding as at November 4, 2011.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$371,128	$510,018
Accounts receivable, net	507,021	376,426
Prepaid expenses	223,587	202,931
Other current assets	191,719	136,234

Total current assets	1,293,455	1,225,609

Deposits	24,064	24,166
Property and equipment, net	1,190,020	1,168,089
Goodwill	110,000	110,000
Intangible assets	98,436	103,487

Total assets	$2,715,975	$2,631,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$925,755	$1,290,693
Deferred revenue	646,735	441,446

Total current liabilities	1,572,490	1,732,139

Long-term portion of amounts due to related parties	5,678,617	4,825,767

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,909,942	8,872,465
Accumulated deficit	(13,534,446)	(12,888,392)

Total stockholders’ deficit	(4,535,132)	(3,926,555)

Total liabilities and stockholders’ deficit	$2,715,975	$2,631,351

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$2,330,479	$1,929,946	$6,563,369	$5,851,421

Cost of revenue	1,053,454	942,825	3,055,839	2,840,194

Gross profit	1,277,025	987,121	3,507,530	3,011,227

Operating expenses
Sales and marketing	477,206	470,471	1,457,243	1,719,025
General and administrative	468,159	503,802	1,453,860	1,685,621
Software development	278,291	301,762	882,028	925,822

	1,223,656	1,276,035	3,793,131	4,330,468

Operating profit (loss)	53,369	(288,914)	(285,601)	(1,319,241)

Other income and (expense)

Foreign exchange gain (loss)	83,162	(8,863)	42,523	22,706
Interest expense (related party)	(141,281)	(102,999)	(401,442)	(294,209)
	(58,119)	(111,862)	(358,919)	(271,503)

Loss before income taxes	(4,750)	(400,776)	(644,520)	(1,590,744)

Provision for income taxes	(511)	(962)	(1,534)	(2,412)

Net loss	$(5,261)	$(401,738)	$(646,054)	$(1,593,156)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.02)

Weighted average shares outstanding

Basic and diluted	89,371,320	89,371,320	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
Operating activities:

Net loss	$(646,054)	$(1,593,156)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	524,271	507,338
Bad debt expense	31,718	116,060
Stock-based compensation expense	37,477	328,410
Noncash barter revenue	(270,000)	(270,000)
Noncash barter advertising expense	270,000	270,000
Changes in assets and liabilities:
Accounts receivable	(162,313)	(69,245)
Prepaid expenses	(20,656)	41,523
Other current assets	(55,485)	26,071
Deposits	102	2,789
Accounts payable and amounts due to related parties	287,912	999,052
Deferred revenue	205,289	9,817

Net cash provided by operating activities	202,261	368,659

Investing activities:
Purchase of fixed assets	(36,464)	(38,636)
Capitalized application software	(504,687)	(518,654)

Net cash used in investing activities	(541,151)	(592,019)

Financing activities:
Loans from related parties	200,000	—

Net cash provided by financing activities	200,000	—

Net decrease in cash	(138,890)	(223,360)

Cash and equivalents, beginning of period	510,018	477,222

Cash and equivalents, end of period	$371,128	$253,862

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2011 through the filing of this report.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. At September 30, 2011, the fair market value for forward contracts was a liability of $2,759 that was included in accrued liabilities. We had no forward contracts outstanding at December 31, 2010.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	September 30, 2011		December 31, 2010
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)
Forward contracts	$300,000	$(2,759)	—	—

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. Margin deposits totaling $15,000 are included in other current assets as of September 30, 2011. We had no forward contracts outstanding at December 31, 2010.

4. RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Purchase of business unit	$194,911	$186,798
Computer hosting services	417,500	332,427
Office rent	808,873	769,517
Other	17,276	38,217
Loan	639,380	406,225
Lead generation services	839,807	779,367
Due to Management	2,760,870	2,313,216

	$5,678,617	$4,825,767

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the September 30, 2011 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2011 and 2010 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales and marketing	$969	$1,845	$27,390	$286,335
General and administrative	549	549	4,337	7,047
Software development	—	11,676	5,750	35,028

Total stock-based compensation	$1,518	$14,070	$37,477	$328,410

At September 30, 2011 there was $1,523 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.25 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected dividend yield	n/a	n/a	—	—
Expected stock price volatility	n/a	n/a	187%	176%
Risk-free interest rate	n/a	n/a	4%	4%
Expected life of options	n/a	n/a	2.1 years	2.5 years
Weighted average fair value of options and warrants granted	n/a	n/a	$0.03	$0.12

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table represents stock option and warrant activity for the nine months ended September 30, 2011:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2010	12,707,803	$0.08

Granted under company stock option plan	3,655,000	$0.04
Options and Warrants granted	8,552,803	$0.04
Stock options canceled	(3,655,000)	$0.07
Warrants canceled	(8,552,803)	$0.07

Outstanding at September 30, 2011	12,707,803	$0.05

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2011:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at December 31, 2010	40,417	$0.07
Granted during the period	19,792	$0.04
Vested during the period	(32,917)	$0.06
Forfeited during the period	(19,792)	$0.07

Non-vested stock options and warrants at September 30, 2011	7,500	$0.04

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.05-0.10	12,207,803	3.82	$0.04	12,200,303	$0.04
$0.11-0.40	500,000	3.13	$0.40	500,000	$0.40

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As at September 30, 2011 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2011 the aggregate intrinsic value of options and warrants outstanding was $170,909. The aggregate intrinsic value of options and warrants exercisable was $170,804. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

6. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended September 30, 2011 and 2010, respectively. The basic and diluted net loss per share was $(0.01) and $(0.02) per share for the nine months ended September 30, 2011 and 2010, respectively. There were 12,707,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2011 and 2010 because they were anti-dilutive.

7. SUBSEQUENT EVENTS

On September 2, 2011, the Company’s Board of Directors approved amendments to the Corporation’s articles of incorporation to increase the authorized number of shares of Common Stock of the Corporation from 100,000,000 to 150,000,000, and to increase the number of shares of Common Stock authorized for issuance pursuant to the Corporation’s 2003 Equity Incentive Compensation Plan from 10,000,000 to 15,000,000. The amendments are subject to shareholder approval at the Company’s Annual Meeting of Stockholders to be held on November 18, 2011.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period we have maintained positive overall revenue growth. We expect that uncertainty with respect to spending on financial information and related services will persist for the remainder of 2011. While in some areas the anticipated impact of current trends may lead to a decision to reduce demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years.

Plan of operation

Our plan of operation for the remainder of 2011 and for 2012 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing

Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines. We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate. We anticipate that based on product deployments that have been recently completed or are near completion, we will continue to see strong revenue growth for the remainder of 2011 and into 2012.

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

Results of Operations

Revenue

	2011	2010	Change ($)	Change (%)
Three months ended September 30,

Licensing revenue	$2,330,479	$1,929,946	$400,533	21%

Nine months ended September 30,

Licensing revenue	$6,563,369	$5,851,421	$711,948	12%

Licensing revenue has increased 21% and 12% when comparing the three and nine months ended September 30, 2011 and 2010. The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $200,626 (20%) and $465,814 (16%) when comparing the three and nine month periods ended September 30, 2011 and 2010. The increases are due to an increase in the number and average value of Interactive Content and Data Application client contracts, as we signed several large-scale clients since the comparable periods – most notably the Toronto Stock Exchange.

Our Portfolio Management System revenue increased by a total of $199,907 (21%) and $246,134 (9%) when comparing the three and nine month periods ended September 30, 2011 and 2010. Corporate Quotestream revenue increased $122,489 (18%) and increased $67,253 (3%) for the three and nine months periods ended September 30, 2011 from the comparative periods in 2010. The increases for the three and nine month periods ended September 30, 2011 are due to new contracts signed with the Toronto Stock Exchange and other large-scale clients in 2011.

Individual Quotestream revenue increased $77,418 (31%) and $178,881 (23%) from the comparative periods in 2010, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $270,000 for the three and nine month periods ended September 30, 2011 and 2010.

Cost of Revenue and Gross Profit Summary

	2011	2010	Change ($)	Change (%)
Three months ended September 30,

Cost of revenue	$1,053,454	$942,825	$110,629	12%
Gross profit	$1,277,025	$987,121	$289,904	29%
Gross margin %	55%	51%

Nine months ended September 30,

Cost of revenue	$3,055,839	$2,840,194	$215,645	8%
Gross profit	$3,507,530	$3,011,227	$496,303	16%
Gross margin %	53%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 12% and 8% when comparing the three and nine month periods ended September 30, 2011 and 2010. The increases are primarily due to an increase in variable stock exchange fees associated with an increase in the number of Quotestream subscribers. The increase is also due to an increase in the average stock exchange fees per user as, on average, users subscribed to more stock exchange data in the current periods than in the comparative periods. This is consistent with the increase in subscriber revenue discussed above. The increase in variable stock exchange fees is also due to new NASDAQ fees introduced in 2011 for Interactive Content and Data Application clients displaying NASDAQ Mutual Funds and Indices data.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 55% and 53% for the three and nine month periods ended September 30, 2011 from 51% in the respective comparative periods in 2010.

Operating Expenses Summary

	2011	2010	Change ($)	Change (%)
Three months ended September 30,

Sales and marketing	$477,206	$470,471	$6,735	1%
General and administrative	468,159	503,802	(35,643)	(7%)
Software development	278,291	301,762	(23,471)	(8%)

Total operating expenses	$1,223,656	$1,276,035	$(52,379)	(4%)

Nine months ended September 30,

Sales and marketing	$1,457,243	$1,719,025	$(261,782)	(15)%
General and administrative	1,453,860	1,685,621	(231,761)	(14)%
Software development	882,028	925,822	(43,794)	(5)%

Total operating expenses	$3,793,131	$4,330,468	$(537,337)	(12)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses for the three month period ended September 30, 2011 were comparable to the same period in 2010, increasing slightly by $6,735 (1%). Sales and marketing expenses decreased $261,782 (15%) for the nine month periods ended September 30, 2011 when compared to the same period in 2010. The decrease was primarily due to $270,000 in stock-based compensation expense recognized in the second quarter of 2010 as a result of extending the terms of stock options and warrants held by an executive of the Company. Included in sales and marketing expense are $90,000 and $270,000 in non-cash advertising costs incurred in the three and nine month periods ended September 30, 2011 and 2010. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $35,643 (7%) and $231,761 (14%) for the three and nine month periods ended September 30, 2011 when compared to the same periods in 2010. The decreases are due to nonrecurring accruals for potential tax penalties made in the comparative periods in 2010, as well as a decrease in bad debt expense in 2011 from the comparative periods in 2010. The decreases are also due to a decrease in salary expense resulting from a reduction in administrative personnel from the comparative periods in 2010.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $23,471 (8%) and $43,794 (5%) for the nine month periods ended September 30, 2011 when compared to the same periods in 2010, primarily due to decreases in stock-based compensation expense associated with development personnel.

We capitalized $173,020 and $504,687 of development costs for the three and nine months ended September 30, 2011, compared to $179,080 and $518,654 for the same periods in 2010. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2011	2010
Three months ended September 30,

Foreign exchange gain (loss)	$83,162	$(8,863)
Interest expense	(141,281)	(102,999)

Total other income and (expenses)	$(58,119)	$(111,862)

Nine months ended September 30,

Foreign exchange gain (loss)	$42,523	$22,706
Interest expense	(401,442)	(294,209)

Total other income and (expenses)	$(358,919)	$(271,503)

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

We recognized foreign exchange gain of $83,162 and $42,523 for the three and nine month periods ended September 30, 2011, compared to a foreign exchange loss of $(8,863) and a foreign exchange gain of $22,706 for the same periods in 2010. The foreign exchange gains are due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated versus the Canadian dollar from December 31, 2010 to September 30, 2011.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine months ended September 30, 2011 due to additional borrowings compared to the same period in 2010. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2011, the Company recorded Canadian income tax expense of $511 and $1,534, compared to $962 and $2,412 in the comparative periods in 2010.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2011 was $(5,261) or $(0.00) per share compared to a net loss of $(401,738) or $(0.00) per share for the three months ended September 30, 2010. The net loss for the nine months ended September 30, 2011 was $(646,054) or $(0.01) per share compared to a net loss of $(1,593,156) or $(0.02) per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our cash totaled $371,128 at September 30, 2011, as compared with $510,018 at December 31, 2010, a decrease of $138,890. Net cash of $202,261 was provided by operations for the nine months ended September 30, 2011, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges and the increase in accounts receivable. Net cash used in investing activities for the nine months ended September 30, 2011 was $541,151 resulting from capitalized application software costs and the purchase of new computer equipment. Net cash provided by financing activities for the nine months ended September 30, 2011 was $200,000 resulting from additional loans from Company management.

For the nine months ended September 30, 2011 we had a net loss of $646,054, and at September 30, 2011 we had a net working capital deficit of $279,035, which represented current assets minus current liabilities.

Our working capital deficit raises doubt about the Company’s ability to continue as a going concern. To address these concerns, we have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that have recently been completed and are near completion, we will continue to see revenue growth for the next 12 months. Our current liabilities include deferred revenue of $646,735. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $5,678,617 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2011 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC. Dated: November 14, 2011

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)