Form 10-K
period 2011-12-31
QUOTEMEDIA INC
filed 2012-03-29
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of March 14, 2012, there were outstanding 89,371,320 shares of the issuer's common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (51,810,636 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets on March 14, 2012, was $1,554,319.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference:  None

QUOTEMEDIA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	11
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	MINE SAFETY DISCLOSURES	11
	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	12
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	13
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	19
ITEM 9A.	CONTROLS AND PROCEDURES	19
ITEM 9B.	OTHER INFORMATION	20
	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	21
ITEM 11.	EXECUTIVE COMPENSATION	23
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	25
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	INDEPENDENCE	29
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30
	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	31
SIGNATURES		32
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

________________________________________________________________

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Our actual results could differ materially from those in the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. "Risk Factors."

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

QuoteMedia offers clients the advantages of a single source for a broad range of data, information, and services, including:
  Streaming Real-time Data Feeds
  Mobile/PDA Wireless Solutions
  News Feed Aggregation and Delivery
  Streaming, Dynamic Content
  Complete Portfolio Management
  Corporate Investor Relations Solutions
  Internet Data and Content Provisioning
  Custom Software Application Development
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

Quotestream Wireless can be integrated with any brokerage/clearing firm's existing on-line trading platform without the installation of expensive Business Enterprise Servers.  Additionally, the application is designed to allow private branding by brokerage, banking, and other corporate clients.

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

                Low Infrastructure Costs - Because of the unique technological advancements in data delivery developed by our company, our distribution model, and the strategic partnerships that are in place, we have maintained very low corporate overhead. All of our development is completed in-house, resulting in significant cost efficiencies.  This allows us to focus our resources on data management, data acquisition, customer satisfaction, and business development activities.  Our low cost base of development and operation also allows us to maintain very competitive pricing.

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg, Thompson Reuters and Interactive Data Corporation (IDC) are some of the data providers in this highly competitive marketplace.

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

QuoteMedia's array of products benefit clients with an exceptional number of strong technical differentiators in embedded, fully private-labeled and seamlessly integrated environments which combine to offer strong market differentiation.

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

Regulatory Issues

We are not subject to any special governmental regulation concerning our supplying of products and services to the marketplace and we believe we are in compliance in all material respects with all existing regulations governing other aspects of our businesses.

Employees

We currently have 54 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2012 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.                      RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current downturn in the global financial markets has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event the current downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2011 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2012. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

Adverse capital and credit market conditions could limit our access to capital. The capital and credit markets have been experiencing extreme volatility and disruption for the past few years.  Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate and grow our business. As such, we may be unable to raise capital or bear an unattractive cost of capital which could reduce our financial flexibility.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in March 2014.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in July 2015.  We lease office space for sales and customer support staff in Parksville, British Columbia, Canada.  The term of this lease expires April 2016.

We believe that our current leased space is sufficient to meet our needs for the next 12 months and that the property is currently in acceptable condition. Beyond that, we anticipate the need to expand our lease facilities in all locations as our company grows. We have no other properties and have no agreements to acquire any properties.

ITEM 3.                                LEGAL PROCEEDINGS.

None.

ITEM 4.                                MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol "QMCI."  The following table sets forth the high and low bid information for our common stock for the calendar quarters indicated.

	High	Low

Year ended December 31, 2010:
First Quarter	$0.15	$0.09
Second Quarter	0.15	0.09
Third Quarter	0.14	0.08
Fourth Quarter	0.13	0.07
Year ended December 31, 2011:
First Quarter	$0.09	$0.06
Second Quarter	0.11	0.04
Third Quarter	0.10	0.04
Fourth Quarter	0.05	0.03

Year ended December 31, 2012:
First Quarter (through March 14, 2012)	$0.07	$0.03

As of March 14, 2012, there were approximately 313 holders of record of our common stock. As of March 14, 2012, the closing price for our common stock was $0.03.

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

We did not repurchase any of our equity securities during the fourth quarter of 2011.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period we have maintained positive overall revenue growth.  While in some areas the anticipated impact of current market conditions may lead to a decision to reduce demand for market data and related services, we expect overall spending on financial information services will grow modestly over the next several years.

Plan of operation

Our plan of operation for 2012 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.  We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate.  We anticipate that based on product deployments that have been recently completed or are near completion, we will continue to see strong revenue growth for 2012.

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

Commencing in October 2005, the Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash based revenue in any period. Unused advertising credits are reflected as prepaid expenses.  As at December 31, 2011, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2011 and 2010:

	2011	2010

Barter revenue earned	$360,000	$360,000

Advertising credits expensed	$360,000	$360,000

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

For the years ended December 31, 2011 and 2010, the Company capitalized $690,349 and $692,114 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2011 and 2010, amortization expenses associated with the internally developed application software was $613,894 and $566,841 respectively. At December 31, 2011, the remaining book value of the application software was $1,047,973.

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

Results of Operations

Revenue

	Years ended December 31,
	2011	2010	Change ($)	Change (%)

Licensing revenue	$8,964,181	$7,804,805	$1,159,376	15%

Licensing revenue has increased 15% when comparing the years ended December 31, 2011 and 2010.  The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $608,734 (15%) when comparing the years ended December 31, 2011 and 2010.  The increase is due to an increase in the number and average value of Interactive Content and Data Application client contracts, as we signed several large-scale clients since the comparable periods – most notably the Toronto Stock Exchange.

Portfolio Management System revenue increased by a total of $550,642 (14%) when comparing the years ended December 31, 2011 and 2010.  Corporate Quotestream revenue increased $298,648 (11%) from the comparative period in 2010.  The increase for the year is due to new contracts signed with the Toronto Stock Exchange and other large-scale clients in 2011.

Individual Quotestream revenue increased $251,993 (24%) from the comparative period in 2010, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber.  Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $360,000 for the year ended December 31, 2011, compared to $360,000 earned in 2010.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2011	2010	Change ($)	Change (%)

Cost of revenue	$4,148,609	$3,788,145	$360,464	10%

Gross profit	$4,815,572	$4,016,660	$798,912	20%

Gross margin %	54%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 10% when comparing the years ended December 31, 2011 and 2010. The increase is primarily due to an increase in variable stock exchange fees associated with an increase in the number of Quotestream subscribers.  The increase is also due to an increase in the average stock exchange fees per user as, on average, users subscribed to more stock exchange data in 2011 than in the comparative period.  This is consistent with the increase in subscriber revenue discussed above.   The increase in variable stock exchange fees is also due to new NASDAQ fees introduced in 2011 for Interactive Content and Data Application clients displaying NASDAQ Mutual Funds and Indices data.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 54% in 2011 from 51% in 2010.

Operating Expenses Summary

	Years ended December 31,
	2011	2010	Change ($)	Change (%)

Sales and marketing	$1,918,868	$2,163,030	$(244,162)	(11)%
General and administrative	1,960,756	2,154,669	(193,913)	(9)%
Software development	1,155,839	1,224,376	(68,537)	(6)%
Total operating expenses	$5,035,463	$5,542,075	$(506,612)	(9)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $244,162 (11%) for the year ended December 31, 2011 when compared to fiscal 2010.

The decrease from the comparative period is primarily due to $270,000 in stock-based compensation expense recognized in May 2010 as a result of extending the terms of stock options and warrants held by an executive of the Company.

Included in sales and marketing expense is $360,000 in non-cash advertising costs incurred in the year ended December 31, 2011. We receive advertising credits with a large national magazine in exchange for subscription services.  The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.  We used $360,000 in advertising credits during the comparative period in 2010.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees.  General and administrative expenses decreased $193,913 (9%) for year ended December 31, 2011 when compared to fiscal 2010.  The decrease is due to nonrecurring accruals for potential tax penalties made in the comparative period in 2010, as well as a decrease in bad debt expense in 2011 from the comparative period in 2010.  The decrease is also due to a decrease in salary expense resulting from a reduction in administrative personnel from the comparative period in 2010.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $68,537 (6%) for the year ended December 31, 2011 when compared to fiscal 2010, primarily due to decreases in stock-based compensation expense associated with development personnel. The decrease is also due to a decrease in salary expense for software development personnel due to a reduction of development staff from the comparative period.

We capitalized $690,349 of development costs for the year ended December 31, 2011, compared to $692,114 in 2010. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2011	2010

Foreign exchange gain (loss)	$16,476	$(12,620)
Interest expense	(546,439)	(404,521)
Total other income and (expenses)	$(529,963)	$(417,141)

Foreign Exchange Loss

We recognized a foreign exchange gain of $16,476 in 2011, compared to a foreign exchange loss of $12,620 in 2010.  Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchanges gains and losses.

The foreign exchange gain in 2011 is due primarily to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated slightly versus the Canadian dollar from December 31, 2010 to December 31, 2011.

Interest Expense

Interest expense in 2011 was $546,439, compared to $404,521 in 2010. Interest expense increased for the year ended December 31, 2011 due to additional borrowings compared to the same period in 2010.  Interest is accrued at 10% per annum on certain amounts owed to related parties.  Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

In 2011, the Company recorded Canadian income tax expense of $2,527, compared to a Canadian income expense of $3,396 in 2010.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2011 was $(752,381) or $(0.01) per share compared to a net loss of $(1,945,952) or $(0.02) per share for the year ended December 31, 2010.

Liquidity and Capital Resources

Our cash totaled $427,010 at December 31, 2011, as compared with $510,018 at December 31, 2010, a decrease of $83,008.  Net cash of $484,019 was provided by operations for the year ended December 31, 2011, primarily due to non cash depreciation and stock-based compensation expenses and the increase in accounts payable and amounts due to related parties.  This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2011 was $767,027 resulting from capitalized application software costs and the purchase of new computer equipment and intangible assets. Net cash provided by financing activities for the year ended December 31, 2011 was $200,000 resulting from additional loans from Company management.

Our current liabilities include $602,517 in deferred revenue.  The expected costs necessary to realize the deferred revenue in 2012 are minimal.

As at December 31, 2011, long-term liabilities consist of $5,976,859 due to related parties as we do not expect to repay amounts owed to related parties during 2012. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of QuoteMedia, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of our CEO and CFO, and affected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.                      OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	69	Chairman of the Board

R. Keith Guelpa	65	President, Chief Executive Officer, and Director

David M. Shworan	44	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	45	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

R. Keith Guelpa is co-founder of QuoteMedia and has served as our President and Director since 1999. Prior to 1999, Mr. Guelpa served as President and CEO of companies in the Consumer Products, Technology and Financial areas. Mr. Guelpa graduated in 1970 with a Bachelor of Commerce degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2011, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines; a Code of Business Conduct/Ethics, Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; an Audit Committee Charter; and any other corporate governance materials contemplated by SEC or applicable regulations.  We post these corporate governance materials on our Web site at www.quotemedia.com/qmci/investors.php. These documents are also available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2011 and 2010 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers cash salary and bonus exceeded $100,000 during fiscal 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2011	$192,000	-	-	-	$192,000
Chief Executive Officer,	2010	$192,000	-	-	-	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2011	$350,000	-	$20,400	-	$370,400
Chief Executive Officer,	2010	$350,000	-	$280,800	-	$630,800
QuoteMedia, Ltd.

Keith J. Randall (5)	2011	$144,000	-	$500	-	$144,500
Chief Executive Officer,	2010	$132,000	-	$5,400	-	$137,400
QuoteMedia, Inc.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.

(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.

(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.

(4)
Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc.   Salary for 2011 and 2010 was accrued but not paid. In April 2011, we reduced the exercise price of a total of 7,200,000 options and warrants held by Mr. Shworan. The new exercise price for those options and warrants was fixed at $0.036 per share, which was the market price of the Company's common stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged.  In May 2010, we extended the term of a total of 5,200,000 options and warrants held by Mr. Shworan. The expiry dates of the options and warrants were extended by five years, and the exercise prices of the options and warrants remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the repriced and extended options and warrants.

(5)
Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”.  In April 2011, we reduced the exercise price of a total of 250,000 options and warrants held by Mr. Randall. The new exercise price for those options and warrants was fixed at $0.036 per share, which was the market price of the Company's common stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. In May 2010, we extended the term of 100,000 options held by Mr. Randall. The expiry dates of the options were extended by five years, and the exercise prices of the options remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the repriced and extended options.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Exercise Date

David M. Shworan	200,000	-	$0.036	17-May-2015
	2,000,000	-	$0.036	17-May-2015
	3,000,000	-	$0.036	17-May-2015
	2,400,000	-	$0.036	01-Aug-2015

Keith J. Randall	100,000	-	$0.036	17-May-2015
	50,000	-	$0.036	31-Jan-2015
	50,000	-	$0.036	12-Apr-2017
	50,000	-	$0.036	21-Dec-2017

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004.  Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement.  We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change in control of our company or a change in the executive officers’ responsibilities following a change in control.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2011. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2011, computed in accordance with FASB ASC 718, Stock Compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$82,020	-	-	$82,020

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 14, 2012 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	36,151,800	37.3%
R. Keith Guelpa (4)	7,741,061	8.7%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	710,340	0.8%

All directors and executive officers as a group	46,213,487	47.1%

5% Stockholders (7)	-	-

(1)
Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)
The percentages shown are calculated based upon 89,371,320 shares of common stock outstanding on March 14, 2012.  The numbers and percentages shown include the shares of common stock actually owned as of March 14, 2012 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 14, 2012 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan's wife.  Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person.  Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.  Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”

(4)
Represents 5,741,061 shares of our common stock owned by Mr. Guelpa and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife.  Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.

(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 250,000 shares of common stock.

(7)	We are unaware of any stockholders who beneficially own or exercise voting or dispositive control over more than 5% of our common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	5,155,000	$0.07	9,922,653

Equity Compensation Plans not approved by stockholders	8,552,803	$0.04	N/A
Total	13,707,803		9,922,653

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2011, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2011, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  An amendment to the 2003 plan increasing the number of shares of common stock authorized for issuance pursuant to the plan from 10,000,000 to 15,000,000 was approved on November 18, 2011 at our Annual Meeting of Stockholders.

As of December 31, 2011, 1,277,530 shares of common stock had been issued upon exercise of options granted under the 2003 plan and there were 5,155,000 options outstanding under the 2003 plan.

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

Stock Options and SARs

The committee or our Board of Directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined "change in control price" following a change in control) exceeds the grant price of the SAR.  The exercise price per share subject to an option and the grant price of an SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant.  For purposes of the 2003 plan, the term "fair market value" means the fair market value of common stock, awards, or other property as determined by the committee or our Board of Directors or under procedures established by the committee or our Board of Directors.  Unless otherwise determined by the committee or our Board of Directors, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported.  The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our Board of Directors, except that no option or SAR may have a term exceeding ten years.  Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our Board of Directors may determine from time to time.  Methods of exercise and settlement and other terms of the SARs are determined by the committee or our Board of Directors.  SARs granted under the 2003 plan may include "limited SARs" exercisable for a stated period of time following a change in control of our company, as discussed below.

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

Acceleration of Vesting; Change in Control

The committee or our Board of Directors may in the case of a "change of control" of our company, as defined in the 2003 plan, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award (including the cash settlement of SARs and "limited SARs" which may be exercisable in the event of a change in control).  In addition, the committee or our Board of Directors may provide in an award agreement that the performance goals relating to any performance based award will be deemed to have been met upon the occurrence of any "change in control." Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined "change in control price," which will be the higher of

•
the cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any reorganization, merger, consolidation, liquidation, dissolution, or sale of substantially all assets of our company; or

•	the highest fair market value per share (generally based on market prices) at any time during the 60 days before and 60 days after a change in control.

For purposes of the 2003 plan, the term "change in control" generally means

•
approval by stockholders of any reorganization, merger, or consolidation or other transaction or series of transactions if persons who were shareholders immediately prior to such reorganization, merger, or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged, or consolidated company's then outstanding, voting securities, or a liquidation or dissolution of our company or the sale of all or substantially all of the assets of our company (unless the reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned),

•
a change in the composition of our Board of Directors such that the persons constituting the Board of Directors on the date the award is granted, or the Incumbent Board, and subsequent directors approved by the Incumbent Board (or approved by such subsequent directors), cease to constitute at least a majority of our Board of Directors, or

•
the acquisition by any person, entity or "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of more than 50% of either the then outstanding shares of our common stock or the combined voting power of our company's then outstanding voting securities entitled to vote generally in the election of directors excluding, for this purpose, any acquisitions by (1) our company, (2) any person, entity, or "group" that as of the date on which the award is granted owns beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act) of a controlling interest, or (3) any employee benefit plan of our company.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2003 plan or the committee's authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted.  Thus, stockholder approval may not necessarily be required for every amendment to the 2003 plan which might increase the cost of the 2003 plan or alter the eligibility of persons to receive awards.  Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable.  Unless earlier terminated by our Board of Directors, the 2003 plan will terminate at such time as no shares of common stock remain available for issuance under the 2003 plan and we have no further rights or obligations with respect to outstanding awards under the 2003 plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet.  At December 31, 2011, the loan balance due to Bravenet including accrued interest at 10% is $658,224.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2011. At December 31, 2011, the balance due to Bravenet for the unpaid purchase price is $202,372 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month.  At December 31, 2011, the balance due to Bravenet for unpaid computer hosting and maintenance services is $456,734. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $8,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2011, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2011, the balance due to Harrison for unpaid office rent is $865,601. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2011, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $860,977 including accrued interest at 10% per annum.

At December 31, 2011, the Company owed $2,915,675 to officers of the Company for accrued salary and other amounts advanced to the Company.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2011 and 2010 by Hein & Associates LLP, our principal accountants, are as follows:

	2011	2010

Audit Fees	$69,817	$65,771
Audit-Related Fees	-	-
Tax Fees	-	1,420
All Other Fees	-	-

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

                All of the services provided by Hein & Associates LLP described above under the captions “Audit Fees,” and “Tax Fees” were approved by our Audit Committee.

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

  (3)   Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.4	Amended 1999 Equity Incentive Compensation Plan (2)
10.7	2003 Equity Incentive Compensation Plan (1)
21	List of Subsidiaries
23.1	Consent of Hein & Associates LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934 as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

(1)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 10, 2003.

(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 8, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012	QUOTEMEDIA, INC.

	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 29, 2012
Robert J. Thompson

/s/ David M. Shworan	Director	March 29, 2012
David M. Shworan

/s/ Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012
Keith J. Randall

/s/ R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2012
R. Keith Guelpa

Quotemedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quotemedia, Inc.

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates llp

Denver, Colorado

March 29, 2012

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2011	2010
ASSETS

Current assets:
Cash	$427,010	$510,018
Accounts receivable, net	654,449	376,426
Prepaid expenses	247,165	202,931
Other current assets	200,925	136,234
Total current assets	1,529,549	1,225,609

Deposits	24,357	24,166
Property and equipment, net	1,238,811	1,168,089
Goodwill	110,000	110,000
Intangible assets	96,990	103,487

Total assets	$2,999,707	$2,631,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,059,600	$1,290,693
Deferred revenue	602,517	441,446
Total current liabilities	1,662,117	1,732,139

Long-term portion of amounts due to related parties	5,976,859	4,825,767

Commitments (Note 10)

Stockholders' deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 89,371,320 and 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,912,132	8,872,465
Accumulated deficit	(13,640,773)	(12,888,392)
Total stockholders' deficit	(4,639,269)	(3,926,555)

Total liabilities and stockholders' deficit	$2,999,707	$2,631,351

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2011	2010

LICENSING FEES	$8,964,181	$7,804,805

COST OF REVENUE	4,148,609	3,788,145

GROSS PROFIT	4,815,572	4,016,660

OPERATING EXPENSES

Sales and marketing	1,918,868	2,163,030
General and administrative	1,960,756	2,154,669
Software development	1,155,839	1,224,376
	5,035,463	5,542,075

OPERATING LOSS	(219,891)	(1,525,415)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	16,476	(12,620)
Interest expense (related party)	(546,439)	(404,521)
	(529,963)	(417,141)

LOSS BEFORE INCOME TAXES	(749,854)	(1,942,556)

Income tax expense	(2,527)	(3,396)

NET LOSS	$(752,381)	$(1,945,952)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2011 and 2010

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, January 1, 2010	89,371,320	$89,372	$8,529,965	$(10,942,440)	$(2,323,103)

Stock-based compensation	-	-	342,500	-	342,500

Net loss	-	-	-	(1,945,952)	(1,945,952)

Balance, December 31, 2010	89,371,320	$89,372	$8,872,465	$(12,888,392)	$(3,926,555)

Stock-based compensation	-	-	39,667	-	39,667

Net loss	-	-	-	(752,381)	(752,381)

Balance, December 31, 2011	89,371,320	$89,372	$89,372	$(13,640,773)	$(4,639,269)

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2011	2010
OPERATING ACTIVITIES

Net loss	$(752,381)	$(1,945,952)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	702,802	683,246
Bad debt expense	68,495	127,221
Stock-based compensation expense	39,667	342,500
Noncash barter revenue	(360,000)	(360,000)
Noncash barter advertising expense	360,000	360,000
Changes in assets and liabilities:
Accounts receivable	(346,518)	(36,984)
Prepaid expenses	(44,234)	51,590
Other current assets	(64,691)	11,788
Deposits	(191)	2,135
Accounts payable and amounts due to related parties	719,999	1,311,496
Deferred revenue	161,071	12,869
Net cash provided by operating activities	484,019	559,909

INVESTING ACTIVITIES

Purchase of fixed assets	(76,678)	(41,270)
Purchase of intangible assets	-	(34,729)
Capitalized application software	(690,349)	(692,114)
Forward contract margin deposit	-	15,000
Net cash used in investing activities	(767,027)	(753,113)

FINANCING ACTIVITIES

Loans from related parties	200,000	226,000
Net cash provided by financing activities	200,000	226,000

Net increase (decrease) in cash	(83,008)	32,796

Cash, beginning of year	510,018	477,222

Cash, end of year	$427,010	$510,018

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

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all our company's operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Because the U.S. dollar is the functional currency, exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Cash and cash equivalents

Cash equivalents include money market investments that have an original maturity of three months or less and are redeemable on demand. We maintain our accounts primarily at one financial institution.  At times throughout the year, our cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay.  No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $73,430 as at December 31, 2011 and 2010, respectively.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company's databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2011 and 2010 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company's stock-based awards, recognized for the years ended December 31, 2011 and 2010 was comprised as follows:

	2011	2010

Sales and marketing	$28,364	$288,180
General and administrative	5,553	7,591
Software development	5,750	46,729
Total stock-based compensation	$39,667	$342,500

At December 31, 2011 there was $39,333 of unrecognized compensation cost related to non vested share-based payments which is expected to be recognized over a weighted-average period of 0.85 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

Expected dividend yield	-	-
Expected stock price volatility	192%	176%
Risk-free interest rate	4%	4%
Expected life of options	2.4	2.5
Weighted average fair value of options granted	$0.03	$0.12

Expected volatility is based on the historical volatility of the Company's share price in the period prior to option grant equivalent to the expected life of the options. The expected term is determined under the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletins No. 107 and No. 110, and represents the period of time that options granted are expected to be outstanding. We believe that it is appropriate to use this simplified method as there is not sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates.  Interest and penalties, if applicable, would be recorded in operations.  In 2011, the Company recorded Canadian income tax expense of $2,527.  In 2010 the Company recorded Canadian income tax expense of $3,396 (see note 7).

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

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,155,839 and $1,224,376 in software development costs during the years ended December 31, 2011 and 2010, respectively (see note 3).

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

m) Barter revenue

The Company licenses one of its portfolio management applications in exchange for advertising services of a customer, referred to as "barter revenue", whereby advertising credits are received in exchange for subscription services. This revenue is recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered does not exceed the value of cash-based revenue in any period. Unused advertising credits are reflected as prepaid expenses.  As at December 31, 2011, $180,000 in unused advertising credits was included in prepaid expenses.

The following table summarizes our barter revenue transactions for the years ended December 31, 2011 and 2010:

	2011	2010

Barter revenue earned	$360,000	$360,000
Advertising credits expensed	360,000	360,000

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

p) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year's presentation, with no effect on net loss.

2. LIQUIDITY

The Company has an accumulated deficit of $13,640,773, and for the year ended December 31, 2011 had a net loss of $752,381. As a result, there are concerns about the liquidity of our company at December 31, 2011.  The following discussion addresses those concerns.

Net cash of $484,019 was provided by operating activities, and although we have a working capital deficit of $132,568 as at December 31, 2011, current liabilities include $602,517 in deferred revenue.  The expected costs necessary to realize the deferred revenue in 2012 are minimal.

As at December 31, 2011, long-term liabilities consist of $5,976,859 due to related parties as we do not expect to repay amounts owed to related parties during 2012. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2012.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

As at December 31,	2011	2010

Computer equipment	571,018	501,049
Office furniture and equipment	65,898	65,583
Leasehold improvements	46,456	40,062
Capitalized application software	3,279,283	2,588,933
Total property and equipment	3,962,655	3,195,627
Less: accumulated depreciation	(2,723,844)	(2,027,538)
Property and equipment, net	1,238,811	1,168,089

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2011 and 2010, the Company capitalized $690,349 and $692,114 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2011 and 2010, amortization expenses associated with the internally developed application software was $613,894 and $566,841 respectively. At December 31, 2011, the remaining book value of the capitalized application software was $1,047,973.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2011 and 2010 was $82,411 and $109,489 respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

As at December 31,	2011	2010

Amortized intangible assets:
Purchase option for office building	10,000	10,000
Software licenses	104,985	104,985
Domain names	10,652	10,652
	125,637	125,637
Unamortized intangible assets:
Goodwill associated with purchase of business unit
business unit	110,000	110,000
Total intangible assets	235,637	235,637
Less: accumulated amortization	(28,647)	(22,150)
Intangible assets, net	206,990	213,487

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets' estimated useful lives.   The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years.  Amortization expense for amortized intangible assets was $6,496 and $6,917 for the years ended December 31, 2011 and 2010, respectively. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board ("FASB") ASC 350-20, Goodwill.  Through December 31, 2011 we have not had any goodwill impairment.

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Purchase of business unit	$202,372	$186,798
Computer hosting services	456,734	332,427
Office rent	865,601	769,517
Other	17,276	38,217
Loan	658,224	406,225
Lead generation services	860,977	779,367
Due to Management	2,915,675	2,313,216
	5,976,859	$4,825,767

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a loan agreement with Bravenet Web Services, Inc. ("Bravenet"). The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet.  At December 31, 2011, the loan balance due to Bravenet including accrued interest at 10% is $658,224.

On September 29, 2006, Quotemedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties, and remains unpaid as at December 31, 2011. At December 31, 2011, the balance due to Bravenet for the unpaid purchase price is $202,372 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month.  At December 31, 2011, the balance due to Bravenet for unpaid computer hosting and maintenance services is $456,734. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. ("Harrison") for approximately $8,500 per month. The President and Chief Executive Officer of Quotemedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2011, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2011, the balance due to Harrison for unpaid office rent is $865,601. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2011, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $860,977 including accrued interest at 10% per annum.

At December 31, 2011, the Company owed $2,915,675 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company's Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2011 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  At December 31, 2011, the fair market value for forward contracts was an asset of $745 that was included in other assets.  We had no forward contracts outstanding at December 31, 2010.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2011		December 31, 2010
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$100,000	$745	$-	$-

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding.  Margin deposits totaling $5,000 are included in other current assets on our December 31, 2011 balance sheet. We had no margin deposits related to forward contracts at December 31, 2010.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Tax provision (benefit) at the statutory rate of 34%	$(254,950)	$(660,469)
State income taxes, net of federal income tax	(22,946)	(59,361)
Stock-based compensation	13,487	116,450
Change in NOL	-0-	7,679
Change in valuation allowance and other	264,409	595,701
Canadian income tax expense (benefit)	2,527	3,396
Income tax expense (benefit)	$2,527	$3,396

In 2011, the Company recorded Canadian income tax expense of $2,527.  The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $9,150,000 and $2,980,000 which expire in varying amounts through the year 2031.

The components of our deferred tax asset (liabilities) at December 31, 2011 and 2010 are as follows:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010
Tax effect of net operating loss carryforward	$3,205,000	$3,117,000
Accrued liabilities	1,494,000	1,312,000
Property & equipment	(20,000)	(40,000)
Capitalized software	(389,000)	(360,000)
Other	27,000	27,000
Less valuation allowance	(4,317,000)	(4,056,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset as the realization of this deferred tax benefit is uncertain.  The valuation allowance increased $261,000 for the year ended December 31, 2011.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2011) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

8. STOCKHOLDERS' DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non designated preferred shares at the Board of Directors' discretion. As at December 31, 2011 no preferred shares have been issued.

b) Common stock

An amendment to the Company's Articles of Incorporation increasing the authorized number of shares of common stock from 100,000,000 to 150,000,000 was approved on November 18, 2011 at our Annual Meeting of Stockholders.

No shares of common stock were issued during the year ended December 31, 2011.

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

At December 31, 2011, there are a total of 17,500,000 options authorized for issuance under our stock option plans.  There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant Company's 2003 and 1999 Equity Incentive Compensation Plans respectively.  An amendment to the Company's 2003 Equity Incentive Compensation Plan increasing the number of shares of common stock authorized for issuance pursuant to the plan from 10,000,000 to 15,000,000 was approved on November 18, 2011 at our Annual Meeting of Stockholders.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2011 and 2010:

		Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at December 31, 2009	12,707,803	$0.08

Granted under company stock option plan	300,000	$0.07
Warrants granted	5,000,000	$0.07
Stock options forfeited/expired	(300,000)	$0.07
Warrants forfeited/expired	(5,000,000)	$0.07
Outstanding at December 31, 2010	12,707,803	$0.08
Granted under company stock option plan	4,655,000	$0.04
Warrants granted	8,552,803	$0.04
Stock options forfeited/expired	(3,655,000)	$0.07
Warrants forfeited/expired	(8,552,803)	$0.07
Outstanding at December 31, 2011	13,707,803	$0.05

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock option and warrant activity for the years ended December 31, 2011 and 2010:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2009	345,417	$0.07
Granted during the period	-	n/a
Vested during the period	(305,000)	$0.07
Forfeited during the period	-	n/a
Non-vested stock options and warrants at
December 31, 2010	40,417	$0.07
Granted during the period	1,019,792	$0.04
Vested during the period	(68,195)	$0.05
Forfeited during the period	(19,792)	$0.07
Non-vested stock options and warrants at
December 31, 2011	972,222	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2011	Life	Price	2011	Price

$0.04-0.10	13,207,803	4.05	$0.04	12,235,581	$0.04
$0.11-0.40	500,000	2.88	$0.40	500,000	$0.40

In April 2011, the Company's Board of Directors and Compensation Committee authorized a reduction of the exercise price of a total of 12,207,803 stock options and warrants granted to employees and directors.  The new exercise price for those options and warrants was fixed at $0.036 per share, which was the market price of the Company's common stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. The repricing of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $31,475 that was recognized in full in April 2011.

As at December 31, 2011 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At December 31, 2011, the options and warrants outstanding had no intrinsic value.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2011 and 2010, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2011	2010
Numerator:
Net loss	$(752,381)	$(1,945,952)

Denominator:
Weighted average shares outstanding - basic and diluted	89,371,320	89,371,320

Loss per share - basic and diluted	$(0.01)	$(0.02)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	13,707,803	12,707,803

10. COMMITMENTS

Rent expense for all operating leases was $361,180 and $372,248 for the years ended December 31, 2011 and 2010, respectively.  We have office lease commitments totaling $1,405,733 over the next five years.  We have office lease commitments totaling $365,232 in 2012, $373,476 in 2013, $367,846 in 2014, $261,691 in 2015 and $37,528 in 2016.

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2011	2010
Cash paid for
Interest	$7,726	$1,069
Cash received for
Interest	-	-

Cash paid for taxes	-	-