Form 10-Q
period 2012-03-31
QUOTEMEDIA INC
filed 2012-05-11
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The Registrant has 89,371,320 shares of common stock outstanding as at May 8, 2012.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash	$569,985	$427,010
Accounts receivable, net	806,895	654,449
Prepaid expenses	278,577	247,165
Other current assets	236,205	200,925
Total current assets	1,891,662	1,529,549

Deposits	25,046	24,357
Property and equipment, net	1,245,240	1,238,811
Goodwill	110,000	110,000
Intangible assets	95,377	96,990

Total assets	$3,367,325	$2,999,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,241,934	$1,059,600
Deferred revenue	597,014	602,517
Total current liabilities	1,838,948	1,662,117

Long-term portion of amounts due to related parties	6,270,632	5,976,859

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,914,133	8,912,132
Accumulated deficit	(13,745,760)	(13,640,773)
Total stockholders’ deficit	(4,742,255)	(4,639,269)

Total liabilities and stockholders’ deficit	$3,367,325	$2,999,707

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2012	2011

LICENSING FEES	$2,564,444	$2,029,783

COST OF REVENUE	1,175,705	973,374

GROSS PROFIT	1,388,739	1,056,409

OPERATING EXPENSES

Sales and marketing	479,222	471,564
General and administrative	521,845	524,492
Software development	304,372	288,067
	1,305,439	1,284,123

OPERATING PROFIT (LOSS)	83,300	(227,714)

OTHER INCOME AND (EXPENSE)

Foreign exchange loss	(34,176)	(45,200)
Interest expense (related party)	(152,615)	(125,479)
	(186,791)	(170,679)

LOSS BEFORE INCOME TAXES	(103,491)	(398,393)

Income tax expense	(1,496)	(507)

NET LOSS	$(104,987)	$(398,900)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2012	2011

Operating activities:

Net loss	$(104,987)	$(398,900)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182,985	175,318
Bad debt expense	12,615	18,453
Stock-based compensation expense	2,001	2,394
Noncash advertising revenue	(90,000)	(90,000)
Noncash barter advertising expense	90,000	90,000
Changes in assets and liabilities:
Accounts receivable	(165,061)	(12,928)
Prepaid expenses	(31,412)	(15,299)
Other current assets	(35,280)	(18,014)
Deposits	(689)	(1,324)
Accounts payable and amounts due to related parties	476,107	293,291
Deferred revenue	(5,503)	(538)
Net cash provided by operating activities	330,776	42,453

Investing activities:

Purchase of fixed assets	(7,422)	(3,989)
Capitalized application software	(180,379)	(177,306)
Net cash used in investing activities	(187,801)	(181,295)

Net increase (decrease) in cash	142,975	(138,842)

Cash and equivalents, beginning of period	427,010	510,018

Cash and equivalents, end of period	$569,985	$371,176

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.  In connection with the preparation of the condensed financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2012 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2011 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 29, 2012.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

d) Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2011, the Financial Accounting Standards Board (FASB) issued amended guidance and disclosure requirements for fair value measurements. These amendments did not have a material impact on the consolidated financial results. These changes became effective January 1, 2012 on a prospective basis. See Note 3, “Financial Instruments” for fair value disclosures.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  We had no forward contracts outstanding at March 31, 2012.  At December 31, 2011, the fair market value for forward contracts was an asset of $745 that was included in other current assets.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	March 31, 2012		December 31, 2011
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$-	$-	$100,000	$745

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding.  We had no margin deposits related to forward contracts at March 31, 2012.  Margin deposits totaling $5,000 are included in other current assets on our December 31, 2011 balance sheet.

4.	RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Purchase of business unit	$212,175	$202,372
Computer hosting services	502,640	456,734
Office rent	898,602	865,601
Other	17,276	17,276
Loan	679,850	658,224
Lead generation services	882,682	860,977
Due to Management	3,077,407	2,915,675
	$6,270,632	$5,976,859

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the March 31, 2012 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2012 and 2011 was comprised as follows:

	Three months ended March 31,
	2012	2011
Sales and marketing	$-	$1,845
General and administrative	2,001	549
Total stock-based compensation	$2,001	$2,394

At March 31, 2012 there was $37,417 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 4.62 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2012	2011
Expected dividend yield	-	N/A
Expected stock price volatility	275%	N/A
Risk-free interest rate	4%	N/A
Expected life of options	5.0	N/A
Weighted average fair value of options granted	$0.04	N/A

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents stock option and warrant activity for the three months ended March 31, 2012:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	13,707,803	$0.05

Granted under company stock option plan	30,000	$0.04

Outstanding at March 31, 2012	13,737,803	$0.05

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2012:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2011	972,222	$0.04
Granted during the period	30,000	$0.04
Vested during the period	(95,833)	$0.04
Non-vested stock options and warrants at
March 31, 2012	906,389	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2012	Life	Price	2012	Price

$0.05-0.10	13,237,803	3.81	$0.04	12,331,414	$0.04
$0.11-0.40	500,000	2.63	$0.40	500,000	$0.40

As at March 31, 2012 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2012 intrinsic value of the options and warrants outstanding and the options and warrants exercisable was $48,831.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.	LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended March 31, 2012 and 2011, respectively.  There were 13,737,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2012 and 2011 because they were anti-dilutive.

ITEM 2.    Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Plan of operation

Our plan of operation for the remainder of 2012 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Wireless, both as a companion to the Quotestream desktop products, and as a stand-alone solution, will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large scale enterprise deployments encompassing solutions ranging across several product lines.

We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate.  We anticipate that based on product deployments that have been recently completed or are near completion, we will continue to see strong revenue growth for the remainder of 2012.

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

Results of Operations

Revenue

	2012	2011	Change ($)	Change (%)

Three months ended March 31,

Licensing revenue	$2,564,444	$2,029,783	$534,661	26%

Licensing revenue has increased 26% when comparing the three months ended March 31, 2012 and 2011.  The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $155,862 (14%) when comparing the three month period ended March 31, 2012 and 2011.  The increase is due to an increase in the average value of Interactive Content and Data Application client contracts, as we signed several large-scale clients since the comparable period.

Our Portfolio Management System revenue increased by a net of $378,799 (41%) when comparing the three month periods ended March 31, 2012 and 2011.  We signed several large corporate Quotestream clients since the comparable period, resulting in a $335,022 (55%) increase in Corporate Quotestream revenue.  Our individual Quotestream revenue increased by $43,777 (14%) from the comparative period, resulting mainly from an increase in average subscriber revenue.  Included in Portfolio Management System revenue is revenue earned from licensing one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 for the three months ended March 31, 2012 and 2011.

Cost of Revenue and Gross Profit Summary

	2012	2011	Change ($)	Change (%)

Three months ended March 31,

Cost of revenue	$1,175,705	$973,374	$202,331	21%
Gross profit	$1,388,739	$1,056,409	$332,330	31%
Gross margin %	54%	52%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 21% when comparing the three month periods ended March 31, 2012 and 2011. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable period. The increase is also due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 54% for the three month period ended March 31, 2012 from 52% in the respective comparative period in 2011.

Operating Expenses Summary

	2012	2011	Change ($)	Change (%)

Three months ended March 31,

Sales and marketing	$479,222	$471,564	$7,658	2%
General and administrative	521,845	524,492	(2,647)	(1%)
Software development	304,372	288,067	16,305	6%
Total operating expenses	$1,305,439	$1,284,123	$21,316	2%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses remained relatively unchanged; increasing $7,658 (2%) for the three month period ended March 31, 2012 when compared to the same period in 2011.  Included in sales and marketing expense is $90,000 in non-cash advertising costs incurred in the three month periods ended March 31, 2012 and 2011. We receive advertising credits with a large national magazine in exchange for subscription services. The advertising credits are expensed as used, and unused advertising credits are reflected as prepaid expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees.  General and administrative expenses remained relatively unchanged; decreasing $2,647 (1%) for the three month period ended March 31, 2012 when compared to the same period in 2011.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $16,305 (6%) for the three month period ended March 31, 2012 when compared to the same period in 2011. The increase is due to an increase in salary expense for software development personnel.  Salary expense for software development personnel increased from the comparative periods due to competitive salary adjustments made for existing employees and the hiring of additional software development personnel in 2012.

We capitalized $180,379 of development costs for the three months ended March 31, 2012, compared to $177,306 for the same period in 2011. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2012	2011

Three months ended March 31,

Foreign exchange loss	$(34,176)	$(45,200)
Interest expense	(152,615)	(125,479)
Total other income and (expenses)	$(186,791)	$(170,679)

Foreign Exchange Gain (Loss)

We recognized foreign exchange loss of $34,176 for the three month period ended March 31, 2012, compared to foreign exchange loss of $45,200 for the same period in 2011.  Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange loss for the three month period ended March 31, 2012 is primarily due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar appreciated slightly versus the U.S. dollar from December 31, 2011 to March 31, 2012.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2012 due to additional borrowings compared to the same period in 2011.  Interest is accrued at 10% per annum.  Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three month period ended March 31, 2012, the Company recorded Canadian income tax expense of $1,496, compared to $507 in the comparative period in 2011.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2012 was $104,987 or $(0.00) per share compared to a net loss of $398,900 or $(0.00) per share for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our cash totaled $569,985 at March 31, 2012, as compared with $427,010 at December 31, 2011, an increase of $142,975.  Net cash of $330,776 was provided by operations for the three months ended March 31, 2012, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2012 was $187,801 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2012.

Our current liabilities include deferred revenue of $597,014. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $6,270,632 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2012 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: May 11, 2012

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)