Form 10-Q
period 2012-06-30
QUOTEMEDIA INC
filed 2012-08-10
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

The Registrant has 89,371,320 shares of common stock outstanding as at August 3, 2012.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash	$462,962	$427,010
Accounts receivable, net	632,829	654,449
Prepaid expenses	73,770	247,165
Other current assets	517,447	200,925
Total current assets	1,687,008	1,529,549

Deposits	24,562	24,357
Property and equipment, net	1,259,388	1,238,811
Goodwill	110,000	110,000
Intangible assets	94,099	96,990

Total assets	$3,175,057	$2,999,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,044,855	$1,059,600
Deferred revenue	637,731	602,517
Total current liabilities	1,682,586	1,662,117

Long-term portion of amounts due to related parties	6,332,376	5,976,859

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,916,930	8,912,132
Accumulated deficit	(13,846,207)	(13,640,773)
Total stockholders’ deficit	(4,839,905)	(4,639,269)
Total liabilities and stockholders’ deficit	$3,175,057	$2,999,707

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$2,476,556	$2,203,107	$5,041,000	$4,232,890

Cost of revenue	1,226,439	1,029,011	2,402,144	2,002,385

Gross profit	1,250,117	1,174,096	2,638,856	2,230,505

Operating expenses

Sales and marketing	423,266	508,473	902,488	980,037
General and administrative	514,085	461,209	1,035,930	985,701
Software development	292,004	315,670	596,376	603,737
	1,229,355	1,285,352	2,534,794	2,569,475

Operating profit (loss)	20,762	(111,256)	104,062	(338,970)

Other income and (expense)

Foreign exchange gain (loss)	36,851	4,561	2,675	(40,639)
Interest expense (related party)	(157,569)	(134,682)	(310,184)	(260,161)
	(120,718)	(130,121)	(307,509)	(300,800)

Loss before income taxes	(99,956)	(241,377)	(203,447)	(639,770)

Provision for income taxes	(491)	(516)	(1,987)	(1,023)

Net loss	$(100,447)	$(241,893)	$(205,434)	$(640,793)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding

Basic and diluted	89,371,320	89,371,320	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011

Operating activities:

Net loss	$(205,434)	$(640,793)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	370,705	349,970
Bad debt expense	58,500	24,960
Stock-based compensation expense	4,798	35,959
Noncash barter revenue	(180,000)	(180,000)
Noncash barter advertising expense	96,000	180,000
Changes in assets and liabilities:
Accounts receivable	(36,880)	(134,738)
Prepaid expenses	(6,605)	(32,804)
Other current assets	(52,522)	(35,064)
Deposits	(205)	(1,217)
Accounts payable and amounts due to related parties	340,772	315,243
Deferred revenue	35,214	200,961
Net cash provided by operating activities	424,343	82,477

Investing activities:

Purchase of fixed assets	(16,299)	(4,903)
Capitalized application software	(372,092)	(331,667)
Net cash used in investing activities	(388,391)	(336,570)

Financing activities:

Loans from related parties	-	200,000
Net cash provided by financing activities	-	200,000

Net increase (decrease) in cash	35,952	(54,093)

Cash and equivalents, beginning of period	427,010	510,018

Cash and equivalents, end of period	$462,962	$455,925

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.  In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2012 through the filing of this report.

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

d) Barter revenue

The Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue was recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determines the fair market value of the service delivered based upon amounts charged for similar services in non barter arrangements within the previous six-month period. The Company also ensures that the value of barter delivered did not exceed the value of cash-based revenue in any period.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our barter revenue transactions for the three and six month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Barter revenue earned	$90,000	$90,000	$180,000	$180,000
Advertising credits expensed	6,000	90,000	96,000	180,000

The Company’s barter licensing agreement expired on June 30, 2012, at which time we had unused advertising credits valued at $180,000 that were reflected as prepaid expenses.   In June 2012 we agreed to accept a cash settlement of $264,000 to forfeit our unused advertising credits.  In accordance with the terms of the settlement agreement, the $264,000 cash payment was received in full on July 31, 2012.  The receivable balance was included in other assets at June 30, 2012.  The settlement receivable balance was applied against prepaid expenses at June 30, 2012, with the excess ($84,000) applied against advertising credits expensed during the three month period ended June 30, 2012.

e) Accounting Pronouncements

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued amended guidance and disclosure requirements for fair value measurements. These changes became effective January 1, 2012 on a prospective basis and did not have a material impact on the consolidated financial results. See Note 3, “Financial Instruments” for fair value disclosures.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  At June 30, 2012, the fair market value for forward contracts was a liability of $2,439 and was included in accrued liabilities. At December 31, 2011, the fair market value for forward contracts was an asset of $745 and was included in other current assets.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	June 30, 2012		December 31, 2011
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$350,000	$(2,439)	$100,000	$745

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. Margin deposits totaling $18,000 related to forward contracts outstanding are included in other current assets at June 30, 2012. There were margin deposits totaling $5,000 included in other current assets at December 31, 2011.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Purchase of business unit	$211,625	$202,372
Computer hosting services	376,925	456,734
Office rent	887,727	865,601
Other	17,276	17,276
Loan	690,674	658,224
Lead generation services	904,933	860,977
Due to Management	3,243,216	2,915,675
	$6,332,376	$5,976,859

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the June 30, 2012 balance sheet date.  Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2012 and 2011 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Sales and marketing	$2,001	$24,576	$4,002	$26,421
General and administrative	318	3,239	796	3,788
Software development	-	5,750	-	5,750
Total stock-based compensation	$2,319	$33,565	$4,798	$35,959

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2012 there was $48,098 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 4.48 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected dividend yield	-	-	-	-
Expected stock price volatility	276%	187%	276%	187%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	6.5 years	2.1 years	6.3 years	2.1 years
Weighted average fair value of options and warrants granted	$0.065	$0.03	$0.062	$0.03

The following table represents stock option and warrant activity for the six months ended June 30, 2012:
		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	13,707,803	$0.05

Granted under company stock option plan	230,000	$0.06

Outstanding at June 30, 2012	13,937,803	$0.05

The following table summarizes our non-vested stock option and warrant activity for the six months ended June 30, 2012:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2011	972,222	$0.04
Granted during the period	230,000	$0.06
Vested during the period	(183,334)	$0.04
Non-vested stock options and warrants at
June 30, 2012	1,018,888	$0.04

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2012	Life	Price	2012	Price

$0.05-0.10	13,437,803	3.66	$0.04	12,418,915	$0.04
$0.11-0.40	500,000	2.38	$0.40	500,000	$0.40

As at June 30, 2012 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2012 the aggregate intrinsic value of options and warrants outstanding was $181,179.  The aggregate intrinsic value of options and warrants exercisable was $172,974.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.	LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended June 30, 2012 and 2011, respectively.  The basic and diluted net loss per share was $(0.00) and $(0.01) per share for the six months ended June 30, 2012 and 2011, respectively.  There were 13,937,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2012 and 2011 because they were anti-dilutive.

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

  We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate.  We anticipate that based on product deployments that have been recently completed or are near completion, we will continue to see revenue growth for the remainder of 2012.

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

Results of Operations

Revenue

	2012	2011	Change ($)	Change (%)

Three months ended June 30,

Licensing revenue	$2,476,556	$2,203,107	$273,449	12%

Six months ended June 30,

Licensing revenue	$5,041,000	$4,232,890	$808,110	19%

Licensing revenue has increased 12% and 19% when comparing the three and six months ended June 30, 2012 and 2011.  The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $127,438 (11%) and $283,300 (13%) when comparing the three and six month periods ended June 30, 2012 and 2011.  The increases are due to an increase in the number and average value of Interactive Content and Data Application client contracts, as we signed several large-scale contracts since the comparable periods – most notably new contracts with Toronto Stock Exchange and Stockhouse.com.

Our Portfolio Management System revenue increased by a total of $146,012 (14%) and $524,811 (26%) when comparing the three and six month periods ended June 30, 2012 and 2011.  Corporate Quotestream revenue increased $119,379 (16%) and $454,401 (34%) for the three and six months periods ended June 30, 2012 from the comparative periods in 2011.  The increase for the three and six months ended June 30, 2012 is due to new large-scale contracts signed since the comparable periods – most notably new contracts with the Toronto Stock Exchange and Stockhouse.com.

Individual Quotestream revenue increased $26,633 (8%) and $70,410 (11%) from the comparative periods in 2011, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber.  Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $90,000 and $180,000 for the three and six month periods ended June 30, 2012 and 2011.  Our barter licensing agreement expired on June 30, 2012.  See discussion below under “Sales and Marketing”.

Cost of Revenue and Gross Profit Summary

	2012	2011	Change ($)	Change (%)

Three months ended June 30,

Cost of revenue	$1,226,439	$1,029,011	$197,428	19%
Gross profit	$1,250,117	$1,174,096	$76,021	6%
Gross margin %	50%	53%

Six months ended June 30,

Cost of revenue	$2,402,144	$2,002,385	$399,759	20%
Gross profit	$2,638,856	$2,230,505	$408,351	18%
Gross margin %	52%	53%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 19% and 20% when comparing the three and six month periods ended June 30, 2012 and 2011. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable periods. The increases are also due new and increased fees levied by a number of stock exchanges since the comparable periods and to the acquisition of new data content required to support the new products and features that we have recently developed.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 50% and 52% for the three and six month periods ended June 30, 2012 from 53% in the respective comparative periods in 2011.  The gross margin attributed to Interactive Content and Data Application revenue is higher than Portfolio Management System revenue due to the stock exchange fees associated with Portfolio Management System revenue. The decreases in gross margins from the comparatives periods are therefore due to a change in our revenue mix, as a higher percentage of our revenue growth from the prior periods was from Portfolio Management System revenue.

Operating Expenses Summary

	2012	2011	Change ($)	Change (%)

Three months ended June 30,

Sales and marketing	$423,266	$508,473	$(85,207)	(17)%
General and administrative	514,085	461,209	52,876	11%
Software development	292,004	315,670	(23,666)	(7)%
Total operating expenses	$1,229,355	$1,285,352	$(55,997)	(4)%

Six months ended June 30,

Sales and marketing	$902,488	$980,037	$(77,549)	(8)%
General and administrative	1,035,930	985,701	50,229	5%
Software development	596,376	603,737	(7,361)	(1)%
Total operating expenses	$2,534,794	$2,569,475	$(34,681)	(1)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $85,207 (17%) and $77,549 (8%) for the three and six month periods ended June 30, 2012 when compared to the same periods in 2011.

The decrease from the comparative periods is primarily due to a decrease in non-cash advertising costs.  Included in sales and marketing expense are $6,000 and $96,000 of non-cash advertising costs incurred in the three and six month periods ended June 30, 2012.  We incurred $90,000 and $180,000 of non-cash advertising costs in the respective 2011 comparative periods.

We received advertising credits with a large national magazine in exchange for subscription services. The advertising credits were expensed as used and unused advertising credits were reflected as prepaid expenses.  The Company’s barter licensing agreement expired on June 30, 2012, at which time we had unused advertising credits valued at $180,000 that were reflected as prepaid expenses.   In June 2012 we agreed to accept a cash settlement of $264,000 to forfeit our unused advertising credits.  In accordance with the terms of the settlement agreement, the $264,000 cash payment was received in full on July 31, 2012.  The receivable balance was included in other assets at June 30, 2012.  The settlement receivable balance was applied against prepaid expenses at June 30, 2012, with the excess ($84,000) applied against advertising credits expensed during the three month period ended June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees.  General and administrative expenses increased $52,876 (11%) and $50,229 (5%) for the three and six month periods ended June 30, 2012 when compared to the same periods in 2011.  The increases are due to increased salary expense resulting from hiring additional administrative staff in 2012, as well as an increase in bad debt expense from the comparative periods in 2011.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $23,666 (7%) and $7,361 (1%) for the three and six month periods ended June 30, 2012 when compared to the same periods in 2011, primarily due to decreases in stock-based compensation expense.

We capitalized $191,712 and $372,092 of development costs for the three and six months ended June 30, 2012, compared to $154,360 and $331,667 for the same periods in 2011. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2012	2011

Three months ended June 30,

Foreign exchange gain (loss)	$36,851	$4,561
Interest expense	(157,569)	(134,682)
Total other income and (expenses)	$(120,718)	$(130,121)

Six months ended June 30,

Foreign exchange gain (loss)	$2,675	$(40,639)
Interest expense	(310,184)	(260,161)
Total other income and (expenses)	$(307,509)	$(300,800)

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

We recognized foreign exchange gain of $36,851 and $2,675 and for the three and six month periods ended June 30, 2012, compared to foreign exchange gain of $4,561 and loss of $40,639 for the same periods in 2011.  The foreign exchange gains for the three and six month periods ended June 30, 2012 are due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated versus the Canadian dollar from December 31, 2011 to June 30, 2012.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six month periods ended June 30, 2012 due to additional borrowings compared to the same periods in 2011.  Interest is accrued at 10% per annum.  Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and six month periods ended June 30, 2012, the Company recorded Canadian income tax expense of $491 and $1,987, compared to $516 and $1,023 in the comparative periods in 2011.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2012 was $(100,447) or $(0.00) per share compared to a net loss of $(241,893) or $(0.00) per share for the three months ended June 30, 2011.  The net loss for the six months ended June 30, 2012 was $(205,434) or $(0.00) per share compared to a net loss of $(640,793) or $(0.01) per share for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our cash totaled $462,962 at June 30, 2012, as compared with $427,010 at December 31, 2011, an increase of $35,952.  Net cash of $424,343 was provided by operations for the six months ended June 30, 2012, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the six months ended June 30, 2012 was $388,391 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the six month period ended June 30, 2012.

For the six months ended June 30, 2012 we had a net loss of $205,434, and at June 30, 2012 we have a net working capital surplus of $4,422 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate.  We anticipate that based on product deployments that have recently been completed and are near completion, we will continue to see revenue growth for the next 12 months.  Our current liabilities include deferred revenue of $637,731. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $6,332,376 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2012 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: August 10, 2012

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)