Form 10-Q
period 2012-09-30
QUOTEMEDIA INC
filed 2012-11-14
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

The Registrant has 89,371,320 shares of common stock outstanding as at November 2, 2012.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash	$420,257	$427,010
Accounts receivable, net	806,837	654,449
Prepaid expenses	47,827	247,165
Other current assets	263,364	200,925
Total current assets	1,538,285	1,529,549

Deposits	22,084	24,357
Property and equipment, net	1,266,929	1,238,811
Goodwill	110,000	110,000
Intangible assets	92,654	96,990

Total assets	$3,029,952	$2,999,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,062,458	$1,059,600
Deferred revenue	628,661	602,517
Total current liabilities	1,691,119	1,662,117

Long-term portion of amounts due to related parties	6,369,338	5,976,859

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,919,681	8,912,132
Accumulated deficit	(14,039,558)	(13,640,773)
Total stockholders’ deficit	(5,030,505)	(4,639,269)

Total liabilities and stockholders’ deficit	$3,029,952	$2,999,707

See accompanying notes	3

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$2,388,241	$2,330,479	$7,429,241	$6,563,369

Cost of revenue	1,188,580	1,053,454	3,590,724	3,055,839

Gross profit	1,199,661	1,277,025	3,838,517	3,507,530

Operating expenses

Sales and marketing	414,052	477,206	1,316,540	1,457,243
General and administrative	452,638	468,159	1,488,568	1,453,860
Software development	304,477	278,291	900,853	882,028
	1,171,167	1,223,656	3,705,961	3,793,131

Operating profit (loss)	28,494	53,369	132,556	(285,601)

Other income and (expense)

Foreign exchange gain (loss)	(61,907)	83,162	(59,232)	42,523
Interest expense (related party)	(158,934)	(141,281)	(469,118)	(401,442)
	(220,841)	(58,119)	(528,350)	(358,919)

Loss before income taxes	(192,347)	(4,750)	(395,794)	(644,520)

Provision for income taxes	(1,004)	(511)	(2,991)	(1,534)

Net loss	$(193,351)	$(5,261)	$(398,785)	$(646,054)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding

Basic and diluted	89,371,320	89,371,320	89,371,320	89,371,320

See accompanying notes	4

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011

Operating activities:

Net loss	$(398,785)	$(646,054)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	561,890	524,271
Bad debt expense	70,386	31,718
Stock-based compensation expense	7,549	37,477
Noncash barter revenue	(180,000)	(270,000)
Noncash barter advertising expense	96,000	270,000
Changes in assets and liabilities:
Accounts receivable	(222,774)	(162,313)
Prepaid expenses	19,338	(20,656)
Other current assets	201,561	(55,485)
Deposits	2,273	102
Accounts payable and amounts due to related parties	395,337	287,912
Deferred revenue	26,144	205,289
Net cash provided by operating activities	578,919	202,261

Investing activities:

Purchase of fixed assets	(20,675)	(36,464)
Capitalized application software	(564,997)	(504,687)
Net cash used in investing activities	(585,672)	(541,151)

Financing activities:

Loans from related parties	-	200,000
Net cash provided by financing activities	-	200,000

Net increase (decrease) in cash	(6,753)	(138,890)

Cash and equivalents, beginning of period	427,010	510,018

Cash and equivalents, end of period	$420,257	$371,128

See accompanying notes	5

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.  In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2012 through the filing of this report.

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

d) Barter revenue

The Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue was recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determined the fair market value of the service delivered based upon amounts charged for similar services in non barter arrangements within the previous six-month period. The Company also ensured that the value of barter delivered did not exceed the value of cash-based revenue in any period.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

The following table summarizes our barter revenue transactions for the three and nine month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Barter revenue earned	-	$90,000	$180,000	$270,000
Advertising credits expensed	-	90,000	96,000	270,000

The Company’s barter licensing agreement expired on June 30, 2012, at which time we had unused advertising credits valued at $180,000 that were reflected as prepaid expenses.   In June 2012 we agreed to accept a cash settlement of $264,000 to forfeit our unused advertising credits.  In accordance with the terms of the settlement agreement, the $264,000 cash payment was received in full on July 31, 2012.  The settlement was applied against prepaid expenses, with the excess ($84,000) applied against advertising credits expensed in the second quarter of 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, on testing indefinite-lived intangible assets for impairment. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. We will adopt this guidance on January 1, 2013 but do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  We had no forward contracts outstanding at September 30, 2012.  At December 31, 2011, the fair market value for forward contracts was an asset of $745 and was included in other current assets.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2012		December 31, 2011
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	-	-	$ 100,000	$ 745

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. We had no forward contracts outstanding at September 30, 2012.  There were margin deposits totaling $5,000 included in other current assets at December 31, 2011.

4.	RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Purchase of business unit	$226,045	$202,372
Computer hosting services	119,263	456,734
Office rent	947,993	865,601
Other	17,276	17,276
Loan	717,810	658,224
Lead generation services	927,746	860,977
Due to Management	3,413,205	2,915,675
	$6,369,338	$5,976,859

During the three months period ended September 30, 2012, we made payments to related parties of $300,000 and $26,061 that were applied against amounts owed for computer hosting services and office rent respectively.  During the nine months period ended September 30, 2012, we made payments of $450,000 and $95,557 that were applied against amounts owed for computer hosting services and office rent respectively.

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the September 30, 2012 balance sheet date.  Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2012 and 2011 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sales and marketing	$750	$969	$1,546	$27,390
General and administrative	2,001	549	6,003	4,337
Software development	-	-	-	5,750
Total stock-based compensation	$2,751	$1,518	$7,549	$37,477

At September 30, 2012 there was $45,347 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 4.23 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected dividend yield	n/a	n/a	-	-
Expected stock price volatility	n/a	n/a	276%	187%
Risk-free interest rate	n/a	n/a	4%	4%
Expected life of options	n/a	n/a	6.3 years	2.1 years
Weighted average fair value of options and warrants granted	n/a	n/a	$0.062	$0.03

The following table represents stock option and warrant activity for the nine months ended September 30, 2012:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	13,707,803	$0.05

Granted under company stock option plan	230,000	$0.06

Outstanding at September 30, 2012	13,937,803	$0.05

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2012:
		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2011	972,222	$0.04
Granted during the period	230,000	$0.06
Vested during the period	(279,169)	$0.04
Non-vested stock options and warrants at
September 30, 2012	923,053	$0.05

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2012	Life	Price	2012	Price

$0.05-0.10	13,437,803	3.41	$0.04	12,514,750	$0.04
$0.11-0.40	500,000	2.13	$0.40	500,000	$0.40

As at September 30, 2012 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2012 the aggregate intrinsic value of options and warrants outstanding was $446,935.  The aggregate intrinsic value of options and warrants exercisable was $423,924.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.	LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) per share for each of the three months ended September 30, 2012 and 2011.  The basic and diluted net loss per share was $(0.00) and $(0.01) per share for the nine months ended September 30, 2012 and 2011, respectively.  There were 13,937,803 and 13,707,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

ITEM 2.    Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward-looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and other reports filed from time to time with the SEC.

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

  We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate.  We anticipate that based on product deployments that have been recently completed or are near completion, we will see moderate revenue growth for the remainder of 2012.

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

Results of Operations

Revenue

	2012	2011	Change ($)	Change (%)

Three months ended September 30,

Licensing revenue	$ 2,388,241	$ 2,330,479	$ 57,762	2%

Nine months ended September 30,

Licensing revenue	$ 7,429,241	$ 6,563,369	$ 865,872	13%

Licensing revenue has increased 2% and 13% when comparing the three and nine months ended September 30, 2012 and 2011.  The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $83,613 (7%) and $366,913 (11%) when comparing the three and nine month periods ended September 30, 2012 and 2011.  The increases are primarily due to an increase in the average value of Interactive Content and Data Application client contracts, as we signed several large-scale contracts since the comparable periods – most notably new contracts with Toronto Stock Exchange and Stockhouse.com.

Our Portfolio Management System revenue decreased by a total of $25,851 (2%) and increased $498,959 (16%) when comparing the three and nine month periods ended September 30, 2012 and 2011.  Corporate Quotestream revenue decreased $37,802 (5%) and increased $416,599 (19%) for the three and nine months periods ended September 30, 2012 from the comparative periods in 2011.  The decrease for the three months ended September 30, 2012 is due to the expiration of our barter licensing agreement on June 30, 2012. See discussion below regarding our barter licensing agreement.  The increase for the nine months ended September 30, 2012 is due to new large-scale contracts signed since the comparable periods – most notably new contracts with the Toronto Stock Exchange and Stockhouse.com, offset by the expiration of our barter licensing agreement.

Individual Quotestream revenue increased $11,951 (4%) and $82,360 (9%) from the comparative periods in 2011, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber.  Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services.  Our barter licensing agreement expired on June 30, 2012 therefore there was no barter revenue for the three months ended September 30, 2012.  Barter revenue was $180,000 for the nine month periods ended September 30, 2012.  This barter revenue amounted to $90,000 and $270,000 for the three and nine month periods ended September 30, 2011.  See discussion regarding our barter licensing agreement below under “Sales and Marketing”.

Cost of Revenue and Gross Profit Summary

	2012	2011	Change ($)	Change (%)

Three months ended September 30,

Cost of revenue	$ 1,188,580	$ 1,053,454	$ 135,126	13%
Gross profit	$ 1,199,661	$ 1,277,025	$ (77,364)	(6)%
Gross margin %	50%	55%

Nine months ended September 30,

Cost of revenue	$ 3,590,724	$ 3,055,839	$ 534,885	18%
Gross profit	$ 3,838,517	$ 3,507,530	$ 330,987	9%
Gross margin %	52%	53%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 13% and 18% when comparing the three and nine month periods ended September 30, 2012 and 2011. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable periods. The increases are also due to new and increased fees levied by a number of stock exchanges since the comparable periods and to the acquisition of new data content required to support the new products and features that we have recently developed.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 50% and 52% for the three and nine month periods ended September 30, 2012 from 55% and 53% in the respective comparative periods in 2011. The decreases in gross margins from the comparatives periods are due to a reduction in barter revenue as our barter licensing agreement expired on June 30, 2012.  See discussion regarding our barter licensing agreement below under “Sales and Marketing”.

Operating Expenses Summary

	2012	2011	Change ($)	Change (%)

Three months ended September 30,

Sales and marketing	$ 414,052	$ 477,206	$ (63,154)	(13%)
General and administrative	452,638	468,159	(15,521)	(3)%
Software development	304,477	278,291	26,186	9%
Total operating expenses	$ 1,171,167	$ 1,223,656	$ (52,489)	(4%)

Nine months ended September 30,

Sales and marketing	$ 1,316,540	$ 1,457,243	$ (140,703)	(10)%
General and administrative	1,488,568	1,453,860	34,708	2%
Software development	900,853	882,028	18,825	2%
Total operating expenses	$ 3,705,961	$ 3,793,131	$ (87,170)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $63,154 (13%) and $140,703 (10%) for the three and nine month periods ended September 30, 2012 when compared to the same periods in 2011.

The decrease from the comparative periods is primarily due to a decrease in non-cash advertising costs.  We had no non-cash advertising expenses in the three month period ended September 30, 2012, and $96,000 of non-cash advertising costs in the nine month periods ended September 30, 2012.  We incurred $90,000 and $270,000 of non-cash advertising costs in the respective 2011 comparative periods.

We received advertising credits with a large national magazine in exchange for subscription services. The advertising credits were expensed as used and unused advertising credits were reflected as prepaid expenses.  The Company’s barter licensing agreement expired on June 30, 2012, at which time we had unused advertising credits valued at $180,000 that were reflected as prepaid expenses.   In June 2012 we agreed to accept a cash settlement of $264,000 to forfeit our unused advertising credits.  In accordance with the terms of the settlement agreement, the $264,000 cash payment was received in full on July 31, 2012.  The settlement was applied against prepaid expenses, with the excess ($84,000) applied against advertising credits expensed in the second quarter of 2012.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees.  General and administrative expenses decreased $15,521 (3%) and increased $34,708 (2%) for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011.  The decrease for the three months ended September 30, 2012 is due to a reduction in administrative staff from the comparative period.  The increase for the nine months ended September 30, 2012 is due mainly to an increase in bad debt expense offset by a reduction in administrative staff from the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $26,186 (9%) and $18,825 (2%) for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011, primarily due to the hiring of new development personnel and competitive salary adjustments to existing personnel from the comparative periods.

We capitalized $192,905 and $564,997 of development costs for the three and nine months ended September 30, 2012, compared to $173,020 and $504,687 for the same periods in 2011. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2012	2011

Three months ended September 30,

Foreign exchange gain (loss)	$ (61,907)	$ 83,162
Interest expense	(158,934)	(141,281)
Total other income and (expenses)	$ (220,841)	$ (58,119)

Nine months ended September 30,

Foreign exchange gain (loss)	$ (59,232)	$ 42,523
Interest expense	(469,118)	(401,442)
Total other income and (expenses)	$ (528,350)	$ (358,919)

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

We recognized foreign exchange loss of $61,907 and $59,232 for the three and nine month periods ended September 30, 2012, compared to foreign exchange gain of $83,162 and $42,523 for the same periods in 2011.  The foreign exchange losses for the three and nine month periods ended September 30, 2012 are due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar depreciated versus the Canadian dollar from December 31, 2011 to September 30, 2012.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2012 due to additional borrowings compared to the same periods in 2011.  Interest is accrued at 10% per annum.  Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2012, the Company recorded Canadian income tax expense of $1,004 and $2,991, respectively, compared to $511 and $1,534 in the comparative periods in 2011.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2012 was $(193,351) or $(0.00) per share compared to a net loss of $(5,261) or $(0.00) per share for the three months ended September 30, 2011.  The net loss for the nine months ended September 30, 2012 was $(398,785) or $(0.00) per share compared to a net loss of $(646,054) or $(0.01) per share for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our cash totaled $420,257 at September 30, 2012, as compared with $427,010 at December 31, 2011, a decrease of $6,753.  Net cash of $578,919 was provided by operations for the nine months ended September 30, 2012, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2012 was $585,672 resulting from capitalized application software costs and the purchase of new computer equipment.  There were no financing activities for the nine month period ended September 30, 2012.

For the nine months ended September 30, 2012 we had a net loss of $398,785, and at September 30, 2012 we have a net working capital deficit of $152,834 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate.  We anticipate that based on product deployments that have recently been completed and are near completion, we will continue to see revenue growth for the next 12 months.  Our current liabilities include deferred revenue of $628,661. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $6,369,338 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2012 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: November 14, 2012

By:	/s/ R. Keith Guelpa

R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall

Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)