Form 10-K
period 2012-12-31
QUOTEMEDIA INC
filed 2013-03-28
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes  No ☑

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

Yes ☐   No ☑

As of March 15, 2013, there were outstanding 89,371,320 shares of the issuer's common stock, par value $.001 per share. The aggregate market value of common stock held by non-affiliates of the issuer (51,810,636 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets on March 15, 2013, was $3,108,638. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

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

PART I

ITEM 1.            BUSINESS.

General

QuoteMedia, Inc. (OTCQB: QMCI) is a leading provider of financial data, news feeds, market research information, and financial software solutions to online brokerages, clearing firms, banks, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, wireless applications, and custom development. Our portfolio management products are provided on a “software as a service” basis, as are our other interactive content and data applications.

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

Interactive Content and Data Applications

QuoteMedia’s proprietary financial software applications comprise a unique suite of custom Web technologies that combine the power and depth of established financial databases with the flexibility and efficiency of the Web to deliver customized high-quality content to clients around the world. QuoteMedia financial data delivery application products and components comprise an extensive product line that spans the spectrum of Quote Modules, Charts, Market Movers, News, Watch Lists, Tickers, Market Summaries, Option Chains, SEC Filings, Investor Relations Solutions, Component Fundamentals and much more. Our lightweight and fast-loading applications provide an extensive array of information in a variety of delivery vehicles. All of our content solutions are completely customizable, embed directly into client Web pages for seamless integration with existing content, and are licensed to our Clients on a recurring subscription basis. Our Interactive Content and Data Applications include the following:

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

Portfolio Management Systems

QuoteMedia offers three leading edge portfolio managements systems: Quotestream™ Desktop and Mobile; Quotestream™ Professional; and a Web Portfolio Management product. Each of these systems can be implemented independently, or they can be employed in conjunction with each other to provide a complete portfolio management solution for both nonprofessionals and professionals.

Quotestream™ Desktop and Mobile

QuoteMedia’s proprietary software, Quotestream, is our unique, Web-delivered, embedded application providing real-time, tick-by-tick, streaming market quotes and research information. Quotestream is the next generation portfolio management system for nonprofessional users, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and custom functionality. Quotestream is geared towards providing a professional-level experience to nonprofessional users. Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news and research information, and end of day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

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

 QuoteMedia’s Quotestream Mobile is a revolutionary Mobile companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios wirelessly through a cellular telephone or PDA. Quotestream Mobile offers an extensive array of features and advanced functionality, and supports a large selection of mobile devices, including iPhone™, Android™, BlackBerry™, and several other handheld devices.

Quotestream Mobile can be integrated with any brokerage/clearing firm's existing on-line trading platform without the installation of expensive business enterprise servers. Additionally, the application is designed to allow private branding by brokerage, banking, and other corporate clients.

Quotestream Mobile and Quotestream Desktop are true companion products as any changes made to portfolios in either application are automatically reflected in the other.

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

Quotestream Professional was created with the latest technology, making QuoteMedia’s professional application one of the most sophisticated, user-friendly and dependable market data and technical analysis solution available to market professionals today. It provides true thin client access as there is no software to download, no upgrades to install, and no technical staff required. QuoteMedia Professional is accessed via the Internet, avoiding expensive server and circuit infrastructure requirements.

Quotestream Professional also features wireless access to the same portfolios and market data entitlements through mobile devices. The desktop and mobile applications work in a co-companion relationship, where any changes made on one device immediately transfer to the other.

Web Portfolio Manager

The Web Portfolio Manager is a user-friendly yet powerful solution allowing users to track their holdings, conduct in-depth research and analyze performance for all stocks, mutual funds and indices listed on any of the major global exchanges.

The Web Portfolio Manager provides immediate Web access to detailed Quote Data, Market and Company News, Charting, Depth / Level II, Filings, Historical Data, Snap Quotes and more. The Web Portfolio Manager is an efficient and economical solution for both the new and experienced investor.

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

Custom Development – QuoteMedia’s ability to provide complete custom design and development services differentiates us from our competitors. We are able to create custom market data applications and software engineered precisely to our clients’ specifications, and the speed with which we are able to take a product from concept to deliverable truly sets us apart.

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

Effective Marketing – We have implemented a marketing strategy that focuses on multiple markets for our products and services, from individual nonprofessional end users to corporate and institutional clients and their customer bases.

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

While there are many financial data providers, what mainly differentiates us from others is that we offer clients a comprehensive solution for stock market-related information provisioning with more advanced technologies than employed by most our competitors. Our diversity of technical expertise, agile responsiveness to custom corporate requirements and development needs, and proven commitment to superior delivery technologies have established QuoteMedia as a frontrunner in the financial market data industry.

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

Regulatory Issues

We are not subject to any special governmental regulation concerning our supplying of products and services to the marketplace, and we believe we are in compliance in all material respects with all existing regulations governing other aspects of our businesses.

Employees

We currently have 54 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2013 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.           RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The recent uncertainty in the global financial markets has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets, while other demand is static and is not dependent on activity levels. In the event that a downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected.

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2012 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2013. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services. The current recession has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy, and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We generally obtain data via license agreements. The disruption of any license agreement with a major data supplier could disrupt our operations and lead to an adverse impact on our results of operations.  Penson Worldwide Inc., the parent company of one of our data suppliers, Nexa Technologies, Inc., filed for Chapter 11 protection in January 2013. On February 22, 2013, the Desjardins Group won the auction to buy Nexa Technologies, Inc. Operations are not expected to be impacted however, therefore we do not expect a disruption in data supply.

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

We compete against companies with greater financial resources. We operate in highly competitive markets in which we compete with other distributors of financial and business information and related services. We expect competition to continue to be rigorous. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand product offerings and data content more effectively, and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their products. Increased competition in the future could limit our ability to maintain or increase our market share or maintain our margins and could have a material adverse effect on our business, financial condition or operating results.

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

We may need additional capital with which to implement our business plan and there is no agreement with any third party to provide such capital. Implementing our business plan may require additional equity or debt financing. If we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed may have a material adverse affect on our business, results of operations, and financial condition.

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

The success of our anticipated future growth depends upon our ability to manage successfully the growth of our proposed operations. We expect to experience significant growth in our number of employees and scope of operations. Our future success will depend upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will depend on our ability to implement adequate improvements to financial and management controls, reporting, order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees will result in increased responsibility for both existing and new management personnel. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management and to recruit, train, and manage our employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures. Any inability to do so may have a material adverse effect on our business, results of operations, and financial condition. Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance operations. This need to manage our expenses may place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations, and financial condition may be adversely affected.

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

	High	Low

Year ended December 31, 2011:
First Quarter	$0.09	$0.06
Second Quarter	0.11	0.04
Third Quarter	0.10	0.04
Fourth Quarter	0.05	0.03
Year ended December 31, 2012:
First Quarter	$0.07	$0.03
Second Quarter	0.07	0.04
Third Quarter	0.11	0.04
Fourth Quarter	0.10	0.04

Year ended December 31, 2013:
First Quarter (through March 15, 2013)	$0.08	$0.05

As of March 15, 2013, there were approximately 309 holders of record of our common stock. As of March 15, 2013, the closing price for our common stock was $0.06.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2012.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Professional, Quotestream Mobile, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets.  Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional-level experience to nonprofessional users.

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

Quotestream Mobile is a true companion product to the Quotestream desktop products (Quotestream and Quotestream Professional) – any changes made to portfolios in either the desktop or mobile application are automatically reflected in the other.

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

Plan of operation

Our plan of operation for 2013 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Mobile as a companion to the Quotestream desktop products will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013 and is currently in the process of liquidating its assets. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies is expected to negatively impact our revenue growth for the first two quarters of 2013; however, based on new product deployments that have been recently completed or are near completion, we anticipate that we will continue to see revenue growth in 2013.

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

Our future performance will be subject to a number of business factors, including those beyond our control, such as a continuation of market uncertainty and evolving industry needs and preferences, as well as the level of competition and our ability to continue to successfully market our products and technology. There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or achieve profitable operations.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis discusses our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed-upon fee schedules with our customers. We account for subscription revenues received in advance of services being performed by deferring such amounts until the related services are performed. We consider the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.

We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectability is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

The Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue was recognized in the period in which the applications are licensed based on the fair market value of the services delivered. The Company determined the fair market value of the service delivered based upon amounts charged for similar services in nonbarter arrangements within the previous six-month period. The Company also ensured that the value of barter delivered did not exceed the value of cash-based revenue in any period.

The following table summarizes our barter revenue transactions for the years ended December 31, 2012 and 2011:

	2012	2011

Barter revenue earned	$180,000	$360,000

Advertising credits expensed	$96,000	$360,000

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

For the years ended December 31, 2012 and 2011, the Company capitalized $763,300 and $690,349 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2012 and 2011, amortization expenses associated with the internally developed application software was $678,463 and $613,894 respectively. At December 31, 2012, the remaining book value of the application software was $1,132,809.

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

Results of Operations

Revenue

	Years ended December 31,
	2012	2011	Change ($)	Change (%)

Licensing revenue	$9,870,769	$8,964,181	$906,588	10%

Licensing revenue has increased 10% when comparing the years ended December 31, 2012 and 2011. The increase is a result of sales growth from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue increased $474,955 (10%) when comparing the years ended December 31, 2012 and 2011. The increase is due to an increase in the average value of Interactive Content and Data Application client contracts, as we signed several large-scale clients in late 2011 and 2012 – most notably the Toronto Stock Exchange.

Portfolio Management System revenue increased by a total of $431,633 (10%) when comparing the years ended December 31, 2012 and 2011. Corporate Quotestream revenue increased $339,339 (11%) from the comparative period in 2011. The increase for the year is due to new contracts signed with the Toronto Stock Exchange and other large-scale clients in late 2011 and 2012.

Individual Quotestream revenue increased $92,294 (7%) from the comparative period in 2011, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber. Included in Portfolio Management System revenue is revenue earned from licensing of one of our portfolio management applications in exchange for advertising services, referred to as “barter revenue,” whereby advertising credits were received for subscription services. This barter revenue amounted to $180,000 for the year ended December 31, 2012, compared to $360,000 earned in 2011. The Company’s barter licensing agreement expired on June 30, 2012.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2012	2011	Change ($)	Change (%)

Cost of revenue	$4,820,194	$4,148,609	$671,585	16%

Gross profit	$5,050,575	$4,815,572	$235,003	5%

Gross margin %	51%	54%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 16% when comparing the years ended December 31, 2012 and 2011. The increase is primarily due to an increase in variable stock exchange fees associated with an increase in the number of Quotestream subscribers. The increase is also due to an increase in the average stock exchange fees per user as, on average, users subscribed to more stock exchange data in 2012 than in the comparative period. This is consistent with the increase in subscriber revenue discussed above. The increase in variable stock exchange fees is also due to new NASDAQ fees introduced in 2012 for Interactive Content and Data Application clients displaying NASDAQ Mutual Funds and Indices data.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 51% in 2012 from 54% in 2011. The decrease in gross margin from the comparative period is due in part to a reduction in barter revenue as our barter licensing agreement expired on June 30, 2012 and the corresponding barter expense was recognized as sales and marketing expenses. See further discussion regarding our barter licensing agreement below under “Sales and Marketing”. The decrease in gross margin from the comparative period is also due to increased stock exchange and data feed provisioning fees that we were unable to fully pass on to our clients.

Operating Expenses Summary

	Years ended December 31,
	2012	2011	Change ($)	Change (%)

Sales and marketing	$1,698,533	$1,918,868	$(220,335)	(11)%
General and administrative	2,015,408	1,960,756	54,652	3%
Software development	1,169,982	1,155,839	14,143	1%
Total operating expenses	$4,883,923	$5,035,463	$(151,540)	(3)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $220,335 (11%) for the year ended December 31, 2012 when compared to fiscal 2011.

The decrease from the comparative period is primarily due to a decrease in noncash advertising costs. We had no noncash advertising expenses in the third and fourth quarters of 2012, and $96,000 of noncash advertising costs in the year ended December 31, 2012. We incurred $360,000 of non-cash advertising costs in 2011.

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

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $54,652 (3%) for year ended December 31, 2012 when compared to fiscal 2011. The increase is primarily due to an increase in bad debt expense in 2012 from the comparative period in 2011.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses remained relatively unchanged from the comparative period, increasing $14,143 (1%) for the year ended December 31, 2012 when compared to fiscal 2011.

We capitalized $763,300 of development costs for the year ended December 31, 2012, compared to $690,349 in 2011. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2012	2011

Foreign exchange gain (loss)	$(40,817)	$16,476
Interest expense	(630,176)	(546,439)
Loss on disposal of equipment	(1,186)	—
Total other income and (expenses)	$(672,179)	$(529,963)

Foreign Exchange Loss

We recognized a foreign exchange loss of $40,817 in 2012, compared to a foreign exchange gain of $16,476 in 2011. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchanges gains and losses.

The foreign exchange loss in 2012 is due primarily to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar depreciated slightly versus the Canadian dollar from December 31, 2011 to December 31, 2012.

Interest Expense

Interest expense in 2012 was $630,176, compared to $546,439 in 2011. Interest expense increased for the year ended December 31, 2012 due to additional borrowings compared to the same period in 2011. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest expense.

Loss on Disposal of Equipment

In 2012, we received $500 from the sale and disposal of obsolete computer equipment that had a net book value of $1,686, resulting in a net loss on disposal of $1,186.

Provision for Income Taxes

In 2012, the Company recorded Canadian income tax expense of $4,000, compared to a Canadian income expense of $2,527 in 2011.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2012 was $(509,527) or $(0.01) per share compared to a net loss of $(752,381) or $(0.01) per share for the year ended December 31, 2011.

Liquidity and Capital Resources

Our cash totaled $658,100 at December 31, 2012, as compared with $427,010 at December 31, 2011, an increase of $231,090. Net cash of $1,023,524 was provided by operations for the year ended December 31, 2012, primarily due to noncash depreciation and the increase in accounts payable and amounts due to related parties. This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2012 was $792,434 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets.

Our current liabilities include $525,026 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2013 are minimal.

As at December 31, 2012, long-term liabilities consist of $6,615,136 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2013. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.           OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	70	Chairman of the Board

R. Keith Guelpa	66	President, Chief Executive Officer, and Director

David M. Shworan	45	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	46	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is also Chairman of the Board of Algae Biosciences Corporation and a Director of several privately owned corporations. Formerly, Mr. Thompson was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. For almost 30 years previously, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for five years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

R. Keith Guelpa is co-founder of QuoteMedia and has served as our President and Director since 1999. Prior to 1999, Mr. Guelpa served as President and CEO of companies in the Consumer Products, Technology and Financial areas. Mr. Guelpa graduated in 1970 with a Bachelor of Commerce degree.

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company, since December 2004. Mr. Shworan has served as a director of our company since November 2002. Mr. Shworan served as our President and Chief Executive Officer from November 2002 to December 2004. Mr. Shworan is a veteran of online marketing and Internet business. Mr. Shworan is the founder of Bravenet Web Services, Inc., a Webmaster tools and services site for over 8 million Web developers, and has served as the Chief Executive Officer of Bravenet since September 1997. Mr. Shworan is the founder of several Internet companies and has been a consultant to a number of other Internet companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2012, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2012 and 2011 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2012	$192,000	—	—	—	$192,000
Chief Executive Officer,	2011	$192,000	—	—	—	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2012	$350,000	—	—	—	$350,000
Chief Executive Officer,	2011	$350,000	—	$20,400	—	$370,400
QuoteMedia, Ltd.

Keith J. Randall (5)	2012	$150,000	—	—	—	$150,000
Chief Executive Officer,	2011	$144,000	—	$500	—	$144,500
QuoteMedia, Inc.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2012 and 2011 was accrued but not paid. In April 2011, we reduced the exercise price of a total of 7,200,000 options and warrants held by Mr. Shworan. The new exercise price for those options and warrants was fixed at $0.036 per share, which was the market price of the Company's common stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the repriced and extended options and warrants.
(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”. In April 2011, we reduced the exercise price of a total of 250,000 options and warrants held by Mr. Randall. The new exercise price for those options and warrants was fixed at $0.036 per share, which was the market price of the Company's common stock at the time of the repricings. The vesting period and the expiry dates of the repriced options and warrants remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the repriced and extended options.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Exercise Date

David M. Shworan	200,000	—	$0.036	17-May-2015
	2,000,000	—	$0.036	17-May-2015
	3,000,000	—	$0.036	17-May-2015
	2,400,000	—	$0.036	01-Aug-2015

Keith J. Randall	100,000	—	$0.036	17-May-2015
	50,000	—	$0.036	31-Jan-2015
	50,000	—	$0.036	12-Apr-2017
	50,000	—	$0.036	21-Dec-2017

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2012. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2012, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 15, 2013 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	36,151,800	37.3%
R. Keith Guelpa (4)	7,741,061	8.7%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	710,340	0.8%

All directors and executive officers as a group	46,213,487	47.1%

5% Stockholders (7)	5,713,101	6.4%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 89,371,320 shares of common stock outstanding on March 5, 2012. The numbers and percentages shown include the shares of common stock actually owned as of March 5, 2012 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 5, 2012 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan's wife. Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 5,741,061 shares of our common stock owned by Mr. Guelpa and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.
(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 250,000 shares of common stock.
(7)	Represents 5,713,101 shares of our common stock owned by CMG Family Irrevocable Trust.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	5,285,000	$0.07	9,792,653

Equity Compensation Plans not approved by stockholders	8,552,803	$0.04	N/A
Total	13,837,803		9,792,653

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2012, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

The price of any incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The price of any incentive stock options granted to a person who owns more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant. The option price for nonincentive stock options may not be less than 50% of the fair market value of our common stock on the date of grant. Options may be granted for terms of up to but not exceeding ten years from the date of grant; however, in the case of an incentive stock option granted to an individual who beneficially owns 10% more of the stock of our company, the exercise period shall not exceed five years from the date of grant. Our Board of Directors may accelerate the exerciseability of any outstanding options at any time for any reason.

In the event of any change in the number of shares of our common stock, the number of shares of common stock covered by outstanding options and the price per share of such options will be adjusted accordingly to reflect any such changes. Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which is it the surviving entity. In the event that we are not the surviving entity, each option shall terminate provided that each holder will have the right to exercise during a ten day period ending on the fifth day prior to such corporate transaction. In the event of a change of control, our board or the committee may terminate each option, provided that each holder receive the amount of cash equal to the difference between the exercise price of the each option and the fair market value of each share of stock subject to such option.

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

At December 31, 2012, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2012, 1,277,530 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 5,285,000 options outstanding under the 2003 plan.

Eligibility and Administration

The persons eligible to receive awards under the 2003 plan are the officers, directors, employees, and independent contractors of our company. The 2003 plan is to be administered by a committee designated by our Board of Directors consisting of not less than two directors, each member of which must be a "nonemployee director" as defined under Rule 16b-3 under the Exchange Act and an "outside director" for purposes of Section 162(m) of the Code. However, except as otherwise required to comply with Rule 16b-3 of the Exchange Act, or Section 162(m) of the Code, our Board of Directors may exercise any power or authority granted to the committee. Subject to the terms of the 2003 plan, the committee or our Board of Directors is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2003 plan, and make all other determinations that may be necessary or advisable for the administration of the 2003 plan.

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
29

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2012, the loan balance due to Bravenet including accrued interest at 10% is $732,670.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as at December 31, 2012. At December 31, 2012, the balance due to Bravenet for the unpaid purchase price is $228,721 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month. At December 31, 2012, the balance due to Bravenet for unpaid computer hosting and maintenance services is $127,127. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2012, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As at December 31, 2012, the balance due to Harrison for unpaid office rent is $970,729. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2012, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $951,133 including accrued interest at 10% per annum.

At December 31, 2012, the Company owed $3,587,480 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as noncurrent liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2012 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2012 and 2011 by Hein & Associates LLP, our principal accountants, are as follows:

	2012	2011

Audit Fees	$70,866	$69,817
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Committee Pre-Approval Policies

      The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which will not be supported by the Internal Revenue Code and related regulations.

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

Date: March 28, 2013                                                                   QUOTEMEDIA, INC.

By: /s/ R. Keith Guelpa
R. Keith Guelpa

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 28, 2013

/s/ David M. Shworan David M. Shworan	Director	March 28, 2013

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2013

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2013

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
QuoteMedia, Inc.

We have audited the accompanying consolidated balance sheets of QuoteMedia, Inc. and subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuoteMedia, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates llp

Denver, Colorado

March 28, 2013

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2012	2011
ASSETS

Current assets:
Cash	$658,100	$427,010
Accounts receivable, net	652,603	654,449
Prepaid expenses	72,843	247,165
Other current assets	273,577	200,925
Total current assets	1,657,123	1,529,549

Deposits	21,810	24,357
Property and equipment, net	1,276,776	1,238,811
Goodwill	110,000	110,000
Intangible assets	91,922	96,990

Total assets	$3,157,631	$2,999,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,156,289	$1,059,600
Deferred revenue	525,026	602,517
Total current liabilities	1,681,315	1,662,117

Long-term portion of amounts due to related parties	6,615,136	5,976,859

Commitments (Note 10)

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 89,371,320 and 89,371,320 shares issued
and outstanding	89,372	89,372
Additional paid-in capital	8,922,108	8,912,132
Accumulated deficit	(14,150,300)	(13,640,773)
Total stockholders’ deficit	(5,138,820)	(4,639,269)

Total liabilities and stockholders’ deficit	$3,157,631	$2,999,707

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2012	2011

LICENSING FEES	$9,870,769	$8,964,181

COST OF REVENUE	4,820,194	4,148,609

GROSS PROFIT	5,050,575	4,815,572

OPERATING EXPENSES

Sales and marketing	1,698,533	1,918,868
General and administrative	2,015,408	1,960,756
Software development	1,169,982	1,155,839
	4,883,923	5,035,463

OPERATING PROFIT (LOSS)	166,652	(219,891)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	(40,817)	16,476
Interest expense (related party)	(630,176)	(546,439)
Loss on disposal of equipment	(1,186)	-
	(672,179)	(529,963)

LOSS BEFORE INCOME TAXES	(505,527)	(749,854)

Income tax expense	(4,000)	(2,527)

NET LOSS	$(509,527)	$(752,381)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount

Balance, January 1, 2011	89,371,320	$89,372	$8,872,465	$(12,888,392)	$(3,926,555)

Stock-based compensation	-	-	39,667	-	39,667

Net loss	-	-	-	(752,381)	(752,381)

Balance, December 31, 2011	89,371,320	$89,372	$8,912,132	$(13,640,773)	$(4,639,269)

Stock-based compensation	-	-	9,976	-	9,976

Net loss	-	-	-	(509,527)	(509,527)

Balance, December 31, 2012	89,371,320	$89,372	$8,922,108	$(14,150,300)	$(5,138,820)

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2012	2011
OPERATING ACTIVITIES

Net loss	$(509,527)	$(752,381)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	758,351	702,802
Loss on disposal of equipment	1,186	-
Bad debt expense	133,800	68,495
Stock-based compensation expense	9,976	39,667
Noncash barter revenue	(180,000)	(360,000)
Noncash barter advertising expense	96,000	360,000
Changes in assets and liabilities:
Accounts receivable	(131,954)	(346,518)
Prepaid expenses	(5,678)	(44,234)
Other current assets	191,348	(64,691)
Deposits	2,547	(191)
Accounts payable and amounts due to related parties	734,966	719,999
Deferred revenue	(77,491)	161,071
Net cash provided by operating activities	1,023,524	484,019

INVESTING ACTIVITIES

Purchase of fixed assets	(28,914)	(76,678)
Purchase of intangible assets	(720)	-
Proceeds from sale of fixed assets	500	-
Capitalized application software	(763,300)	(690,349)
Net cash used in investing activities	(792,434)	(767,027)

FINANCING ACTIVITIES

Loans from related parties	-	200,000
Net cash provided by financing activities	-	200,000

Net increase (decrease) in cash	231,090	(83,008)

Cash, beginning of year	427,010	510,018

Cash, end of year	$658,100	$427,010

See supplementary information (note 11)

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

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay.  No collateral is required for any of the receivables. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $150,000 and $73,430 as at December 31, 2012 and 2011, respectively.

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

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2012 and 2011 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2012 and 2011 was comprised as follows:

	2012	2011

Sales and marketing	$1,972	$28,364
General and administrative	8,004	5,553
Software development	-	5,750
Total stock-based compensation	$9,976	$39,667

At December 31, 2012 there was $36,852 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 3.93 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011

Expected dividend yield	-	-
Expected stock price volatility	276%	192%
Risk-free interest rate	4%	4%
Expected life of options	6.31	2.4
Weighted average fair value of options and
warrants granted	$0.06	$0.03

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates.  Interest and penalties, if applicable, would be recorded in operations.  In 2012, the Company recorded Canadian income tax expense of $4,000.  In 2011 the Company recorded Canadian income tax expense of $2,527 (see note 7).

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

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,169,982 and $1,155,839 in software development costs during the years ended December 31, 2012 and 2011, respectively (see note 3).

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l) Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed-upon fee schedules with our customers. The Company accounts for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash (also see description of barter revenue below).

m) Barter revenue

The Company licensed one of its portfolio management applications in exchange for advertising services of a customer, referred to as “barter revenue”, whereby advertising credits were received in exchange for subscription services. This revenue was recognized in the period in which the applications were licensed based on the fair market value of the services delivered. The Company determined the fair market value of the service delivered based upon amounts charged for similar services in nonbarter arrangements within the previous six-month period.

The following table summarizes our barter revenue transactions for the years ended December 31, 2012 and 2011:

	2012	2011

Barter revenue earned	$180,000	$360,000
Advertising credits expensed	96,000	360,000

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

2. LIQUIDITY

The Company has an accumulated deficit of $14,150,300, and for the year ended December 31, 2012 had a net loss of $509,527. As a result, there are concerns about the liquidity of our company at December 31, 2012.  The following discussion addresses those concerns.

Net cash of $1,023,524 was provided by operating activities, and although we have a working capital deficit of $24,192 as at December 31, 2012, current liabilities include $525,026 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2013 are minimal.

As at December 31, 2012, long-term liabilities consist of $6,615,136 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2013. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2013.

3. PROPERTY AND EQUIPMENT

As at December 31,	2012	2011

Computer equipment	$502,460	$571,018
Office furniture and equipment	63,017	65,898
Leasehold improvements	46,455	46,456
Capitalized application software	4,042,583	3,279,283
Total property and equipment	4,654,515	3,962,655
Less: accumulated depreciation	(3,377,739)	(2,723,844)
Property and equipment, net	$1,276,776	$1,238,811

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2012 and 2011, the Company capitalized $763,300 and $690,349 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2012 and 2011, amortization expenses associated with the internally developed application software was $678,463 and $613,894 respectively. At December 31, 2012, the remaining book value of the capitalized application software was $1,132,809.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2012 and 2011 was $74,100 and $82,411 respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

As at December 31,	2012	2011

Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	105,705	104,985
Domain names	10,652	10,652
	126,357	125,637
Less: accumulated amortization	(34,435)	(28,647)
Amortized intangible assets, net	91,922	96,990
Unamortized intangible assets:

Goodwill associated with purchase of business unit	110,000	110,000
Total intangible assets, net	$201,922	$206,990

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives.  The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years.  Amortization expense for amortized intangible assets was $5,788 and $6,496 for the years ended December 31, 2012 and 2011, respectively. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill.  Through December 31, 2012 we have not had any goodwill impairment.

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2013	$5,818
For year ending December 31, 2014	5,818
For year ending December 31, 2015	5,818
For year ending December 31, 2016	5,818
For year ending December 31, 2017	5,818
For years thereafter	62,832
Total	$91,922

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Purchase of business unit	$228,721	$202,372
Computer hosting services	127,127	456,734
Office rent	970,729	865,601
Other	17,276	17,276
Loan	732,670	658,224
Lead generation services	951,133	860,977
Due to Management	3,587,480	2,915,675
	$6,615,136	$5,976,859

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet.  At December 31, 2012, the loan balance due to Bravenet including accrued interest at 10% is $732,670.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2012. At December 31, 2012, the balance due to Bravenet for the unpaid purchase price is $228,721 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,500 per month.  At December 31, 2012, the balance due to Bravenet for unpaid computer hosting and maintenance services is $127,127. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $9,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2012, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2012, the balance due to Harrison for unpaid office rent is $970,729. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2012, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $951,133 including accrued interest at 10% per annum.

At December 31, 2012, the Company owed $3,587,480 to officers of the Company for accrued salary and other amounts advanced to the Company.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2012 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  We had no forward contracts outstanding at December 31, 2012.  At December 31, 2011, the fair market value for forward contracts was an asset of $745 and was included in other current assets.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2012		December 31, 2011
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	-	-	$100,000	$745

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. We had no forward contracts outstanding at December 31, 2012.  There were margin deposits totaling $5,000 included in other current assets at December 31, 2011.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Tax provision (benefit) at the statutory rate of 34%	$(171,879)	$(254,950)
State income taxes, net of federal income tax	(15,469)	(22,946)
Stock-based compensation	3,389	13,487
Change in federal NOL	4,745	-
Expiration of state NOL	27,226	-
Change in valuation allowance and other	151,988	264,409
Canadian income tax expense (benefit)	4,000	2,527
Income tax expense (benefit)	$4,000	$2,527

In 2012, the Company recorded Canadian income tax expense of $4,000.  The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $8,880,000 and $1,515,000 which expire in varying amounts through the year 2032.

The components of our deferred tax asset (liabilities) at December 31, 2012 and 2011 are as follows:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011
Tax effect of net operating loss carryforward	$3,038,000	$3,205,000
Accrued liabilities	1,804,000	1,494,000
Property & equipment	(23,000)	(20,000)
Capitalized software	(420,000)	(389,000)
Other	56,000	27,000
Less valuation allowance	(4,455,000)	(4,317,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.  The valuation allowance increased $138,000 for the year ended December 31, 2012.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2009-2012) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

8. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 nondesignated preferred shares at the Board of Directors’ discretion. As at December 31, 2012 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the years ended December 31, 2012 and 2011.

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

At December 31, 2012, there are a total of 17,500,000 options authorized for issuance under our stock option plans.  There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant Company’s 2003 and 1999 Equity Incentive Compensation Plans respectively.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2012 and 2011:

		Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at December 31, 2010	12,707,803	$0.08

Granted under company stock option plan	4,655,000	$0.04
Warrants granted	8,552,803	$0.04
Stock options forfeited/expired	(3,655,000)	$0.07
Warrants forfeited/expired	(8,552,803)	$0.07
Outstanding at December 31, 2011	13,707,803	$0.05
Granted under company stock option plan	230,000	$0.06
Warrants granted	-	-
Stock options forfeited/expired	(100,000)	$0.07
Warrants forfeited/expired	-	-
Outstanding at December 31, 2012	13,837,803	$0.05

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our nonvested stock option and warrant activity for the years ended December 31, 2012 and 2011:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2010	40,417	$0.07
Granted during the period	1,019,792	$0.04
Vested during the period	(68,195)	$0.05
Forfeited during the period	(19,792)	$0.07
Non-vested stock options and warrants at
December 31, 2011	972,222	$0.04
Granted during the period	230,000	$0.06
Vested during the period	(370,003)	$0.04
Forfeited during the period	(93,332)	$0.07
Non-vested stock options and warrants at
December 31, 2012	738,887	$0.04

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2012	Life	Price	2012	Price

$0.04-0.10	13,337,803	3.11	$0.04	12,598,916	$0.04
$0.11-0.40	500,000	1.88	$0.40	500,000	$0.40

As at December 31, 2012 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At December 31, 2012 the aggregate intrinsic value of options and warrants outstanding was $446,435.  The aggregate intrinsic value of options and warrants exercisable was $426,489.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2012 and 2011, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2012	2011
Numerator:
Net loss	$(509,527)	$(752,381)

Denominator:
Weighted average shares outstanding – basic and diluted	89,371,320	89,371,320

Loss per share - basic and diluted	$(0.01)	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	13,837,803	13,707,803

10. COMMITMENTS

Rent expense for all operating leases was $333,880 and $361,180 for the years ended December 31, 2012 and 2011, respectively.  We have office lease commitments totaling $1,040,541 over the next four years, which include $373,476 in 2013, $367,846 in 2014, $261,691 in 2015, and $37,528 in 2016.

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2012	2011
Cash paid for
Interest	$2,594	$7,726

Cash paid for taxes	-	-