Form 10-Q
period 2013-03-31
QUOTEMEDIA INC
filed 2013-05-14
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

The Registrant has 89,371,320 shares of common stock outstanding as at May 14, 2013.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$499,212	$658,100
Accounts receivable, net	836,890	652,603
Prepaid expenses	49,742	72,843
Other current assets	296,604	273,577
Total current assets	1,682,448	1,657,123

Deposits	21,381	21,810
Property and equipment, net	1,271,008	1,276,776
Goodwill	110,000	110,000
Intangible assets	90,468	91,922

Total assets	$3,175,305	$3,157,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,323,268	$1,156,289
Deferred revenue	522,823	525,026
Total current liabilities	1,846,091	1,681,315

Long-term portion of amounts due to related parties	6,757,416	6,615,136

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,924,535	8,922,108
Accumulated deficit	(14,442,109)	(14,150,300)
Total stockholders’ deficit	(5,428,202)	(5,138,820)
Total liabilities and stockholders’ deficit	$3,175,305	$3,157,631

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2013	2012

LICENSING FEES	$2,383,985	$2,564,444

COST OF REVENUE	1,271,226	1,175,705

GROSS PROFIT	1,112,759	1,388,739

OPERATING EXPENSES

Sales and marketing	408,166	479,222
General and administrative	535,451	521,845
Software development	316,234	304,372
	1,259,851	1,305,439

OPERATING PROFIT (LOSS)	(147,092)	83,300

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	21,761	(34,176)
Interest expense (related party)	(165,486)	(152,615)
	(143,725)	(186,791)

LOSS BEFORE INCOME TAXES	(290,817)	(103,491)

Income tax expense	(992)	(1,496)

NET LOSS	$(291,809)	$(104,987)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2013	2012

Operating activities:

Net loss	$(291,809)	$(104,987)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	196,818	182,985
Bad debt expense	52,782	12,615
Stock-based compensation expense	2,427	2,001
Noncash advertising revenue	-	(90,000)
Noncash barter advertising expense	-	90,000
Changes in assets and liabilities:
Accounts receivable	(237,069)	(165,061)
Prepaid expenses	23,101	(31,412)
Other current assets	(23,027)	(35,280)
Deposits	429	(689)
Accounts payable and amounts due to related parties	309,259	476,107
Deferred revenue	(2,203)	(5,503)
Net cash provided by operating activities	30,708	330,776

Investing activities:

Purchase of fixed assets	(804)	(7,422)
Capitalized application software	(188,792)	(180,379)
Net cash used in investing activities	(189,596)	(187,801)

Net increase (decrease) in cash	(158,888)	142,975

Cash and equivalents, beginning of period	658,100	427,010

Cash and equivalents, end of period	$499,212	$569,985

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2013 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2012 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 28, 2013.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

d) Accounting Pronouncements

Recently Adopted Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, on testing indefinite-lived intangible assets for impairment. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. At March 31, 2013, the fair market value for forward contracts was an asset of $432 that was included in other current assets. We had no forward contracts outstanding at December 31, 2012.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	March 31, 2013		December 31, 2012
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$200,000	$432	$-	$-

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. Margin deposits totaling $11,400 are included in other current assets on our March 31, 2013 balance sheet. We had no margin deposits related to forward contracts at December 31, 2012.

4.	RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Purchase of business unit	$229,626	$228,721
Computer hosting services	51,052	127,127
Office rent	972,267	970,729
Other	17,276	17,276
Loan	745,938	732,670
Lead generation services	975,110	951,133
Due to Management	3,766,147	3,587,480
	$6,757,416	$6,615,136

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the March 31, 2013 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms. During the three months ended March 31, 2013, the Board approved repayment of $100,000 to related parties, which was paid during the quarter.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2013 and 2012 was comprised as follows:

	Three months ended March 31,
	2013	2012
Sales and marketing	$426	$-
General and administrative	2,001	2,001
Total stock-based compensation	$2,427	$2,001

At March 31, 2013 there was $34,425 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.70 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2013	2012
Expected dividend yield	N/A	-
Expected stock price volatility	N/A	275%
Risk-free interest rate	N/A	4%
Expected life of options	N/A	5.0
Weighted average fair value of options granted	N/A	$0.04

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents stock option and warrant activity for the three months ended March 31, 2013:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	13,837,803	$0.05

Stock options and warrants forfeited/expired	(110,000)	$0.04

Outstanding at March 31, 2013	13,727,803	$0.05

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2013:
		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2012	738,887	$0.04
Vested during the period	(90,834)	$0.04
Non-vested stock options and warrants at
March 31, 2013	648,053	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2013	Life	Price	2013	Price

$0.05-0.10	13,227,803	2.84	$0.04	12,579,750	$0.04
$0.11-0.40	500,000	1.63	$0.40	500,000	$0.40

As at March 31, 2013 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2013 the aggregate intrinsic value of options and warrants outstanding was $310,917. The aggregate intrinsic value of options and warrants exercisable was $299,632. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended March 31, 2013 and 2012, respectively. There were 13,727,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2013 and 2012 because they were anti-dilutive.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Plan of operation

Our plan of operation for the remainder of 2013 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Mobile as a companion to the Quotestream desktop products will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. We have a plan in place to manage costs to ensure that our ongoing expenditures are balanced with our revenue growth rate.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013 and is currently in the process of liquidating its assets. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth for the first quarter of 2013. However, we expect a return to revenue growth for the 3rd and 4th quarters of 2013 based on new product deployments that have been recently completed or are near completion and on several new opportunities that are emerging for us in the marketplace.

In particular, the recent liquidation of one of our competitors is presenting important opportunities. AlphaTrade, a competitive provider of Web-based market data services, has ceased operations. As part of AlphaTrade’s liquidation proceedings, TMX Group has acquired AlphaTrade's customer list and, in cooperation with QuoteMedia, has approached AlphaTrade clients with the opportunity to replace AlphaTrade services with data services provided through TMX Group.

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

Results of Operations

Revenue

	2013	2012	Change ($)	Change (%)

Three months ended March 31,

Licensing revenue	$2,383,985	$2,564,444	$(180,459)	(7%)

Licensing revenue has decreased 7% when comparing the three months ended March 31, 2013 and 2012. The decrease is primarily a result of lower Portfolio Management Systems revenue.

Interactive Content and Data Application revenue remained relatively unchanged; decreasing $14,751 (1%) when comparing the three month period ended March 31, 2013 and 2012.

Our Portfolio Management System revenue decreased by a net of $165,709 (13%) when comparing the three month periods ended March 31, 2013 and 2012.

Corporate Quotestream revenue decreased $191,635 (20%) from the comparative period in 2012. One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013 and is currently in the process of liquidating its assets. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our Corporate Quotestream revenue for the first quarter of 2013.

The decrease in Corporate Quotestream revenue for the three months ended March 31, 2013 is also due to the expiration of our barter licensing agreement. Included in Portfolio Management System revenue in the comparative period is $90,000 of barter revenue earned from licensing of one of our portfolio management applications in exchange for advertising services. Our barter licensing agreement expired on June 30, 2012; therefore there was no barter revenue for the three months ended March 31, 2013. See discussion regarding our barter licensing agreement below under “Sales and Marketing”.

Our individual Quotestream revenue increased by $25,926 (7%) from the comparative period, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber. The increase in subscribers is due mainly to acquiring customers of a competitor, AlphaTrade, who ceased operations in January 2013.

Cost of Revenue and Gross Profit Summary

	2013	2012	Change ($)	Change (%)

Three months ended March 31,

Cost of revenue	$1,271,226	$1,175,705	$95,521	8%
Gross profit	$1,112,759	$1,388,739	$(275,980)	(20%)
Gross margin %	47%	54%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 8% when comparing the three month periods ended March 31, 2013 and 2012. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from the growth in the number of Quotestream clients from the comparable period. The increase is also due to the acquisition of data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 47% for the three month period ended March 31, 2013 from 54% in the respective comparative period in 2012.

Operating Expenses Summary

	2013	2012	Change ($)	Change (%)

Three months ended March 31,

Sales and marketing	$408,166	$479,222	$(71,056)	(15%)
General and administrative	535,451	521,845	13,606	3%
Software development	316,234	304,372	11,862	4%
Total operating expenses	$1,259,851	$1,305,439	$(45,588)	(3%)

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $71,056 (15%) for the three month period ended March 31, 2013 when compared to the same period in 2012.

The decrease from the comparative period is primarily due to a decrease in noncash advertising costs. We had no noncash advertising expenses for the three month period ended 2013 compared to $90,000 of non-cash advertising costs in the same period in 2012. We received advertising credits with a large national magazine in exchange for subscription services until the Company’s barter licensing agreement expired on June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $13,606 (3%) for the three month period ended March 31, 2013 when compared to the same period in 2012. The increase is primarily due to an increase in bad debt expense from the comparative period in 2012.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $11,862 (4%) for the three month period ended March 31, 2013 when compared to the same period in 2012. The increase is due to an increase in salary expense for software development personnel. Salary expense for software development personnel increased from the comparative periods due to competitive salary adjustments made for existing employees and the hiring of additional software development personnel in 2013.

We capitalized $188,792 of development costs for the three months ended March 31, 2013, compared to $180,379 for the same period in 2012. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2013	2012

Three months ended March 31,

Foreign exchange gain (loss)	$21,761	$(34,176)
Interest expense	(165,486)	(152,615)
Total other income and (expenses)	$(143,725)	$(186,791)

Foreign Exchange Gain (Loss)

We recognized foreign exchange gain of $21,761 for the three month period ended March 31, 2013, compared to foreign exchange loss of $34,176 for the same period in 2012. Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange gain for the three month period ended March 31, 2013 is primarily due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar depreciated slightly versus the U.S. dollar from December 31, 2012 to March 31, 2013.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2013 due to additional accruals related to unpaid related party expenses incurred since the comparative period in 2012. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest income.

Provision for Income Taxes

For the three month period ended March 31, 2013, the Company recorded Canadian income tax expense of $992, compared to $1,496 in the comparative period in 2012.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2013 was $291,809 or $(0.00) per share compared to a net loss of $104,987 or $(0.00) per share for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our cash totaled $499,212 at March 31, 2013, as compared with $658,100 at December 31, 2012, a decrease of $158,888. Net cash of $30,708 was provided by operations for the three months ended March 31, 2013, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2013 was $189,596 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2013.

Our current liabilities include deferred revenue of $522,823. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $6,757,416 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2013 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC. Dated: May 14, 2013

By:	/s/ R. Keith Guelpa
R. Keith Guelpa, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, Chief Financial Officer (Principal Accounting Officer)