Form 10-Q
period 2013-06-30
QUOTEMEDIA INC
filed 2013-08-08
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The Registrant has 89,371,320 shares of common stock outstanding as at July 16, 2013.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$630,706	$658,100
Accounts receivable, net	580,302	652,603
Prepaid expenses	60,580	72,843
Other current assets	303,084	273,577
Total current assets	1,574,672	1,657,123

Deposits	20,715	21,810
Property and equipment, net	1,309,110	1,276,776
Goodwill	110,000	110,000
Intangible assets	91,373	91,922

Total assets	$3,105,870	$3,157,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,343,322	$1,156,289
Deferred revenue	574,312	525,026
Total current liabilities	1,917,634	1,681,315

Long-term portion of amounts due to related parties	6,928,605	6,615,136

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 89,371,320 shares issued and outstanding	89,372	89,372
Additional paid-in capital	8,926,962	8,922,108
Accumulated deficit	(14,756,703)	(14,150,300)
Total stockholders’ deficit	(5,740,369)	(5,138,820)

Total liabilities and stockholders’ deficit	$3,105,870	$3,157,631

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$2,380,714	$2,476,556	$4,764,699	$5,041,000

Cost of revenue	1,334,458	1,226,439	2,605,684	2,402,144

Gross profit	1,046,256	1,250,117	2,159,015	2,638,856

Operating expenses

Sales and marketing	418,124	423,266	826,290	902,488
General and administrative	516,818	514,085	1,052,269	1,035,930
Software development	283,079	292,004	599,313	596,376
	1,218,021	1,229,355	2,477,872	2,534,794

Operating profit (loss)	(171,765)	20,762	(318,857)	104,062

Other income and (expense)

Foreign exchange gain	27,974	36,851	49,735	2,675
Interest expense (related party)	(169,826)	(157,569)	(335,312)	(310,184)
	(141,852)	(120,718)	(285,577)	(307,509)

Loss before income taxes	(313,617)	(99,956)	(604,434)	(203,447)

Provision for income taxes	(977)	(491)	(1,969)	(1,987)

Net loss	$(314,594)	$(100,447)	$(606,403)	$(205,434)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding

Basic and diluted	89,371,320	89,371,320	89,371,320	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30,
	2013	2012

Operating activities:

Net loss	$(606,403)	$(205,434)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	397,563	370,705
Bad debt expense	137,919	58,500
Stock-based compensation expense	4,854	4,798
Noncash barter revenue	-	(180,000)
Noncash barter advertising expense	-	96,000
Changes in assets and liabilities:
Accounts receivable	(65,618)	(36,880)
Prepaid expenses	12,263	(6,605)
Other current assets	(29,507)	(52,522)
Deposits	1,095	(205)
Accounts payable and amounts due to related parties	500,502	340,772
Deferred revenue	49,286	35,214
Net cash provided by operating activities	401,954	424,343

Investing activities:

Purchase of fixed assets	(40,463)	(16,299)
Purchase of intangible assets	(2,380)	-
Capitalized application software	(386,505)	(372,092)
Net cash used in investing activities	(429,348)	(388,391)

Net increase (decrease) in cash	(27,394)	35,952

Cash and equivalents, beginning of period	658,100	427,010

Cash and equivalents, end of period	$630,706	$462,962

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.  In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2013 through the filing of this report.

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

The following table summarizes our barter revenue transactions for the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Barter revenue earned	-	$90,000	-	$180,000
Advertising credits expensed	-	6,000	-	96,000

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  At June 30, 2013, the fair market value for forward contracts was a liability of $11,206 and was included in accrued liabilities.  We had no forward contracts outstanding at December 31, 2012.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	June 30, 2013		December 31, 2012
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$450,000	$(11,206)	$-	$-

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. Margin deposits totaling $22,700 related to forward contracts outstanding are included in other current assets at June 30, 2013.  There were no margin deposits at December 31, 2012.

4.  RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Purchase of business unit	$227,677	$228,721
Computer hosting services	23,647	127,127
Office rent	954,537	970,729
Other	17,276	17,276
Loan	756,458	732,670
Lead generation services	999,691	951,133
Due to Management	3,949,319	3,587,480
	$6,928,605	$6,615,136

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the June 30, 2013 balance sheet date.  Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2013 and 2012 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sales and marketing	$2,001	$2,001	$4,002	$4,002
General and administrative	426	318	852	796
Total stock-based compensation	$2,427	$2,319	$4,854	$4,798

At June 30, 2013 there was $31,998 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.46 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected dividend yield	N/A	-	N/A	-
Expected stock price volatility	N/A	276%	N/A	276%
Risk-free interest rate	N/A	4%	N/A	4%
Expected life of options	N/A	6.5 years	N/A	6.3 years
Weighted average fair value of options and warrants granted	N/A	$0.065	N/A	$0.062

The following table represents stock option and warrant activity for the six months ended June 30, 2013:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	13,837,803	$0.05

Stock options forfeited/expired	(110,000)	$0.04

Outstanding at June 30, 2013	13,727,803	$0.05

The following table summarizes our non-vested stock option and warrant activity for the six months ended June 30, 2013:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2012	738,887	$0.04
Vested during the period	(181,668)	$0.04
Non-vested stock options and warrants at
June 30, 2013	557,219	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2013	Life	Price	2013	Price

$0.05-0.10	13,227,803	2.59	$0.04	12,670,584	$0.04
$0.11-0.40	500,000	1.38	$0.40	500,000	$0.40

As at June 30, 2013 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2013 the aggregate intrinsic value of options and warrants outstanding was $179,639.  The aggregate intrinsic value of options and warrants exercisable was $174,857.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.  LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended June 30, 2013 and 2012, respectively.  The basic and diluted net loss per share was $(0.01) and $(0.00) per share for the six months ended June 30, 2013 and 2012, respectively.  There were 13,727,803 and 13,937,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2013 and 2012, respectively,  because they were anti-dilutive.

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

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013 and is currently in the process of liquidating its assets. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth for the first two quarters of 2013.  We expect revenue growth to remain relatively flat for the 3rd and 4th quarters of 2013.

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

Our future performance will be subject to a number of business factors, including those beyond our control, such as a continuation of the economic uncertainty and evolving industry needs and preferences as well as the level of competition and our ability to continue to successfully market our products and technology.  There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or achieve profitable operations.

Results of Operations

Revenue

	2013	2012	Change ($)	Change (%)

Three months ended June 30,

Licensing revenue	$2,380,714	$2,476,556	$(95,842)	(4)%

Six months ended June 30,

Licensing revenue	$4,764,699	$5,041,000	$(276,301)	(5)%

Licensing revenue has decreased 4% and 5% when comparing the three and six months ended June 30, 2013 and 2012.  The decrease is a result of decreased sales from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Interactive Content and Data Application revenue decreased $52,239 (4%) when comparing the three month periods ended June 30, 2013 and 2012. Interactive Content and Data Application revenue decreased $66,990 (3%) when comparing the six month periods ended June 30, 2013 and 2012.  The decreases are due to a decrease in the number of Interactive Content and Data Application client contracts.

Our Portfolio Management System revenue decreased by a total of $43,602 (4%) when comparing the three month periods ended June 30, 2013 and 2012.  Portfolio Management System revenue decreased by a total of $209,310 (8%) when comparing the six month periods ended June 30, 2013 and 2012.  Corporate Quotestream revenue decreased $133,835 (16%) for the three month period ended June 30, 2013 from the comparative period in 2012.  Corporate Quotestream revenue decreased $325,471 (18%) when comparing the six month periods ended June 30, 2013 and 2012.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our Corporate Quotestream revenue for the first two quarters of 2013.

The decrease in Corporate Quotestream revenue for the three and six months ended June 30, 2013 is also due to the expiration of our barter licensing agreement.  Included in Portfolio Management System revenue in the comparative periods is $90,000 and $180,000 of barter revenue earned from licensing of one of our portfolio management applications in exchange for advertising services. Our barter licensing agreement expired on June 30, 2012; therefore there was no barter revenue for the three and six months ended June 30, 2013.  See discussion regarding our barter licensing agreement below under “Sales and Marketing”.

Individual Quotestream revenue increased $90,234 (26%) and $116,160 (17%) from the three and six month comparative periods in 2012, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber.  The increase in subscribers is due mainly to acquiring customers of a competitor, AlphaTrade, who ceased operations in January 2013.

Cost of Revenue and Gross Profit Summary

	2013	2012	Change ($)	Change (%)

Three months ended June 30,

Cost of revenue	$1,334,458	$1,226,439	$108,019	9%
Gross profit	$1,046,256	$1,250,117	$(203,861)	(16)%
Gross margin %	44%	50%

Six months ended June 30,

Cost of revenue	$2,605,684	$2,402,144	$203,540	8%
Gross profit	$2,159,015	$2,638,856	$(479,841)	(18)%
Gross margin %	45%	52%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 9% and 8% when comparing the three and six month periods ended June 30, 2013 and 2012. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from new and increased fees levied by a number of stock exchanges since the comparable periods and to the acquisition of new data content required to support the new products and features that we have recently developed and the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 44% and 45% for the three and six month periods ended June 30, 2013 from 50% and 52% in the respective comparative periods in 2012.

Operating Expenses Summary

	2013	2012	Change ($)	Change (%)

Three months ended June 30,

Sales and marketing	$418,124	$423,266	$(5,142)	(1)%
General and administrative	516,818	514,085	2,733	1%
Software development	283,079	292,004	(8,925)	(3)%
Total operating expenses	$1,218,021	$1,229,355	$(11,334)	(1)%

Six months ended June 30,

Sales and marketing	$826,290	$902,488	$(76,198)	(8)%
General and administrative	1,052,269	1,035,930	16,339	2%
Software development	599,313	596,376	2,937	0%
Total operating expenses	$2,477,872	$2,534,794	$(56,922)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $5,142 (1%) and $76,198 (8%) for the three and six month periods ended June 30, 2013 when compared to the same periods in 2012.

The decrease from the six month period ended June 30, 2013 is primarily due to a decrease in non-cash advertising costs.  We had no noncash advertising expenses for the three and six month periods ended June 30, 2013 compared to $6,000 and $90,000 of non-cash advertising costs in the same periods in 2012.  We received advertising credits with a large national magazine in exchange for subscription services until the Company’s barter licensing agreement expired on June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees.  General and administrative expenses remained relatively unchanged, increasing $2,733 (1%) and $16,339 (2%) for the three and six month periods ended June 30, 2013 when compared to the same periods in 2012.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses remained relatively unchanged; decreasing $8,925 (3%) for the three month period ended June 30, 2013 and increasing $2,937 (0%) for the six month period ended June 30, 2013 when compared to the same periods in 2012.

We capitalized $197,713 and $386,505 of development costs for the three and six months ended June 30, 2013, compared to $191,712 and $372,092 for the same periods in 2012. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2013	2012

Three months ended June 30,

Foreign exchange gain (loss)	$27,974	$36,851
Interest expense	(169,826)	(157,569)
Total other income and (expenses)	$(141,852)	$(120,718)

Six months ended June 30,

Foreign exchange gain (loss)	$49,735	$2,675
Interest expense	(335,312)	(310,184)
Total other income and (expenses)	$(285,577)	$(307,509)

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

We recognized foreign exchange gain of $27,974 and $49,735 for the three and six month periods ended June 30, 2013, compared to foreign exchange gain of $36,851 and $2,675 for the same periods in 2012.  The foreign exchange gains for the three and six month periods ended June 30, 2013 are due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated versus the Canadian dollar from December 31, 2012 to June 30, 2013.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six month periods ended June 30, 2013 due to additional borrowings compared to the same periods in 2012.  Interest is accrued at 10% per annum.  Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and six month periods ended June 30, 2013, the Company recorded Canadian income tax expense of $977 and $1,969, compared to $491 and $1,987 in the comparative periods in 2012.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2013 was $(314,594) or $(0.00) per share compared to a net loss of $(100,447) or $(0.00) per share for the three months ended June 30, 2012.  The net loss for the six months ended June 30, 2013 was $(606,403) or $(0.01) per share compared to a net loss of $(205,434) or $(0.00) per share for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our cash totaled $630,706 at June 30, 2013, as compared with $658,100 at December 31, 2012, a decrease of $27,394.  Net cash of $401,954 was provided by operations for the six months ended June 30, 2013, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the six months ended June 30, 2013 was $429,348 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the six month period ended June 30, 2013.

For the six months ended June 30, 2013 we had a net loss of $606,403, and at June 30, 2013 we have a net working capital deficit of $342,962 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate.  We anticipate that based on product deployments that have recently been completed and are near completion, we will see moderate revenue growth for the next 12 months.  Our current liabilities include deferred revenue of $574,312. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $6,928,605 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2013 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: August 8, 2013	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)