Form 10-Q
period 2013-09-30
QUOTEMEDIA INC
filed 2013-11-13
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Registrant has 90,444,162 shares of common stock outstanding as at October 31, 2013.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$447,418	$658,100
Accounts receivable, net	596,114	652,603
Prepaid expenses	54,115	72,843
Other current assets	306,655	273,577
Total current assets	1,404,302	1,657,123

Deposits	21,122	21,810
Property and equipment, net	1,356,308	1,276,776
Goodwill	110,000	110,000
Intangible assets	89,889	91,922

Total assets	$2,981,621	$3,157,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,179,507	$1,156,289
Deferred revenue	604,766	525,026
Total current liabilities	1,784,273	1,681,315

Long-term portion of amounts due to related parties	7,173,832	6,615,136

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 90,444,162 and 89,371,320 shares issued
and outstanding	90,445	89,372
Additional paid-in capital	8,928,316	8,922,108
Accumulated deficit	(14,995,245)	(14,150,300)
Total stockholders’ deficit	(5,976,484)	(5,138,820)

Total liabilities and stockholders’ deficit	$2,981,621	$3,157,631

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$2,395,733	$2,388,241	$7,160,432	$7,429,241

Cost of revenue	1,298,590	1,188,580	3,904,274	3,590,724

Gross profit	1,097,143	1,199,661	3,256,158	3,838,517

Operating expenses

Sales and marketing	415,270	414,052	1,241,560	1,316,540
General and administrative	493,039	452,638	1,545,308	1,488,568
Software development	233,133	304,477	832,446	900,853
	1,141,442	1,171,167	3,619,314	3,705,961

Operating profit (loss)	(44,299)	28,494	(363,156)	132,556

Other income and (expense)

Foreign exchange gain (loss)	(17,901)	(61,907)	31,834	(59,232)
Interest expense (related party)	(175,381)	(158,934)	(510,693)	(469,118)
	(193,282)	(220,841)	(478,859)	(528,350)

Loss before income taxes	(237,581)	(192,347)	(842,015)	(395,794)

Provision for income taxes	(961)	(1,004)	(2,930)	(2,991)

Net loss	$(238,542)	$(193,351)	$(844,945)	$(398,785)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding

Basic and diluted	90,039,311	89,371,320	89,596,430	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012

Operating activities:

Net loss	$(844,945)	$(398,785)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	601,513	561,890
Bad debt expense	152,461	70,386
Stock-based compensation expense	7,281	7,549
Noncash barter revenue	-	(180,000)
Noncash barter advertising expense	-	96,000
Changes in assets and liabilities:
Accounts receivable	(95,972)	(222,774)
Prepaid expenses	18,728	19,338
Other current assets	(33,078)	201,561
Deposits	688	2,273
Accounts payable and amounts due to related parties	581,914	395,337
Deferred revenue	79,740	26,144
Net cash provided by operating activities	468,330	578,919

Investing activities:
Purchase of fixed assets	(73,136)	(20,675)
Purchase of intangible assets	(2,380)	-
Capitalized application software	(603,496)	(564,997)
Net cash used in investing activities	(679,012)	(585,672)

Net decrease in cash	(210,682)	(6,753)

Cash and equivalents, beginning of period	658,100	427,010

Cash and equivalents, end of period	$447,418	$420,257

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year.  In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2013 through the filing of this report.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our barter revenue transactions for the three and nine month periods ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Barter revenue earned	-	-	-	$180,000
Advertising credits expensed	-	-	-	96,000

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

e) Accounting Pronouncements

Recently Adopted Accounting Guidance

In July 2013, the Financial Accounting Standards Board issued an accounting standard update which will require us to present an unrecognized tax benefit, if applicable, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in our financial statements, with certain exceptions. The update will be effective for fiscal years beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs.  At September 30, 2013, the fair market value for forward contracts was an asset of $136 and was included in other assets.  We had no forward contracts outstanding at December 31, 2012.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	September 30, 2013		December 31, 2012
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$300,000	$136	$-	$-

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. Margin deposits totaling $15,400 related to forward contracts outstanding are included in other current assets at September 30, 2013.  There were no margin deposits at December 31, 2012.

4.	RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Purchase of business unit	$206,789	$228,721
Computer hosting services	-	127,127
Office rent	1,007,053	970,729
Other	17,276	17,276
Loan	780,713	732,670
Lead generation services	1,024,893	951,133
Due to Management	4,137,108	3,587,480
	$7,173,832	$6,615,136

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the September 30, 2013 balance sheet date.  Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2013 and 2012 was comprised as follows:

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales and marketing	$426	$750	$1,278	$1,546
General and administrative	2,001	2,001	6,003	6,003
Total stock-based compensation	$2,427	$2,751	$7,281	$7,549

At September 30, 2013 there was $29,571 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.23 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected dividend yield	N/A	-	N/A	-
Expected stock price volatility	N/A	276%	N/A	276%
Risk-free interest rate	N/A	4%	N/A	4%
Expected life of options	N/A	6.5 years	N/A	6.3 years
Weighted average fair value of options and warrants granted	N/A	$0.065	N/A	$0.062

The following table represents stock option and warrant activity for the nine months ended September 30, 2013:

		Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at December 31, 2012	13,837,803	$0.05

Stock options exercised	(1,700,000)	$0.04
Stock options forfeited/expired	(110,000)	$0.04

Outstanding at September 30, 2013	12,027,803	$0.05

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2013:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2012	738,887	$0.04
Vested during the period	(272,502)	$0.04
Non-vested stock options and warrants at
September 30, 2013	466,385	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2013	Life	Price	2013	Price

$0.05-0.10	11,527,803	2.38	$0.04	11,061,418	$0.04
$0.11-0.40	500,000	1.13	$0.40	500,000	$0.40

As at September 30, 2013 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2013 the aggregate intrinsic value of options and warrants outstanding was $384,895.  The aggregate intrinsic value of options and warrants exercisable was $372,741.  The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.	LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended September 30, 2013 and 2012, respectively.  The basic and diluted net loss per share was $(0.01) and $(0.00) per share for the nine months ended September 30, 2013 and 2012, respectively.  There were 12,027,803 and 13,937,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2013 and 2012, respectively, because they were anti-dilutive.

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

Plan of operation

Our plan of operation for the remainder of 2013 and for 2014 will focus on marketing Quotestream for deployments by brokerage firms to their retail clients, and pursuing further expansion into the investment professional market with Quotestream Professional. Licensing Quotestream Mobile as a companion to the Quotestream desktop products will also continue to be a focal point. We will also look to continue the growth of our Data Feed Services client base, and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth for the first three quarters of 2013.  We expect revenue growth to remain relatively flat for the 4th quarter of 2013, but anticipate improved revenue growth in 2014.

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

Results of Operations

Revenue

	2013	2012	Change ($)	Change (%)

Three months ended September 30,

Corporate Quotestream	$742,346	$777,815	$(35,469)	(5)%
Individual Quotestream	429,280	341,508	87,772	26%
Total Portfolio Management Systems	1,171,626	1,119,323	52,303	5%
Interactive Content and Data Applications	1,224,107	1,268,918	(44,811)	(4)%
Total Licensing Revenue	$2,395,733	$2,388,241	$7,492	0%

Nine months ended September 30,

Corporate Quotestream	$2,224,667	$2,585,607	$(360,940)	(14)%
Individual Quotestream	1,246,076	1,042,143	203,933	20%
Total Portfolio Management Systems	3,470,743	3,627,750	(157,007)	(4)%
Interactive Content and Data Applications	3,689,689	3,801,491	(111,802)	(3)%
Total Licensing Revenue	$7,160,432	$7,429,241	$(268,809)	(4)%

Total licensing revenue increased 0% when comparing the three month periods ended September 30, 2013 and 2012.  Total licensing revenue decreased 4% when comparing the nine month periods ended September 30, 2013 and 2012.  The decrease is a result of decreased sales from licensing both our Portfolio Management Systems and Interactive Content and Data Applications.

Total Portfolio Management System revenue increased by a total of 5% when comparing the three month periods ended September 30, 2013 and 2012.  Total Portfolio Management System revenue decreased by a total of 4% when comparing the nine month periods ended September 30, 2013 and 2012.  Corporate Quotestream revenue decreased 5% and 14% for the three and nine month period ended September 30, 2013 from the comparative periods in 2012.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our Corporate Quotestream revenue for the first three quarters of 2013.

The decrease in Corporate Quotestream revenue for the three and nine months ended September 30, 2013 is also due to the expiration of our barter licensing agreement. Included in Portfolio Management System revenue in the comparative 2012 periods is $90,000 and $180,000 of barter revenue earned from licensing of one of our portfolio management applications in exchange for advertising services. Our barter licensing agreement expired on June 30, 2012; therefore there was no barter revenue for the three and nine months ended September 30, 2013. See discussion regarding our barter licensing agreement below under “Sales and Marketing”.

Individual Quotestream revenue increased 26% and 20% from the three and nine month comparative periods in 2012, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber.  The increase in subscribers is due mainly to acquiring customers of a competitor, AlphaTrade, who ceased operations in January 2013.

Interactive Content and Data Application revenue decreased 4% and 3% when comparing the three and nine month periods ended September 30, 2013 and 2012.  The decreases are due to a decrease in the number of Interactive Content and Data Application client contracts.

Cost of Revenue and Gross Profit Summary

	2013	2012	Change ($)	Change (%)

Three months ended September 30,

Cost of revenue	$1,298,590	$1,188,580	$110,010	9%
Gross profit	$1,097,143	$1,199,661	$(102,518)	(9)%
Gross margin %	46%	50%

Nine months ended September 30,

Cost of revenue	$3,904,274	$3,590,724	$313,550	9%
Gross profit	$3,256,158	$3,838,517	$(582,359)	(15)%
Gross margin %	45%	52%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 9% when comparing the three and nine month periods ended September 30, 2013 and 2012. The increases are primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from new and increased fees levied by a number of stock exchanges since the comparable periods, to the acquisition of new data content required to support the new products and features that we have recently developed, and to the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 46% and 45% for the three and nine month periods ended September 30, 2013 from 50% and 52% in the respective comparative periods in 2012.

Operating Expenses Summary

	2013	2012	Change ($)	Change (%)

Three months ended September 30,

Sales and marketing	$415,270	$414,052	$1,218	(0)%
General and administrative	493,039	452,638	40,401	9%
Software development	233,133	304,477	(71,344)	(23)%
Total operating expenses	$1,141,442	$1,171,167	$(29,725)	(3)%

Nine months ended September 30,

Sales and marketing	$1,241,560	$1,316,540	$(74,980)	(6)%
General and administrative	1,545,308	1,488,568	56,740	4%
Software development	832,446	900,853	(68,407)	(8)%
Total operating expenses	$3,619,314	$3,705,961	$(86,647)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased $1,218 (0%) for the three month period ended September 30, 2013 and decreased $74,980 (6%) for the nine month period ended September 30, 2013 when compared to the same period in 2012.

The decrease from the nine month period ended September 30, 2012 is primarily due to a decrease in non-cash advertising costs.  We had no noncash advertising expenses for the nine month period ended September 30, 2013 compared to $90,000 of non-cash advertising costs in the same periods in 2012.  We received advertising credits with a large national magazine in exchange for subscription services until the Company’s barter licensing agreement expired on June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, bad debts, and professional fees.  General and administrative expenses increased $40,401 (9%) and $56,740 (4%) for the three and nine month periods ended September 30, 2013 when compared to the same periods in 2012.  The increases from the comparative periods are primarily due to an increase in bad debts expense as we wrote off some large accounts receivable balances in 2013 and increased our allowance for doubtful accounts by $25,000 in Q1 2013.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $71,344 (23%) and $68,407 (8%) for the three and nine month periods ended September 30, 2013 when compared to the same periods in 2012.  The decrease from the comparative periods is due to a decrease in development personnel.

We capitalized $216,991 and $603,496 of development costs for the three and nine months ended September 30, 2013, compared to $192,905 and $564,997 for the same periods in 2012. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2013	2012

Three months ended September 30,

Foreign exchange gain (loss)	$(17,901)	$(61,907)
Interest expense	(175,381)	(158,934)
Total other income and (expenses)	$(193,282)	$(220,841)

Nine months ended September 30,

Foreign exchange gain (loss)	$31,834	$(59,232)
Interest expense	(510,693)	(469,118)
Total other income and (expenses)	$(478,859)	$(528,350)

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

The foreign exchange loss for the three month period ended September 30, 2013 is due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar depreciated 2% versus the Canadian dollar from June 30, 2012 to September 30, 2013.

The foreign exchange gain for the nine month period ended September 30, 2013 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated 3.4% versus the Canadian dollar from December 31, 2012 to September 30, 2013.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2013 due to additional borrowings compared to the same periods in 2012.  Interest is accrued at 10% per annum.  Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2013, the Company recorded Canadian income tax expense of $961 and $2,930, compared to $1,004 and $2,991 in the comparative periods in 2012.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2013 was $(238,542) or $(0.00) per share compared to a net loss of $(193,351) or $(0.00) per share for the three months ended September 30, 2012.  The net loss for the nine months ended September 30, 2013 was $(844,945) or $(0.01) per share compared to a net loss of $(398,785) or $(0.00) per share for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our cash totaled $447,418 at September 30, 2013, as compared with $658,100 at December 31, 2012, a decrease of $210,682.  Net cash of $468,330 was provided by operations for the nine months ended September 30, 2013, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2013 was $679,012 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the nine month period ended September 30, 2013.

For the nine months ended September 30, 2013 we had a net loss of $844,945, and at September 30, 2013 we have a net working capital deficit of $379,971 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate.  We anticipate that based on product deployments that have recently been completed and are near completion, we will see moderate revenue growth for the next 12 months.  Our current liabilities include deferred revenue of $604,766. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $7,173,832 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2013 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: November 13, 2013

By:	/s/ R. Keith Guelpa
R. Keith Guelpa, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall, Chief Financial Officer (Principal Accounting Officer)