Form 10-K
period 2013-12-31
QUOTEMEDIA INC
filed 2014-03-28
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 14, 2014, there were outstanding 91,517,004 shares of the issuer's common stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (53,956,320 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2013, was $2,590,532.  For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference:  None

QUOTEMEDIA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

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

 QuoteMedia’s Quotestream Mobile is a revolutionary mobile companion to the desktop product that allows users to access financial data, news, and charting in real time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios wirelessly through a cellular telephone or other mobile devices. Quotestream Mobile offers an extensive array of features and advanced functionality, and supports a large selection of mobile devices, including iPhone™, Android™, BlackBerry™, and several other handheld devices.

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

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages.  Markets for our services include:

●	Online brokerages	●	Corporate financial intranets and extranets
●	Full service brokerage firms	●	Mutual fund companies
●	Banks and other financial institutions	●	Internet service providers
●	Financial Web sites	●	Media companies
●	Web portals	●	Publishers
●	Public companies	●	Wealth management companies
●	Investor relations firms	●	Individual traders and investors
		●	Securities exchanges

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

Employees

We currently have 53 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2014 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2013 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2014. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services. The recent recession has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy, and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

We may need additional capital with which to implement our business plan and there is no agreement with any third party to provide such capital. Implementing our business plan may require additional equity or debt financing. If we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed may have a material adverse effect on our business, results of operations, and financial condition.

We depend on key personnel and expect to hire additional personnel. Our performance substantially depends on the services of R. Keith Guelpa, our Chief Executive Officer and President, and David M. Shworan, President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company. The loss of Mr. Guelpa or Mr. Shworan, or our other key employees, could have a material adverse affect on our business. Our future success will also depend in large part upon our ability to attract and retain highly skilled management, technical engineers, sales and marketing personnel, and finance and technical personnel.  Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel.  The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers and sales personnel, could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires in March 2017.

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

	High	Low

Year ended December 31, 2012:
First Quarter	$0.07	$0.03
Second Quarter	0.07	0.04
Third Quarter	0.11	0.04
Fourth Quarter	0.10	0.04

Year ended December 31, 2013:
First Quarter	$0.08	$0.05
Second Quarter	0.06	0.04
Third Quarter	0.10	0.05
Fourth Quarter	0.07	0.04

Year ended December 31, 2014:
First Quarter (through March 14, 2014)	$0.07	$0.03

As of March 14, 2014, there were approximately 310 holders of record of our common stock. As of March 14, 2014, the closing price for our common stock was $0.04.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2013.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Mobile, Quotestream Professional, and our Web Portfolio Management systems.   Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets.  Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies.  Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional-level experience to nonprofessional users.

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

Since the fourth quarter of 2013, the U.S. dollar has appreciated approximately 10% versus the Canadian dollar. This will result in lowering both our reported Canadian dollar revenues and expenses in 2014 compared to 2013 once translated into U.S. dollars.  Approximately 29% of our revenues and 36% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower revenues figures compared to 2013, it will positively impact our bottom line in 2014.

Plan of operation

In 2014 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. Our deployment of native applications for the iPhone, Android and Blackberry mobile devices is an important new development that we are planning to exploit this year. We also plan look to continue the growth of our Data Feed Services client base and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines.  Broad expansion of data and news coverage is also a priority for 2014.

Important new development projects for 2014 include completion of trade integration capabilities, allowing our Quotestream to interact with our brokerage clients’ back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings.  Additionally, we will be adding transactional and enhanced reporting functionality to our portfolio management systems.  In 2014 we are also launching new web content solutions and data feed products using new dynamically updating data delivery mechanisms, proprietary content libraries and advanced HTML5 solutions.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth in 2013.  Revenue in 2014 will be negatively impacted by the strength of the U.S. dollar versus the Canadian dollar as discussed above; however, based on new product deployments that have been recently completed or are near completion, we anticipate that we will return to positive revenue growth in the second half of 2014.

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

The following table summarizes our barter revenue transactions for the years ended December 31, 2013 and 2012:

	2013	2012

Barter revenue earned	-	$180,000

Advertising credits expensed	-	$96,000

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

For the years ended December 31, 2013 and 2012, the Company capitalized $807,828 and $763,300 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2013 and 2012, amortization expenses associated with the internally developed application software was $732,146 and $678,463 respectively. At December 31, 2013, the remaining book value of the application software was $1,208,492.

Recent Accounting Pronouncements

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

Results of Operations

Revenue

	Years ended December 31,
	2013	2012	Change ($)	Change (%)

Corporate Quotestream	$2,857,559	$3,396,284	$(538,725)	(16)%
Individual Quotestream	1,676,072	1,383,684	292,388	21%
Total Portfolio Management Systems	4,533,631	4,779,968	(246,337)	(5)%
Interactive Content and Data Applications	4,902,967	5,090,801	(187,834)	(4)%
Total Licensing Revenue	$9,436,598	$9,870,769	$(434,171)	(4)%

Licensing revenue has decreased 4% when comparing the years ended December 31, 2013 and 2012.  The decrease is a result of a decrease in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Total Portfolio Management System revenue decreased by a total of 5% when comparing the years ended December 31, 2013 and 2012.  Corporate Quotestream revenue decreased 16% in 2013 from the comparative period in 2012.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our Corporate Quotestream revenue by approximately $300,000 in 2013.

The decrease in Corporate Quotestream revenue in 2013 was also due to the expiration of our barter licensing agreement.  Included in Portfolio Management System revenue in the comparative 2012 period is $180,000 of barter revenue earned from licensing of one of our portfolio management applications in exchange for advertising services. Our barter licensing agreement expired on June 30, 2012; therefore there was no barter revenue in 2013.  See discussion regarding our barter licensing agreement below under “Sales and Marketing”.

Individual Quotestream revenue increased 21% from the comparative period in 2012, resulting from an increase in the number of subscribers and an increase in the average revenue per subscriber.  The increase in subscribers is due mainly to obtaining customers of a competitor, AlphaTrade, who ceased operations in January 2013.

Interactive Content and Data Application revenue decreased 4% from the comparative period in 2012.  The decrease is due to a decrease in the number of Interactive Content and Data Application client contracts.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2013	2012	Change ($)	Change (%)

Cost of revenue	$5,153,811	$4,820,194	$333,617	7%

Gross profit	$4,282,787	$5,050,575	$(767,788)	(15)%

Gross margin %	45%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 7% when comparing the years ended December 31, 2013 and 2012.  The increase is primarily due to increases in variable stock exchange, data feed, and bandwidth usage charges resulting from new and increased fees levied by a number of stock exchanges since the comparable periods, to the acquisition of new data content required to support the new products and features that we have recently developed, and to the amortization expense related to additional capitalized application software costs.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 45% in 2013 from 51% in 2012.  The decrease in gross margin from the comparative period is due in part to a reduction in barter revenue as our barter licensing agreement expired on June 30, 2012 and the corresponding barter expense was recognized as sales and marketing expenses.  See further discussion regarding our barter licensing agreement below under “Sales and Marketing”. The decrease in gross margin from the comparative period is also due to increased stock exchange and data feed provisioning fees that we were unable to fully pass on to our clients.

Operating Expenses Summary

	Years ended December 31,
	2013	2012	Change ($)	Change (%)

Sales and marketing	$1,653,129	$1,698,533	$(45,404)	(3)%
General and administrative	2,089,345	2,015,408	73,937	4%
Software development	1,052,334	1,169,982	(117,648)	(10)%
Total operating expenses	$4,794,808	$4,883,923	$(89,115)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses.   Sales and marketing expenses decreased $45,404 (3%) for the year ended December 31, 2013 when compared to fiscal 2012.

The decrease from the comparative period is primarily due to a decrease in non-cash advertising costs.  We had no noncash advertising expenses in 2013 compared to $90,000 of non-cash advertising costs in the comparative period in 2012.  We received advertising credits with a large national magazine in exchange for subscription services until the Company’s barter licensing agreement expired on June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees.  General and administrative expenses increased $73,937 (4%) for year ended December 31, 2013 when compared to fiscal 2012.  The increase from the comparative period is primarily due to an increase in bad debts expense as we wrote off some large accounts receivable balances in 2013 and increased our allowance for doubtful accounts by $50,000 during 2013.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $117,648 (10%) for the year ended December 31, 2013 when compared to fiscal 2012. The decrease from the comparative period is due to a decrease in development personnel and an increase in development costs capitalized during the year.

We capitalized $807,828 of development costs for the year ended December 31, 2013, compared to $763,300 in 2012. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2013	2012

Foreign exchange gain (loss)	$63,323	$(40,817)
Interest expense	(691,357)	(630,176)
Loss on disposal of equipment	-	(1,186)
Total other income and (expenses)	$(628,034)	$(672,179)

Foreign Exchange Gain (Loss)

We recognized a foreign exchange gain of $63,323 in 2013, compared to a foreign exchange loss of $40,817 in 2012.  Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchanges gains and losses.

The foreign exchange gain in 2013 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated 7.3% versus the Canadian dollar from December 31, 2012 to December 31, 2013.

Interest Expense

Interest expense in 2013 was $691,357, compared to $630,176 in 2012. Interest expense increased for the year ended December 31, 2013 due to additional borrowings compared to the same period in 2012.  Interest is accrued at 10% per annum on certain amounts owed to related parties.  Interest income earned on cash balances is netted against interest expense.

Loss on Disposal of Equipment

In the 2012 comparative period we received $500 from the sale and disposal of obsolete computer equipment that had a net book value of $1,686, resulting in a net loss on disposal of $1,186.

Provision for Income Taxes

In 2013, the Company recorded Canadian income tax expense of $3,883, compared to a Canadian income expense of $4,000 in 2012.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2013 was $(1,143,938) or $(0.01) per share compared to a net loss of $(509,527) or $(0.01) per share for the year ended December 31, 2012.

Liquidity and Capital Resources

Our cash totaled $425,899 at December 31, 2013, as compared with $658,100 at December 31, 2012, a decrease of $232,201.  Net cash of $673,006 was provided by operations for the year ended December 31, 2013, primarily due to noncash depreciation and the increase in accounts payable and amounts due to related parties.  This was offset by the net loss for the period.  Net cash used in investing activities for the year ended December 31, 2013 was $905,207 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets.

Our current liabilities include $543,507 in deferred revenue.  The expected costs necessary to realize the deferred revenue in 2014 are minimal.

As at December 31, 2013, long-term liabilities consist of $7,380,675 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2014. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	71	Chairman of the Board

R. Keith Guelpa	67	President, Chief Executive Officer, and Director

David M. Shworan	46	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	47	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is also a director of several privately owned corporations.  Formerly, Mr. Thompson was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. For almost 30 years previously, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for five years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

R. Keith Guelpa is co-founder of QuoteMedia and has served as our President and Director since 1999. Mr. Guelpa's prominent career has spanned nearly forty years, during which he has served as President/CEO of high-tech firms involved in telecommunications, digital imaging and Internet communications. Mr. Guelpa also has served as President/COO of a public company offering brokerage, financial planning, and investment banking services. Mr. Guelpa's considerable management, marketing, investment banking, and board experience provides QuoteMedia with well-seasoned public company expertise.

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

Keith J. Randall has served as our Vice President, Treasurer, and Chief Financial Officer since September 1999 and Secretary since July 2000. Mr. Randall served as Vice President and Chief Financial Officer of Datawest Solutions, Inc. (formerly C.M. Oliver, Inc.) from August 1999 until March 2000. From August 1998 until August 1999, Mr. Randall served as Controller of C.M. Oliver & Company Ltd., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. Mr. Randall is a licensed Chartered Professional Accountant in Canada and a Certified Public Accountant in the United States. He received a Bachelor of Commerce degree with Honors from Queen's University in May 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2013, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists solely of Robert J. Thompson.  The Board of Directors has determined that Mr. Thompson qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2013 and 2012 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2013	$192,000	-	-	-	$192,000
Chief Executive Officer,	2012	$192,000	-	-	-	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2013	$350,000	-	-	-	$350,000
Chief Executive Officer,	2012	$350,000	-	-	-	$350,000
QuoteMedia, Ltd.

Keith J. Randall (5)	2013	$150,000	-	-	-	$150,000
Chief Executive Officer,	2012	$150,000	-	-	-	$150,000
QuoteMedia, Inc.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2013 and 2012 was accrued but not paid.
(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying		Option Exercise	Option
	Unexercised Options		Price	Exercise
Name	Exercisable	Unexercisable	($)	Date

David M. Shworan	200,000	-	$0.036	17-May-2015
	2,000,000	-	$0.036	17-May-2015
	3,000,000	-	$0.036	17-May-2015
	2,400,000	-	$0.036	01-Aug-2015

Keith J. Randall	100,000	-	$0.036	17-May-2015
	50,000	-	$0.036	31-Jan-2015
	50,000	-	$0.036	12-Apr-2017
	50,000	-	$0.036	21-Dec-2017

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2013. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2013, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 14, 2014 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	36,151,800	36.5%
R. Keith Guelpa (4)	7,741,061	8.5%
Robert J. Thompson (5)	1,610,286	1.7%
Keith J. Randall (6)	710,340	0.8%

All directors and executive officers as a group	46,213,487	46.1%

5% Stockholders (7)	5,713,101	6.2%

(1)
Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)
The percentages shown are calculated based upon 91,517,004 shares of common stock outstanding on March 14, 2014.  The numbers and percentages shown include the shares of common stock actually owned as of March 14, 2014 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 14, 2014 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	3,475,000	$0.09	10,529,811

Equity Compensation Plans not approved by stockholders	8,552,803	$0.04	N/A
Total	12,207,803		10,529,811

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2013, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

In the event of any change in the number of shares of our common stock, the number of shares of common stock covered by outstanding options and the price per share of such options will be adjusted accordingly to reflect any such changes.  Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which it is the surviving entity.  In the event that we are not the surviving entity, each option shall terminate provided that each holder will have the right to exercise during a ten day period ending on the fifth day prior to such corporate transaction.  In the event of a change of control, our board or the committee may terminate each option, provided that each holder receive the amount of cash equal to the difference between the exercise price of the each option and the fair market value of each share of stock subject to such option.

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

At December 31, 2013, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  As of December 31, 2013, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 3,475,000 options outstanding under the 2003 plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet.  At December 31, 2013, the loan balance due to Bravenet including accrued interest at 10% is $790,983.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2013. At December 31, 2013, the balance due to Bravenet for the unpaid purchase price is $182,910 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,000 per month.  At December 31, 2013, the balance due to Bravenet for unpaid computer hosting and maintenance services is $13,931. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $8,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2013, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2013, the balance due to Harrison for unpaid office rent is $995,215. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2013, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,050,729 including accrued interest at 10% per annum.

At December 31, 2013, the Company owed $4,329,631 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as noncurrent liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2013 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors.  Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2013 and 2012 by Hein & Associates LLP, our principal accountants, are as follows:

	2013	2012

Audit Fees	$71,331	$70,866
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit Committee Pre-Approval Policies

                The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which will not be supported by the Internal Revenue Code and related regulations.

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

QUOTEMEDIA, INC.

Date: March 28, 2014	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 28, 2014
Robert J. Thompson

/s/ David M. Shworan	Director	March 28, 2014
David M. Shworan

/s/ Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
Keith J. Randall

/s/ R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2014
R. Keith Guelpa

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
QuoteMedia, Inc.

We have audited the accompanying consolidated balance sheets of QuoteMedia, Inc. and subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuoteMedia, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates llp

Denver, Colorado

March 28, 2014

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2013	2012
ASSETS

Current assets:
Cash	$425,899	$658,100
Accounts receivable, net	538,995	652,603
Prepaid expenses	42,017	72,843
Other current assets	305,603	273,577
Total current assets	1,312,514	1,657,123

Deposits	20,962	21,810
Property and equipment, net	1,377,625	1,276,776
Goodwill	110,000	110,000
Intangible assets	88,405	91,922

Total assets	$2,909,506	$3,157,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,258,374	$1,156,289
Deferred revenue	543,507	525,026
Total current liabilities	1,801,881	1,681,315

Long-term portion of amounts due to related parties	7,380,675	6,615,136

Commitments (Note 10)

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares
authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares
authorized, 91,517,004 and 89,371,320 shares issued
and outstanding	90,445	89,372
Additional paid-in capital	8,930,743	8,922,108
Accumulated deficit	(15,294,238)	(14,150,300)
Total stockholders’ deficit	(6,273,050)	(5,138,820)

Total liabilities and stockholders’ deficit	$2,909,506	$3,157,631

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2013	2012

LICENSING FEES	$9,436,598	$9,870,769

COST OF REVENUE	5,153,811	4,820,194

GROSS PROFIT	4,282,787	5,050,575

OPERATING EXPENSES

Sales and marketing	1,653,129	1,698,533
General and administrative	2,089,345	2,015,408
Software development	1,052,334	1,169,982
	4,794,808	4,883,923

OPERATING PROFIT (LOSS)	(512,021)	166,652

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	63,323	(40,817)
Interest expense (related party)	(691,357)	(630,176)
Loss on disposal of equipment	-	(1,186)
	(628,034)	(672,179)

LOSS BEFORE INCOME TAXES	(1,140,055)	(505,527)

Income tax expense	(3,883)	(4,000)

NET LOSS	$(1,143,938)	$(509,527)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	89,810,105	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2013 and 2012

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2012	89,371,320	$89,372	$8,912,132	$(13,640,773)	$(4,639,269)

Stock-based compensation	-	-	9,976	-	9,976

Net loss	-	-	-	(509,527)	(509,527)

Balance, December 31, 2012	89,371,320	$89,372	$8,922,108	$(14,150,300)	$(5,138,820)

Stock options exercised	1,700,000	1,700	59,500	-	61,200

Shares returned to the Company for exercise of stock option, cancelled	(627,158)	(627)	(60,573)	-	(61,200)

Stock-based compensation	-	-	9,708	-	9,708

Net loss	-	-	-	(1,143,938)	(1,143,938)

Balance, December 31, 2013	90,444,162	$90,445	$8,930,743	$(15,294,238)	$(6,273,050)

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2013	2012
OPERATING ACTIVITIES

Net loss	$(1,143,938)	$(509,527)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	807,875	758,351
Loss on disposal of equipment	-	1,186
Bad debt expense	187,148	133,800
Stock-based compensation expense	9,708	9,976
Noncash barter revenue	-	(180,000)
Noncash barter advertising expense	-	96,000
Changes in assets and liabilities:
Accounts receivable	(73,540)	(131,954)
Prepaid expenses	30,826	(5,678)
Other current assets	(32,026)	191,348
Deposits	848	2,547
Accounts payable and amounts due to related parties	867,624	734,966
Deferred revenue	18,481	(77,491)
Net cash provided by operating activities	673,006	1,023,524

INVESTING ACTIVITIES

Purchase of fixed assets	(94,999)	(28,914)
Purchase of intangible assets	(2,380)	(720)
Proceeds from sale of fixed assets	-	500
Capitalized application software	(807,828)	(763,300)
Net cash used in investing activities	(905,207)	(792,434)

Net increase (decrease) in cash	(232,201)	231,090

Cash, beginning of year	658,100	427,010

Cash, end of year	$425,899	$658,100

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

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $200,000 and $150,000 as at December 31, 2013 and 2012, respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2013 and 2012 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2013 and 2012 was comprised as follows:

	2013	2012

Sales and marketing	$1,704	$1,972
General and administrative	8,004	8,004
Total stock-based compensation	$9,708	$9,976

At December 31, 2013 there was $27,144 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 3.00 years.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2013	2012

Expected dividend yield	N/A	-
Expected stock price volatility	N/A	276%
Risk-free interest rate	N/A	4%
Expected life of options	N/A	6.31
Weighted average fair value of options and
warrants granted	N/A	$0.06

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2013, the Company recorded Canadian income tax expense of $3,883. In 2012 the Company recorded Canadian income tax expense of $4,000 (see note 7).

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

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,052,334 and $1,169,982 in software development costs during the years ended December 31, 2013 and 2012, respectively (see note 3).

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

The following table summarizes our barter revenue transactions for the years ended December 31, 2013 and 2012:

	2013	2012

Barter revenue earned	$-	$180,000
Advertising credits expensed	-	96,000

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

2. LIQUIDITY

The Company has an accumulated deficit of $15,294,238, and for the year ended December 31, 2013 had a net loss of $1,143,938. As a result, there are concerns about the liquidity of our company at December 31, 2013. The following discussion addresses those concerns.

Net cash of $673,006 was provided by operating activities, and although we have a working capital deficit of $489,367 as at December 31, 2013, current liabilities include $543,507 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2014 are minimal.

As at December 31, 2013, long-term liabilities consist of $7,380,675 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2014. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2014.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

As at December 31,	2013	2012

Computer equipment	$595,490	$502,460
Office furniture and equipment	64,986	63,017
Leasehold improvements	46,455	46,455
Capitalized application software	4,850,411	4,042,583
Total property and equipment	5,557,342	4,654,515
Less: accumulated depreciation	(4,179,717)	(3,377,739)
Property and equipment, net	$1,377,625	$1,276,776

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2013 and 2012, the Company capitalized $807,828 and $763,300 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2013 and 2012, amortization expenses associated with the internally developed application software was $732,146 and $678,463 respectively. At December 31, 2013, the remaining book value of the capitalized application software was $1,208,492.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2013 and 2012 was $69,832 and $74,100 respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

As at December 31,	2013	2012

Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	108,085	105,705
Domain names	10,652	10,652
	128,737	126,357
Less: accumulated amortization	(40,332)	(34,435)
Amortized intangible assets, net	88,405	91,922
Unamortized intangible assets:
Goodwill associated with purchase of business unit
business unit	110,000	110,000
Total intangible assets, net	$198,405	$201,922

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $5,897 and $5,788 for the years ended December 31, 2013 and 2012, respectively. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2013 we have not had any goodwill impairment.

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2014	$5,838
For year ending December 31, 2015	5,838
For year ending December 31, 2016	5,838
For year ending December 31, 2017	5,838
For year ending December 31, 2018	5,838
For years thereafter	59,215
Total	$88,405

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Purchase of business unit	$182,910	$228,721
Computer hosting services	13,931	127,127
Office rent	995,215	970,729
Other	17,276	17,276
Loan	790,983	732,670
Lead generation services	1,050,729	951,133
Due to Management	4,329,631	3,587,480
	$7,380,675	$6,615,136

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2013, the loan balance due to Bravenet including accrued interest at 10% is $790,983.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2013. At December 31, 2013, the balance due to Bravenet for the unpaid purchase price is $182,910 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $7,000 per month. At December 31, 2013, the balance due to Bravenet for unpaid computer hosting and maintenance services is $13,931. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $8,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2013, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2013, the balance due to Harrison for unpaid office rent is $995,215. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2013, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,050,729 including accrued interest at 10% per annum.

At December 31, 2013, the Company owed $4,329,631 to officers of the Company for accrued salary and other amounts advanced to the Company.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2013 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. At December 31, 2013, the fair market value for forward contracts was a liability of $6,535 and was included in accrued liabilities. We had no forward contracts outstanding at December 31, 2012.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2013		December 31, 2012
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$300,000	$(6,535)	-	-

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. Margin deposits totaling $16,900 related to forward contracts outstanding are included in other current assets at December 31, 2013. There were no margin deposits at December 31, 2012.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Tax provision (benefit) at the statutory rate of 34%	$(387,619)	$(171,879)
State income taxes, net of federal income tax	(34,886)	(15,469)
Stock-based compensation	3,301	3,389
Change in federal NOL	1,539	4,745
Expiration of state NOL	7,217	27,226
Change in valuation allowance and other	410,448	151,988
Canadian income tax expense (benefit)	3,883	4,000
Income tax expense (benefit)	$3,883	$4,000

In 2013, the Company recorded Canadian income tax expense of $3,883. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $9,130,000 and $1,606,000 which expire in varying amounts through the year 2033.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax asset (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012

Tax effect of net operating loss carryforward	$3,153,000	$3,038,000
Accrued liabilities	2,138,000	1,804,000
Property & equipment	(21,000)	(23,000)
Capitalized software	(448,000)	(420,000)
Other	74,000	56,000
Less valuation allowance	(4,896,000)	(4,455,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $441,000 for the year ended December 31, 2013.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2010-2013) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded

8. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 nondesignated preferred shares at the Board of Directors’ discretion. As at December 31, 2013 no preferred shares have been issued.

b) Common stock

In July 2013, an employee of the Company exercised 800,000 options at an exercise price of $0.036. A net of 496,842 shares of common stock were issued, as the Company repurchased 303,158 shares of common stock to pay the total exercise cost of $28,800. The repurchased common stock was valued at a stock price of $0.095 per share which was the closing price of our common stock on the date of the transaction. Pursuant to the terms of the option agreements, the Company’s Board of Directors is required to approve the repurchase of the shares.

In August 2013, an employee of the Company exercised 900,000 options at an exercise price of $0.036. A net of 576,000 shares of common stock were issued, as the Company repurchased 324,000 shares of common stock to pay the total exercise cost of $32,400. The repurchased common stock was valued at a stock price of $0.10 per share which was the closing price of our common stock on the date of the transaction. Pursuant to the terms of the option agreements, the Company’s Board of Directors is required to approve the repurchase of the shares.

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

At December 31, 2013, there are a total of 17,500,000 options authorized for issuance under our stock option plans. There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant Company’s 2003 and 1999 Equity Incentive Compensation Plans respectively.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2013 and 2012:

		Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at January 1, 2012	13,707,803	$0.05
Granted under company stock option plan	230,000	$0.06
Stock options forfeited/expired	(100,000)	$0.07
Outstanding at December 31, 2012	13,837,803	$0.05
Stock options exercised	(1,700,000)	$0.04
Stock options forfeited/expired	(110,000)	$0.04
Outstanding at December 31, 2013	12,027,803	$0.04

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our nonvested stock option and warrant activity for the years ended December 31, 2013 and 2012:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
January 1, 2012	972,222	$0.04
Granted during the period	230,000	$0.06
Vested during the period	(370,003)	$0.04
Forfeited during the period	(93,332)	$0.07
Non-vested stock options and warrants at
December 31, 2012	738,887	$0.04
Vested during the period	(363,336)	$0.04
Non-vested stock options and warrants at
December 31, 2013	375,551	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2013	Life	Price	2013	Price

$0.04-0.10	11,537,803	2.13	$0.04	11,152,252	$0.04
$0.11-0.40	500,000	0.88	$0.40	500,000	$0.40

As at December 31, 2013 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. There was no cash received from the exercise of stock options or warrants for the years ended December 31, 2013 or 2012.

At December 31, 2013 the aggregate intrinsic value of options and warrants outstanding was $270,117. The aggregate intrinsic value of options and warrants exercisable was $263,974. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2013 and 2012, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2013	2012
Numerator:
Net loss	$(1,143,938)	$(509,527)

Denominator:

Weighted average shares outstanding – basic and diluted	89,810,105	89,371,320

Loss per share - basic and diluted	$(0.01)	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	12,027,803	13,837,803

10. COMMITMENTS

Rent expense for all operating leases was $340,651 and $333,880 for the years ended December 31, 2013 and 2012, respectively. We have office lease commitments totaling $662,315 over the next four years, which include $344,111 in 2014, $258,861 in 2015, $55,716 in 2016, and $3,627 in 2017.

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2013	2012

Cash paid for Interest	$1,807	$2,594

Cash paid for taxes	-	-