Form 10-Q
period 2014-03-31
QUOTEMEDIA INC
filed 2014-05-15
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant has 90,444,162 shares of common stock outstanding as at May 7, 2014.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$486,130	$425,899
Accounts receivable, net	417,719	538,995
Prepaid expenses	35,430	42,017
Other current assets	302,623	305,603
Total current assets	1,241,902	1,312,514

Deposits	20,305	20,962
Property and equipment, net	1,415,861	1,377,625
Goodwill	110,000	110,000
Intangible assets	86,921	88,405
Total assets	$2,874,989	$2,909,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,416,933	$1,258,374
Deferred revenue	502,533	543,507
Total current liabilities	1,919,466	1,801,881

Long-term portion of amounts due to related parties	7,633,430	7,380,675

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 90,444,162 and 90,444,162 shares issued
and outstanding	90,445	90,445
Additional paid-in capital	8,933,106	8,930,743
Accumulated deficit	(15,701,458)	(15,294,238)
Total stockholders’ deficit	(6,677,907)	(6,273,050)

Total liabilities and stockholders’ deficit	$2,874,989	$2,909,506

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2014	2013

LICENSING FEES	$2,224,067	$2,383,985

COST OF REVENUE	1,273,283	1,271,226

GROSS PROFIT	950,784	1,112,759

OPERATING EXPENSES

Sales and marketing	414,078	408,166
General and administrative	539,600	535,451
Software development	244,412	316,234
	1,198,090	1,259,851

OPERATING LOSS	(247,306)	(147,092)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain	26,221	21,761
Interest expense (related party)	(185,228)	(165,486)
	(159,007)	(143,725)

LOSS BEFORE INCOME TAXES	(406,313)	(290,817)

Income tax expense	(907)	(992)

NET LOSS	$(407,220)	$(291,809)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,444,162	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2014	2013

Operating activities:

Net loss	$(407,220)	$(291,809)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	209,732	196,818
Bad debt expense	5,472	52,782
Stock-based compensation expense	2,363	2,427
Changes in assets and liabilities:
Accounts receivable	115,804	(237,069)
Prepaid expenses	6,587	23,101
Other current assets	2,980	(23,027)
Deposits	657	429
Accounts payable and amounts due to related parties	411,314	309,259
Deferred revenue	(40,974)	(2,203)
Net cash provided by operating activities	306,715	30,708

Investing activities:

Purchase of fixed assets	(53,186)	(804)
Capitalized application software	(193,298)	(188,792)
Net cash used in investing activities	(246,484)	(189,596)

Net increase (decrease) in cash	60,231	(158,888)

Cash and equivalents, beginning of period	425,899	658,100

Cash and equivalents, end of period	$486,130	$499,212

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2014 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2013 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 28, 2014.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 and $200,000 as at March 31, 2014 and December 31, 2013, respectively.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

e) Accounting Pronouncements

Recently Adopted Accounting Guidance

There were no new accounting pronouncements adopted, nor were there any new accounting pronouncements issued and not adopted that are expected to have a material effect on financial statements during the three months ended March 31, 2014.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. The fair market values for forward contracts at March 31, 2014 and December 31, 2013 were liabilities of $3,887 and $6,535, respectively, and were included in accrued liabilities.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	March 31, 2014		December 31, 2013
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$200,000	$(3,887)	$300,000	$(6,535)

We are required to maintain a margin deposit with a foreign exchange corporation equal to 5% of the value of each forward contract outstanding. Margin deposits totaling $11,000 and $16,900 are included in other current assets on our March 31, 2014 and December 31, 2013 balance sheets, respectively.

4.  RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Purchase of business unit	$181,317	$182,910
Computer hosting services	34,099	13,931
Office rent	994,140	995,215
Other	17,276	17,276
Loan	802,373	790,983
Lead generation services	1,077,217	1,050,729
Due to Management	4,527,008	4,329,631
	$7,633,430	$7,380,675

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the March 31, 2014 balance sheet date. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2014 and 2013 was comprised as follows:

	Three months ended March 31,
	2014	2013
Sales and marketing	$362	$426
General and administrative	2,001	2,001
Total stock-based compensation	$2,363	$2,427

At March 31, 2014 there was $24,781 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 2.78 years.

There was no stock option and warrant activity for the three months ended March 31, 2014 and 2013. As of March 31, 2014 there were a total of 12,027,803 options and warrants outstanding at a weighted average exercise price of $0.05.

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2014:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2013	375,551	$0.04
Vested during the period	(90,009)	$0.04
Non-vested stock options and warrants at
March 31, 2014	285,542	$0.05

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2014	Life	Price	2014	Price

$0.05-0.10	11,527,803	1.88	$0.04	11,242,261	$0.04
$0.11-0.40	500,000	0.63	$0.40	500,000	$0.40

As at March 31, 2014 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2014 the aggregate intrinsic value of options and warrants outstanding was $270,117. The aggregate intrinsic value of options and warrants exercisable was $265,673. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.  LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended March 31, 2014 and 2013, respectively. There were 12,027,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2014 and 2013 because they were anti-dilutive.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

Quotestream Professional is designed specifically for use by financial services professionals and their support personnel, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra-low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news and research data.

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

Since the first quarter of 2014, the U.S. dollar has appreciated approximately 9% versus the Canadian dollar. This will result in lowering both our reported Canadian dollar revenues and expenses in 2014 compared to 2013 once translated into U.S. dollars. Approximately 29% of our revenues and 36% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower revenue figures compared to 2013, it will positively impact our bottom line in 2014.

Plan of operation

In 2014 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. Our deployment of native applications for the iPhone, Android and Blackberry mobile devices is an important new development that we are planning to exploit this year. We also plan to continue the growth of our Data Feed Services client base and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. Broad expansion of data and news coverage is also a priority for 2014.

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

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth in 2013 and will continue to impact our growth for the first two quarters of 2014. Revenue in 2014 was also negatively impacted by the strength of the U.S. dollar versus the Canadian dollar as discussed above; however, based on new product deployments that have been recently completed or are near completion, we anticipate that we will return to positive revenue growth in the second half of 2014.

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

Results of Operations

Revenue

	Three Months ended March 31,
	2014	2013	Change ($)	Change (%)

Corporate Quotestream	$644,744	$755,439	$(110,695)	(15)%
Individual Quotestream	423,695	373,879	49,816	13%
Total Portfolio Management Systems	1,068,439	1,129,318	(60,879)	(5)%
Interactive Content and Data Applications	1,155,628	1,254,667	(99,039)	(8)%
Total Licensing Revenue	$2,224,067	$2,383,985	$(159,918)	(7)%

Total licensing revenue has decreased 7% when comparing the three months ended March 31, 2014 and 2013. When comparing the first quarter of 2014 to the comparative period in 2013, the average U.S. dollar exchange rate appreciated 9.4% versus the average Canadian dollar exchange rate. This resulted in lowering our reported Canadian dollar revenues in 2014 compared to 2013 once translated into U.S. dollars. Approximately 29% of our revenues are in Canadian dollars, so the appreciation of the U.S. dollar lowered revenue by approximately 3% compared to the first quarter of 2013.

Total Portfolio Management System revenue decreased by 5% when comparing the three month periods ended March 31, 2014 and 2013, due to a decrease in Corporate Quotestream Revenue that was offset by an increase in individual Quotestream revenue.

Corporate Quotestream revenue decreased 15% from the comparative period in 2013. One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. We lost the revenue from the Penson Worldwide Inc. contract in the first quarter of 2013, and lost the revenue from its affiliate companies in July 2013 which negatively impacted our results for the first quarter of 2014 versus the comparative period.

Our individual Quotestream revenue increased by 13% from the comparative period in 2013, resulting mainly from an increase in the number of subscribers.

Interactive Content and Data Application revenue decreased 8% from the comparative period in 2013. The decrease is due to a decrease in the number of Interactive Content and Data Application client contracts and the average revenue per contract.

Cost of Revenue and Gross Profit Summary

	2014	2013	Change ($)	Change (%)

Three months ended March 31,

Cost of revenue	$1,273,283	$1,271,226	$2,057	0%
Gross profit	$950,784	$1,112,759	$(161,975)	(15%)
Gross margin %	43%	47%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue remained relatively unchanged when comparing the three month periods ended March 31, 2014 and 2013. Fixed stock exchange fees increased versus the comparative period due to new and increased fees levied by a number of stock exchanges. This was offset by data feed and data line cost savings achieved by switching vendors.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 43% for the three month period ended March 31, 2014 from 47% in the respective comparative period in 2013.

Operating Expenses Summary

	2014	2013	Change ($)	Change (%)

Three months ended March 31,

Sales and marketing	$414,078	$408,166	$5,912	1%
General and administrative	539,600	535,451	4,149	1%
Software development	244,412	316,234	(71,822)	(23%)
Total operating expenses	$1,198,090	$1,259,851	$(61,761)	(5%)

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses remained relatively unchanged for the three month period ended March 31, 2014, increasing 1% from the comparative period in 2013.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, customer service outsourcing, insurance premiums, and professional fees. General and administrative expenses increased 1% for the three month period ended March 31, 2014 when compared to the same period in 2013. The increase is primarily due to customer service outsourcing expenses. Starting in July 2013, we outsourced our level 1 customer service functions. In the comparative period in 2013, level 1 customer service functions were performed internally and included in development expenses. The increase in customer service outsourcing expense was offset by a decrease in bad debt expense, as we were able to recover some significant accounts receivable balances that had been previously written off.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased 23% for the three month period ended March 31, 2014 when compared to the same period in 2013. The decrease is due to a decrease in customer service personnel as starting in July 2013, we outsourced our level 1 customer service functions. In the comparative period in 2013, level 1 customer service functions were performed internally and included in development expenses. The decrease is also due to the 9.4% depreciation from the comparative quarter of the Canadian dollar versus the U.S. dollar, as the majority of our development expenses are incurred in Canadian dollars.

We capitalized $193,298 of development costs for the three months ended March 31, 2014, compared to $188,792 for the same period in 2013. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2014	2013

Three months ended March 31,

Foreign exchange gain (loss)	$26,221	$21,761
Interest expense	(185,228)	(165,486)
Total other income and (expenses)	$(159,007)	$(143,725)

Foreign Exchange Gain (Loss)

We recognized foreign exchange gain of $26,221 for the three month period ended March 31, 2014, compared to foreign exchange gain of $21,761 for the same period in 2013. Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchanges gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange gain for the three month period ended March 31, 2014 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar depreciated 3.4% versus the U.S. dollar from December 31, 2013 to March 31, 2014. The foreign exchange gain was offset by losses related to foreign currency contracts exercised during Q1 2014 and outstanding at March 31, 2014.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2014 due to additional accruals related to unpaid related party expenses incurred since the comparative period in 2013. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

For the three month period ended March 31, 2014, the Company recorded Canadian income tax expense of $907, compared to $992 in the comparative period in 2013.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2014 was $407,220 or $(0.00) per share compared to a net loss of $291,809 or $(0.00) per share for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our cash totaled $486,130 at March 31, 2014, as compared with $425,899 at December 31, 2013, an increase of $60,231. Net cash of $306,715 was provided by operations for the three months ended March 31, 2014, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2014 was $246,484 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2014.

Our current liabilities include deferred revenue of $502,533. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $7,633,430 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2014 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC.

Dated: May 15, 2014	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)