Form 10-Q
period 2014-06-30
QUOTEMEDIA INC
filed 2014-08-11
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Registrant has 90,444,162 shares of common stock outstanding as at July 18, 2014.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$450,685	$425,899
Accounts receivable, net of allowance for doubtful acounts of $90,000 and $200,000 at June 30, 2014 and December 31, 2013, respectively	477,773	538,995
Prepaid expenses	47,566	42,017
Other current assets	313,684	305,603
Total current assets	1,289,708	1,312,514

Deposits	21,011	20,962
Property and equipment, net	1,434,287	1,377,625
Goodwill	110,000	110,000
Intangible assets	85,436	88,405
Total assets	$2,940,442	$2,909,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,498,985	$1,258,374
Deferred revenue	617,887	543,507
Total current liabilities	2,116,872	1,801,881

Long-term portion of amounts due to related parties	7,924,283	7,380,675

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,444,162 and 90,444,162 shares issued and outstanding	90,445	90,445
Additional paid-in capital	8,936,481	8,930,743
Accumulated deficit	(16,127,639)	(15,294,238)
Total stockholders’ deficit	(7,100,713)	(6,273,050)
Total liabilities and stockholders’ deficit	$2,940,442	$2,909,506

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue	$2,278,956	$2,380,714	$4,503,023	$4,764,699

Cost of revenue	1,239,493	1,334,458	2,512,776	2,605,684

Gross profit	1,039,463	1,046,256	1,990,247	2,159,015

Operating expenses

Sales and marketing	406,782	418,124	820,860	826,290
General and administrative	518,762	516,818	1,058,362	1,052,269
Software development	298,760	283,079	543,172	599,313
	1,224,304	1,218,021	2,422,394	2,477,872

Operating loss	(184,841)	(171,765)	(432,147)	(318,857)

Other income and (expense)

Foreign exchange gain (loss)	(48,806)	27,974	(22,585)	49,735
Interest expense (related party)	(191,617)	(169,826)	(376,845)	(335,312)
	(240,423)	(141,852)	(399,430)	(285,577)

Loss before income taxes	(425,264)	(313,617)	(831,577)	(604,434)

Provision for income taxes	(917)	(977)	(1,824)	(1,969)

Net loss	$(426,181)	$(314,594)	$(833,401)	$(606,403)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding

Basic and diluted	90,444,162	89,371,320	90,444,162	89,371,320

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30,
	2014	2013

Operating activities:

Net loss	$(833,401)	$(606,403)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	421,610	397,563
Bad debt expense	8,826	137,919
Stock-based compensation expense	5,738	4,854
Changes in assets and liabilities:
Accounts receivable	52,396	(65,618)
Prepaid expenses	(5,549)	12,263
Other current assets	(8,081)	(29,507)
Deposits	(49)	1,095
Accounts payable and amounts due to related parties	784,219	500,502
Deferred revenue	74,380	49,286
Net cash provided by operating activities	500,089	401,954

Investing activities:

Purchase of fixed assets	(72,057)	(40,463)
Purchase of intangible assets	-	(2,380)
Capitalized application software	(403,246)	(386,505)
Net cash used in investing activities	(475,303)	(429,348)

Net increase (decrease) in cash	24,786	(27,394)

Cash and equivalents, beginning of period	425,899	658,100

Cash and equivalents, end of period	$450,685	$630,706

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2014 through the filing of this report.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

d) Accounting Pronouncements

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at June 30, 2014. At December 31, 2013, the fair market value for forward contracts was a liability of $6,535 and was included in accrued liabilities.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	June 30, 2014		December 31, 2013
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	-	-	$300,000	$(6,535)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. There were no margin deposits at June 30, 2014. Margin deposits totaling $16,900 are included in other current assets at December 31, 2013.

4.  RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Purchase of business unit	$178,861	$182,910
Computer hosting services	13,965	13,931
Office rent	1,048,438	995,215
Other	17,276	17,276
Loan	832,011	790,983
Lead generation services	1,104,372	1,050,729
Due to Management	4,729,360	4,329,631
	$7,924,283	$7,380,675

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the June 30, 2014 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2014 and 2013 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales and marketing	$1,374	$2,001	$1,736	$4,002
General and administrative	2,001	426	4,002	852
Total stock-based compensation	$3,375	$2,427	$5,738	$4,854

At June 30, 2014 there was $31,906 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.91 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected dividend yield	-	N/A	-	N/A
Expected stock price volatility	206%	N/A	206%	N/A
Risk-free interest rate	4%	N/A	4%	N/A
Expected life of options	5.86	N/A	5.86	N/A
Weighted average fair value of options and warrants granted	$0.03	N/A	$0.03	N/A

The following table represents stock option and warrant activity for the six months ended June 30, 2014:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2013	12,027,803	$0.05

Stock options granted	350,000	$0.03
Outstanding at June 30, 2014	12,377,803	$0.05

QUOTEMEDIA, INC.
NOTES TO CONDENSED
 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our non-vested stock option and warrant activity for the six months ended June 30, 2014:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2013	375,551	$0.04
Stock options granted	350,000	$0.03
Vested during the period	(203,344)	$0.04
June 30, 2014	522,207	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2014	Life	Price	2014	Price

$0.03-0.10	11,877,803	1.87	$0.04	11,355,596	$0.04
$0.11-0.40	500,000	0.38	$0.40	500,000	$0.40

As at June 30, 2014 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

The options and warrants outstanding and exercisable at June 30, 2014 had no intrinsic value. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.  LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended June 30, 2014 and 2013, respectively. The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the six months ended June 30, 2014 and 2013, respectively. There were 12,377,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2014, because they were anti-dilutive. There were 13,727,803 stock options and warrants excluded from the calculation of dilutive loss per share for the comparative three and six months ended June 30, 2013, because they were anti-dilutive.

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

On average, the U.S. dollar exchange rate has appreciated versus the Canadian dollar since the comparative periods in 2013. This has resulted in lowering both our reported Canadian dollar revenues and expenses in 2014 compared to 2013 once translated into U.S. dollars. Approximately 29% of our revenues and 36% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower revenue figures compared to 2013, it will positively impact our bottom line in 2014.

Plan of operation

For the remainder of 2014 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. Our deployment of native applications for the iPhone, Android and Blackberry mobile devices is an important new development that we are planning to exploit this year. We also plan to continue the growth of our Data Feed Services client base and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. Broad expansion of data and news coverage is also an ongoing priority.

Important new development projects for remainder of 2014 include completion of trade integration capabilities, allowing our Quotestream to interact with our brokerage clients’ back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings. Additionally, we will be adding transactional and enhanced reporting functionality to our portfolio management systems and launching new Web content solutions and data feed products using new dynamically updating data delivery mechanisms, proprietary content libraries and advanced HTML5 solutions.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth in 2013 and continued to impact our growth for the first two quarters of 2014. Revenue in 2014 was also negatively impacted by the strength of the U.S. dollar versus the Canadian dollar as discussed above; however, based on new product deployments that have been recently completed or are near completion, we anticipate that we will return to positive revenue growth in the fourth quarter of 2014.

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

Results of Operations

Revenue

	2014	2013	Change ($)	Change (%)

Three months ended June 30,

Corporate Quotestream	$666,499	$726,882	$(60,383)	(8)%
Individual Quotestream	452,124	442,917	9,207	2%
Total Portfolio Management Systems	1,118,623	1,169,799	(51,176)	(4)%
Interactive Content and Data Applications	1,160,333	1,210,915	(50,582)	(4)%
Total Licensing Revenue	$2,278,956	$2,380,714	$(101,758)	(4%)

Six months ended June 30,

Corporate Quotestream	$1,311,243	$1,482,322	$(171,079)	(12)%
Individual Quotestream	875,819	816,795	59,024	7%
Total Portfolio Management Systems	2,187,062	2,299,117	(112,055)	(5)%
Interactive Content and Data Applications	2,315,961	2,465,582	(149,621)	(6)%
Total Licensing Revenue	$4,503,023	$4,764,699	$(261,676)	(5)%

Licensing revenue has decreased 4% and 5% when comparing the three and six months ended June 30, 2014 and 2013. The decrease is a result of decreased sales from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Our revenue was negatively impacted by the change in average exchange rates from the comparatives periods in 2013. The U.S. dollar has appreciated an average of 6.6% and 8.0% versus the Canadian dollar for the three and six months ending June 30, 2014 compared to the same periods in 2013. This resulted in lowering our reported Canadian dollar revenues by approximately $44,000 and $102,000 for the three and six month periods ending June 30, 2014 once translated into U.S. dollars.

Interactive Content and Data Application revenue decreased $50,582 (4%) when comparing the three month periods ended June 30, 2014 and 2013. Interactive Content and
Data Application revenue decreased $149,621 (6%) when comparing the six month periods ended June 30, 2014 and 2013. The decreases are due to a decrease in the number of Interactive Content and Data Application client contracts.

Our Portfolio Management System revenue decreased by a total of $51,176 (4%) when comparing the three month periods ended June 30, 2014 and 2013. Portfolio Management System revenue decreased by a total of $112,055 (5%) when comparing the six month periods ended June 30, 2014 and 2013.

Corporate Quotestream revenue decreased $60,383 (8%) for the three month period ended June 30, 2014 from the comparative period in 2013. Corporate Quotestream revenue decreased $171,079 (12%) when comparing the six month periods ended June 30, 2014 and 2013. One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. We lost the revenue from the Penson Worldwide Inc. contract in the first quarter of 2013, and lost the revenue from its affiliate companies in July 2013 which negatively impacted our results for the first two quarters of 2014 versus the comparative periods in 2013.

Individual Quotestream revenue increased $9,207 (2%) and $59,024 (7%) from the three and six month comparative periods in 2013, resulting mainly from an increase in the number of subscribers from the comparative periods.

Cost of Revenue and Gross Profit Summary

	2014	2013	Change ($)	Change (%)

Three months ended June 30,

Cost of revenue	$1,239,493	$1,334,458	$(94,965)	(7)%
Gross profit	$1,039,463	$1,046,256	$(6,793)	(1)%
Gross margin %	46%	44%

Six months ended June 30,

Cost of revenue	$2,512,776	$2,605,684	$(92,908)	(4)%
Gross profit	$1,990,247	$2,159,015	$(168,768)	(8)%
Gross margin %	44%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue decreased 7% and 4% when comparing the three and six month periods ended June 30, 2014 and 2013. The decreases are primarily due to decreases in variable stock exchange fees resulting from losing some larger Quotestream clients as discussed above. The decreases are also due to negotiating more favorable terms for our data feeds and lines.

Overall, the cost of revenue remained relatively unchanged as a percentage of sales, as evidenced by our gross margin percentages of 44% and 46% for the three and six month periods ended June 30, 2014 compared to 44% and 45% in the respective periods in 2013.

Operating Expenses Summary

	2014	2013	Change ($)	Change (%)

Three months ended June 30,

Sales and marketing	$406,782	$418,124	$(11,342)	(3)%
General and administrative	518,762	516,818	1,944	0%
Software development	298,760	283,079	15,681	6%
Total operating expenses	$1,224,304	$1,218,021	$6,283	(1)%

Six months ended June 30,

Sales and marketing	$820,860	$826,290	$(5,430)	(1)%
General and administrative	1,058,362	1,052,269	6,093	1%
Software development	543,172	599,313	(56,141)	(9)%
Total operating expenses	$2,422,394	$2,477,872	$(55,478)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses remained relatively unchanged from the comparative periods in 2013, decreasing $11,342 (3%) and $5,430 (1%) for the three and six month periods ended June 30, 2014.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged, increasing $1,944 (0%) and $6,093 (1%) for the three and six month periods ended June 30, 2014 when compared to the same periods in 2013.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $15,681 (6%) for the three month period ended June 30, 2014 and decreased $56,141 (9%) for the six month period ended June 30, 2014 when compared to the same periods in 2013. The decrease for the six month period ending June 30, 2014 is due mainly to the appreciation of the U.S. dollar, as the U.S. dollar appreciated an average of 8% versus the Canadian dollar and our development expenses are incurred mainly in Canadian dollars.

We capitalized $209,949 and $403,246 of development costs for the three and six months ended June 30, 2014, compared to $197,713 and $386,505 for the same periods in 2013. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2014	2013

Three months ended June 30,

Foreign exchange gain (loss)	$(48,806)	$27,974
Interest expense	(191,617)	(169,826)
Total other income and (expenses)	$(240,423)	$(141,852)

Six months ended June 30,

Foreign exchange gain (loss)	$(22,585)	$49,735
Interest expense	(376,845)	(335,312)
Total other income and (expenses)	$(399,430)	$(285,577)

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

We recognized foreign exchange losses of $48,806 and $22,585 for the three and six month periods ended June 30, 2014, compared to foreign exchange gain of $27,974 and $49,735 for the same periods in 2013. The foreign exchange losses for the three and six month periods ended June 30, 2014 are due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar depreciated slightly versus the Canadian dollar when comparing the foreign exchange rate at December 31, 2013 versus the rate at June 30, 2014. The foreign exchange losses were also due to losses on foreign exchange forward contracts exercised during 2014.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six month periods ended June 30, 2014 due to additional borrowings compared to the same periods in 2013. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and six month periods ended June 30, 2014, the Company recorded Canadian income tax expense of $917 and $1,824, compared to $977 and $1,969 in the comparative periods in 2013.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2014 was $(426,181) or $(0.00) per share compared to a net loss of $(314,594) or $(0.00) per share for the three months ended June 30, 2013. The net loss for the six months ended June 30, 2014 was $(833,401) or $(0.01) per share compared to a net loss of $(606,403) or $(0.01) per share for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our cash totaled $450,685 at June 30, 2014, as compared with $425,899 at December 31, 2013, an increase of $24,786. Net cash of $500,089 was provided by operations for the six months ended June 30, 2014, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the six months ended June 30, 2014 was $475,303 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the six month period ended June 30, 2014.

For the six months ended June 30, 2014 we had a net loss of $833,401, and at June 30, 2014 we have a net working capital deficit of $827,164 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that have recently been completed and are near completion, we will see moderate revenue growth for the next 12 months. Our current liabilities include deferred revenue of $617,887. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $7,924,283 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2014 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: August 11, 2014

By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)