Form 10-Q
period 2014-09-30
QUOTEMEDIA INC
filed 2014-11-12
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Registrant has 90,444,162 shares of common stock outstanding as at November 7, 2014.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$526,864	$425,899
Accounts receivable, net of allowance for doubtful accounts of $90,000 and $200,000 at September 30, 2014 and December 31, 2013, respectively	446,596	538,995
Prepaid expenses	43,526	42,017
Other current assets	30,271	305,603
Total current assets	1,047,257	1,312,514

Deposits	20,140	20,962
Property and equipment, net	1,471,882	1,377,625
Goodwill	110,000	110,000
Intangible assets	83,952	88,405
Total assets	$2,733,231	$2,909,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,306,409	$1,258,374
Deferred revenue	599,999	543,507
Total current liabilities	1,906,408	1,801,881

Long-term portion of amounts due to related parties	8,164,207	7,380,675

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,444,162 and 90,444,162 shares issued and outstanding	90,445	90,445
Additional paid-in capital	8,940,381	8,930,743
Accumulated deficit	(16,368,210)	(15,294,238)
Total stockholders’ deficit	(7,337,384)	(6,273,050)
Total liabilities and stockholders’ deficit	$2,733,231	$2,909,506

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$2,292,698	$2,395,733	$6,795,721	$7,160,432

Cost of revenue	1,280,244	1,298,590	3,793,020	3,904,274

Gross profit	1,012,454	1,097,143	3,002,701	3,256,158

Operating expenses

Sales and marketing	390,343	415,270	1,211,203	1,241,560
General and administrative	471,243	493,039	1,529,605	1,545,308
Software development	250,612	233,133	793,784	832,446
	1,112,198	1,141,442	3,534,592	3,619,314

Operating loss	(99,744)	(44,299)	(531,891)	(363,156)

Other income and (expense)

Foreign exchange gain (loss)	58,995	(17,901)	36,410	31,834
Interest expense (related party)	(198,903)	(175,381)	(575,748)	(510,693)
	(139,908)	(193,282)	(539,338)	(478,859)

Loss before income taxes	(239,652)	(237,581)	(1,071,229)	(842,015)

Provision for income taxes	(919)	(961)	(2,743)	(2,930)

Net loss	$(240,571)	$(238,542)	$(1,073,972)	$(844,945)
Loss per share
Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)
Weighted average shares outstanding
Basic and diluted	90,444,162	90,039,311	90,444,162	89,596,430

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2014	2013

Operating activities:

Net loss	$(1,073,972)	$(844,945)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	636,407	601,513
Bad debt expense	23,988	152,461
Stock-based compensation expense	9,638	7,281
Changes in assets and liabilities:
Accounts receivable	68,411	(95,972)
Prepaid expenses	(1,509)	18,728
Other current assets	275,332	(33,078)
Deposits	822	688
Accounts payable and amounts due to related parties	831,567	581,914
Deferred revenue	56,492	79,740
Net cash provided by operating activities	827,176	468,330

Investing activities:

Purchase of fixed assets	(100,511)	(73,136)
Purchase of intangible assets	-	(2,380)
Capitalized application software	(625,700)	(603,496)
Net cash used in investing activities	(726,211)	(679,012)

Net increase (decrease) in cash	100,965	(210,682)

Cash and equivalents, beginning of period	425,899	658,100

Cash and equivalents, end of period	$526,864	$447,418

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2014 through the filing of this report.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

d) Accounting Pronouncements

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on our consolidated financial position, results of operations and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), which makes amendments to the codification topic 718, Accounting for Share-Based Payments, when the terms of an award provide that a performance target could be achieved after the requisite service period. The new accounting standards update becomes effective for the Company on January 1, 2016. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as the Company does not currently have any outstanding awards with a performance target that could be achieved after the requisite service period.

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on our consolidated financial position, results of operations and related disclosures.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. The fair market values for forward contracts at September 30, 2014 and December 31, 2013 were liabilities of $4,400 and $6,535, respectively, and were included in accrued liabilities.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

b) Derivative instruments

A significant portion of our expenses are paid in Canadian dollars; therefore, changes to the exchange rate between the U.S. and Canadian dollar affect our operating results. To manage this exchange rate risk, from time to time we utilize forward contracts to purchase Canadian dollars. Our Company policy limits contracts to maturities of one year or less from the date of issuance. We do not enter into foreign exchange forward contracts for trading purposes.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	September 30, 2014		December 31, 2013
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$200,000	$(4,400)	$300,000	$(6,535)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. Margin deposits totaling $11,000 and $16,900 are included in other current assets on our September 30, 2014 and December 31, 2013 balance sheets, respectively.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Purchase of business unit	$175,350	$182,910
Computer hosting services	33,806	13,931
Office rent	1,027,672	995,215
Other	17,276	17,276
Loan	841,078	790,983
Lead generation services	1,132,212	1,050,729
Due to Management	4,936,813	4,329,631
	$8,164,207	$7,380,675

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the September 30, 2014 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2014 and 2013 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales and marketing	$1,899	$426	$3,635	$1,278
General and administrative	2,001	2,001	6,003	6,003
Total stock-based compensation	$3,900	$2,427	$9,638	$7,281

At September 30, 2014 there was $28,006 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.57 years.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected dividend yield	N/A	N/A	-	N/A
Expected stock price volatility	N/A	N/A	206%	N/A
Risk-free interest rate	N/A	N/A	4%	N/A
Expected life of options	N/A	N/A	5.86	N/A
Weighted average fair value of options and warrants granted	N/A	N/A	$0.03	N/A

The following table represents stock option and warrant activity for the nine months ended September 30, 2014:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2013	12,027,803	$0.05

Stock options granted	350,000	$0.03

Outstanding at September 30, 2014	12,377,803	$0.05

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2014:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2013	375,551	$0.04
Stock options granted	350,000	$0.03
Vested during the period	(329,179)	$0.04
Non-vested stock options and warrants at
September 30, 2014	396,372	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2014	Life	Price	2014	Price

$0.03-0.10	11,877,803	1.62	$0.04	11,481,431	$0.04
$0.11-0.40	500,000	0.13	$0.40	500,000	$0.40

As at September 30, 2014 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

The options and warrants outstanding and exercisable at September 30, 2014 had no intrinsic value. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.  LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended September 30, 2014 and 2013, respectively. The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the nine months ended September 30, 2014 and 2013, respectively. There were 12,377,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2014, because they were anti-dilutive. There were 13,727,803 stock options and warrants excluded from the calculation of dilutive loss per share for the comparative three and nine months ended September 30, 2013, because they were anti-dilutive.

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

On average, the U.S. dollar exchange rate has appreciated versus the Canadian dollar since the comparative periods in 2013. This has resulted in lowering both our reported Canadian dollar revenues and expenses in 2014 compared to 2013 once translated into U.S. dollars. Approximately 29% of our revenues and 36% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar has lowered revenue figures compared to 2013, it also has positively impacted our bottom line in 2014.

Plan of operation

For the remainder of 2014 and for 2015 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. Our deployment of native applications for the iPhone, Android and Blackberry mobile devices is an important new development that we are planning to exploit this year. We also plan to continue the growth of our Data Feed Services client base and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. Broad expansion of data and news coverage is also an ongoing priority.

Important new development projects for remainder of 2014 and for 2015 include completion of trade integration capabilities, allowing our Quotestream to interact with our brokerage clients’ back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings. Additionally, we will be adding transactional and enhanced reporting functionality to our portfolio management systems and launching new Web content solutions and data feed products using new dynamically updating data delivery mechanisms, proprietary content libraries and advanced HTML5 solutions.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. The loss of revenue from the Penson Worldwide Inc. contract and its affiliate companies negatively impacted our revenue growth in 2013 and continued to impact our growth for the remainder of 2014. Revenue in 2014 was also negatively impacted by the strength of the U.S. dollar versus the Canadian dollar as discussed above; however, based on new product deployments that have been recently completed or are near completion, we anticipate that we will return to positive revenue growth in 2015.

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

Results of Operations

Revenue

	2014	2013	Change ($)	Change (%)
Three months ended September 30,

Corporate Quotestream	$697,430	$742,346	$(44,916)	(6)%
Individual Quotestream	436,366	429,280	7,086	2%
Total Portfolio Management Systems	1,133,796	1,171,626	(37,830)	(3)%
Interactive Content and Data Applications	1,158,902	1,224,107	(65,205)	(5)%
Total Licensing Revenue	$2,292,698	$2,395,733	$(103,035)	(4%)

Nine months ended September 30,

Corporate Quotestream	$2,008,673	$2,224,667	$(215,994)	(10)%
Individual Quotestream	1,312,185	1,246,076	66,109	5%
Total Portfolio Management Systems	3,320,858	3,470,743	(149,885)	(4)%
Interactive Content and Data Applications	3,474,863	3,689,689	(214,826)	(6)%
Total Licensing Revenue	$6,795,721	$7,160,432	$(364,711)	(5)%

Licensing revenue has decreased 4% and 5% when comparing the three and nine months ended September 30, 2014 and 2013. Our revenue was negatively impacted by the change in average exchange rates from the comparatives periods in 2013. The U.S. dollar has appreciated an average of 4.7% and 6.8% versus the Canadian dollar for the three and nine months ending September 30, 2014 compared to the same periods in 2013. This resulted in lowering our reported Canadian dollar revenues by approximately $30,000 and $132,000 for the three and nine month periods ending September 30, 2014 once translated into U.S. dollars.

Our Portfolio Management System revenue decreased by a total of $37,830 (3%) when comparing the three month periods ended September 30, 2014 and 2013. Portfolio Management System revenue decreased by a total of $149,885 (4%) when comparing the nine month periods ended September 30, 2014 and 2013.

Corporate Quotestream revenue decreased $44,916 (6%) for the three month period ended September 30, 2014 from the comparative period in 2013. Corporate Quotestream revenue decreased $215,994 (10%) when comparing the nine month periods ended September 30, 2014 and 2013. One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. We lost the revenue from the Penson Worldwide Inc. contract in the first quarter of 2013, and lost the revenue from its affiliate companies in July 2013 which negatively impacted our results for the first three quarters of 2014 versus the comparative periods in 2013.

Individual Quotestream revenue increased $7,086 (2%) and $66,109 (5%) from the three and nine month comparative periods in 2013, resulting mainly from an increase in the number of subscribers from the comparative periods.

Interactive Content and Data Application revenue decreased $65,205 (5%) when comparing the three month periods ended September 30, 2014 and 2013. Interactive Content and Data Application revenue decreased $214,826 (6%) when comparing the nine month periods ended September 30, 2014 and 2013. The decreases are due to a decrease in the average monthly dollar value of our Interactive Content and Data Application client contracts.

Cost of Revenue and Gross Profit Summary

	2014	2013	Change ($)	Change (%)
Three months ended September 30,

Cost of revenue	$1,280,244	$1,298,590	$(103,965)	(1)%
Gross profit	$1,012,454	$1,097,143	$(84,689)	(8)%
Gross margin %	44%	46%

Nine months ended September 30,

Cost of revenue	$3,793,020	$3,904,274	$(111,254)	(3)%
Gross profit	$3,002,701	$3,256,158	$(253,457)	(8)%
Gross margin %	44%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue decreased 1% and 3% when comparing the three and nine month periods ended September 30, 2014 and 2013. The decreases are primarily due to decreases in variable stock exchange fees resulting from losing some larger Quotestream clients as discussed above. The decreases are also due to negotiating more favorable terms for our data feeds and lines. The decreases were offset by increased fixed fees levied by a number of stock exchanges since the comparable periods.

Overall, the cost of revenue remained relatively unchanged as a percentage of sales, as evidenced by our gross margin percentages of 44% and 44% for the three and nine month periods ended September 30, 2014 compared to 46% and 45% in the respective periods in 2013.

Operating Expenses Summary

	2014	2013	Change ($)	Change (%)

Three months ended September 30,

Sales and marketing	$390,343	$415,270	$(24,927)	(6)%
General and administrative	471,243	493,039	(21,796)	(4)%
Software development	250,612	233,133	17,479	7%
Total operating expenses	$1,112,198	$1,141,442	$(29,244)	(3)%

Nine months ended September 30,

Sales and marketing	$1,211,203	$1,241,560	$(30,357)	(2)%
General and administrative	1,529,605	1,545,308	(15,703)	(1)%
Software development	793,784	832,446	(38,662)	(5)%
Total operating expenses	$3,534,592	$3,619,314	$(84,722)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $24,927 (6%) and $30,357 (2%) for the three and nine month periods ended September 30, 2014. The decreases for the three and nine month periods ending September 30, 2014 are due mainly to the appreciation of the U.S. dollar, as the U.S. dollar appreciated an average of 4.7% and 6.8% versus the Canadian dollar when compared to the same periods in 2013 and our sales and marketing expenses are incurred mainly in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged, decreasing $21,796 (4%) and $15,703 (1%) for the three and nine month periods ended September 30, 2014 when compared to the same periods in 2013.

The decreases from the comparative periods was mainly due to a decrease in bad debt expense, as we were able to recover some significant accounts receivable balances that had been previously written off. The decrease for the nine month period ended September was offset by customer service outsourcing expenses. Starting in July 2013, we outsourced our level 1 customer service functions. Prior to outsourcings customer service functions, level 1 customer service functions were performed internally and included in development expenses. This outsourcing agreement was terminated effective May 31, 2014 and customer service functions were moved back in house.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $17,479 (7%) for the three month period ended September 30, 2014 and decreased $38,662 (5%) for the nine month period ended September 30, 2014 when compared to the same periods in 2013.

The 7% increase for the three month period ended September 30, 2014 was due to the termination of our agreement to outsource our level 1 customer service functions effective May 31, 2014. We added development personnel in June 2014 to perform all customer service functions internally. Customer service outsourcing expense was recorded in General and Administrative expense. The increase was offset by the 4.7% average appreciation of the U.S. dollar from the comparative period, as our development expenses are incurred mainly in Canadian dollars.

The 5% decrease for the nine month period ending September 30, 2014 is due mainly to the 6.8% appreciation of the U.S. dollar from the comparative period.

We capitalized $222,454 and $625,700 of development costs for the three and nine months ended September 30, 2014, compared to $216,991 and $603,496 for the same periods in 2013. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2014	2013

Three months ended September 30,

Foreign exchange gain (loss)	$58,995	$(17,901)
Interest expense	(198,903)	(175,381)
Total other income and (expenses)	$(139,908)	$(193,282)

Nine months ended September 30,

Foreign exchange gain (loss)	$36,410	$31,834
Interest expense	(575,748)	(510,693)
Total other income and (expenses)	$(539,338)	$(478,859)

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

We recognized foreign exchange gains of $58,995 and $36,410 for the three and nine month periods ended September 30, 2014, compared to a foreign exchange loss of $17,901 and a gain of $31,834 for the same periods in 2013. The foreign exchange gain for the three and nine month periods ended September 30, 2014 are due to the gains arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated versus the Canadian dollar. The U.S. dollar appreciated 4.6% when comparing the foreign exchange rate at June 30, 2014 to September 30, 2014 and appreciated 4.3% when comparing the foreign exchange rate at December 31, 2013 to September 30, 2014. The foreign exchange gains were offset by losses on foreign exchange forward contracts exercised during 2014 and outstanding at September 30, 2014.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2014 due to additional borrowings compared to the same periods in 2013. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2014, the Company recorded Canadian income tax expense of $919 and $2,743, compared to $961 and $2,930 in the comparative periods in 2013.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2014 was $(240,571) or $(0.00) per share compared to a net loss of $(238,542) or $(0.00) per share for the three months ended September 30, 2013. The net loss for the nine months ended September 30, 2014 was $(1,073,972) or $(0.01) per share compared to a net loss of $(844,945) or $(0.01) per share for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our cash totaled $526,864 at September 30, 2014, as compared with $425,899 at December 31, 2013, an increase of $100,965. Net cash of $827,176 was provided by operations for the nine months ended September 30, 2014, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2014 was $726,211 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the nine month period ended September 30, 2014.

For the nine months ended September 30, 2014 we had a net loss of $1,073,972, and at September 30, 2014 we have a net working capital deficit of $859,151 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that have recently been completed and are near completion, we will see moderate revenue growth for the next 12 months. Our current liabilities include deferred revenue of $599,999. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $8,164,207 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months. However, implementing our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2014 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: November 12, 2014	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2014	By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)