Form 10-K
period 2014-12-31
QUOTEMEDIA INC
filed 2015-03-31
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes (X)   No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( )   No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ( )   No (X)

As of March 13, 2015, there were outstanding 90,444,162 shares of the issuer's common stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (53,956,320 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2014, was $1,586,504. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2014

________________________________________________________

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

We have created a scalable system that aggregates, manages, and streams information from the stock exchanges and from other information and content feeds across both the Web and dedicated telecommunication lines. Because QuoteMedia is a comprehensive single-source market data provider, our clients are not required to deal with multiple data vendors, many of which continue to employ outdated infrastructures and delivery technologies. This allows our clients to license comprehensive financial information applications and raw data feeds more efficiently and cost-effectively.

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

• Complete Portfolio Management

• Corporate Investor Relations Solutions

• Internet Data and Content Provisioning

• Custom Software Application Development

• Research Information Supply

Our array of data delivery solutions are fast, lightweight, reliable, and easy to implement across all platforms. Our products are technologically advanced, providing a framework for quick implementation, seamless client integration and complete customization.

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

Data Feed Services

QuoteMedia offers comprehensive, ultra low latency, tick-by-tick enterprise level streaming market data feeds delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. Data Feeds coverage includes equities, options, futures, commodities, currencies, mutual funds, and indices. The data is normalized for ease of use, and is provided in a wide range of formats and delivery methods. Data is available in real-time, delayed, and end of day format.

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

Qmod – QuoteMedia’s proprietary web delivery system, called QMod, was created for secure market data provisioning as well as ease of integration and unlimited customization and responsiveness. QMod is an extensible market data component JavaScript library used to deliver market data content to web platforms powered by JSON back-ends. With extensibility in mind, QMod can be utilized to build custom applications on demand for clients as well as continue to improve existing and new components with ease.

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

 QuoteMedia’s Quotestream Mobile is a revolutionary mobile companion to the desktop product that allows users to access financial data, news, and charting in real-time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios wirelessly through a cellular telephone or other mobile devices. Quotestream Mobile offers an extensive array of features and advanced functionality, and supports a large selection of mobile devices, including iPhone™, Android™, BlackBerry™, and several other handheld devices.

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

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

• Online brokerages • Full-service brokerage firms • Banks and other financial institutions • Financial Web sites • Web portals • Public companies • Investor relations firms

•   Corporate financial intranets and extranets

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

Effective Marketing – We have implemented a marketing strategy that focuses on multiple markets for our products and services, from individual nonprofessional end users to corporate and institutional clients and their customers.

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

Employees

We currently have 55 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2015 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A. RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Declining activity levels in the securities markets or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The recent uncertainty in the global financial markets has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets, while other demand is static and is not dependent on activity levels. In the event that a downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected.

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2014 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2015. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms could lower demand for our services. The recent recession has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy, and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires in July 2020. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 2016.

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

	High	Low

Year ended December 31, 2013:
First Quarter	$ 0.08	$ 0.05
Second Quarter	0.06	0.04
Third Quarter	0.10	0.05
Fourth Quarter	0.07	0.04
Year ended December 31, 2014:
First Quarter	$ 0.07	$ 0.03
Second Quarter	0.06	0.03
Third Quarter	0.08	0.02
Fourth Quarter	0.04	0.02

Year ended December 31, 2015:
First Quarter (through March 13, 2015)	$ 0.11	$ 0.03

As of March 13, 2015, there were approximately 310 holders of record of our common stock. As of March 13, 2015, the closing price for our common stock was $0.10.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2014.

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet.  Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We are also in the process of launching Qmod, our new proprietary web delivery system. Qmod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers responsive content designed to adapt on the fly when rendered on mobile devices or standard web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

Since December 31, 2014, the U.S. dollar has appreciated approximately 10% versus the Canadian dollar. This will result in lowering both our reported Canadian dollar revenues and expenses in 2015 compared to 2014 once translated into U.S. dollars. Approximately 28% of our revenues and 33% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower 2015 revenue figures compared to 2014, it will positively impact our bottom line in 2015.

Plan of operation

In 2015 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. Our deployment of native applications for the iPhone, Android and Blackberry mobile devices is an important new development that we are planning to exploit this year. We also plan to continue the growth of our Data Feed Services client base and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. Broad expansion of data and news coverage is also a priority for 2015.

Important new development projects for 2015 include roll-out of recently completed trade integration capabilities, allowing our Quotestream to interact with our brokerage clients’ back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings. . In 2015 we are also launching QMOD, our new Web content and data feed product line using new dynamically updating data delivery mechanismsand proprietary content libraries, as well as advanced HTML5 solutions that offer dynamically updating real time market data and next-generation interactivity.

Opportunistically, efforts will be made to evaluate and pursue the development of additional new products that may eventually be commercialized by our company. Although not currently anticipated, we may require additional capital to execute our proposed plan of operation. There can be no assurance that such additional capital will be available to our company on commercially reasonable terms or at all.

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

We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectability is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized in future reporting periods could be adversely affected.

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

For the years ended December 31, 2014 and 2013, the Company capitalized $832,450 and $807,828 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2014 and 2013, amortization expenses associated with the internally developed application software was $775,709 and $732,146 respectively. At December 31, 2014, the remaining book value of the application software was $1,265,233.

Recent Accounting Pronouncements

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

Results of Operations

Revenue

	Years ended December 31,
	2014	2013	Change ($)	Change (%)

Corporate Quotestream	$ 2,694,575	$ 2,857,559	$ (162,984)	(6)%
Individual Quotestream	1,728,128	1,676,072	52,056	3%
Total Portfolio Management Systems	4,422,703	4,533,631	(110,928)	(2)%
Interactive Content and Data Applications	4,653,006	4,902,967	(249,961)	(5)%
Total Licensing Revenue	$ 9,075,709	$ 9,436,598	$ (360,889)	(4)%

Licensing revenue has decreased 4% when comparing the years ended December 31, 2014 and 2013. The decrease is a result of a decrease in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Our revenue was negatively impacted by the change in average exchange rate from the comparative period in 2013. The U.S. dollar has appreciated an average of 7.2% versus the Canadian dollar for year ending December 31, 2014 compared to the same period in 2013. This resulted in lowering our reported Canadian dollar revenue by approximately $185,000 once translated into U.S. dollars.

Total Portfolio Management System revenue decreased by a total of 2% when comparing the years ended December 31, 2014 and 2013. Corporate Quotestream revenue decreased 6% in 2014 from the comparative period in 2013.

One of our larger clients, Penson Worldwide Inc., filed for Chapter 11 protection in January 2013. We lost the revenue from the Penson Worldwide Inc. contract in the first quarter of 2013, and lost the revenue from its affiliate companies in July 2013 which negatively impacted our results for the first three quarters of 2014 versus the comparative period in 2013.

Individual Quotestream revenue increased 3% from the comparative period in 2013, resulting mainly from an increase in the number of subscribers from the comparative period.

Interactive Content and Data Application revenue decreased 5% from the comparative period in 2013. The decrease is due to a decrease in the average monthly dollar value of our Interactive Content and Data Application client contracts.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2014	2013	Change ($)	Change (%)

Cost of revenue	$5,074,311	$5,153,811	$(79,500)	(2)%

Gross profit	$4,001,398	$4,282,787	$(281,389)	(7)%

Gross margin %	44%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue decreased 2% when comparing the years ended December 31, 2014 and 2013. The decrease is due to a decrease in variable stock exchange fees resulting from losing some larger Quotestream clients as discussed above. The decrease is also due to negotiating more favorable terms for our data feeds and lines. The decrease was offset by increased fixed fees levied by a number of stock exchanges since the comparable periods.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 44% in 2014 from 45% in 2013. The decrease in gross margin from the comparative period is mainly due to increased stock exchange fees that we were unable to fully pass on to our clients.

Operating Expenses Summary

	Years ended December 31,
	2014	2013	Change ($)	Change (%)

Sales and marketing	$1,615,414	$1,653,129	$(37,715)	(2)%
General and administrative	2,015,528	2,089,345	(73,817)	(4)%
Software development	1,068,694	1,052,334	16,360	2%
Total operating expenses	$4,699,636	$4,794,808	$(95,172)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $37,715 (2%) for the year ended December 31, 2014 when compared to fiscal 2013. The decrease is due mainly to the appreciation of the U.S. dollar, as the U.S. dollar appreciated an average of 7.2% versus the Canadian dollar when compared to the same period in 2013 and our sales and marketing expenses are incurred mainly in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $73,817 (4%) for year ended December 31, 2014 when compared to fiscal 2013. The decrease from the comparative period is primarily due to a decrease in bad debts expense as we wrote off some large accounts receivable balances in the comparative 2013 period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $16,360 (2%) for the year ended December 31, 2014 when compared to fiscal 2013. The increase from the comparative period is due to an increase in development personnel, offset by the appreciation of the U.S. dollar. The U.S. dollar appreciated an average of 7.2% versus the Canadian dollar when compared to the same period in 2013 and our software development expenses are incurred mainly in Canadian dollars.

We capitalized $832,450 of development costs for the year ended December 31, 2014, compared to $807,828 in 2013. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2014	2013

Foreign exchange gain (loss)	$ 97,840	$ 63,323
Interest expense	(780,699)	(691,357)
Total other income and (expenses)	$ (682,859)	$ (628,034)

Foreign Exchange Gain (Loss)

We recognized a foreign exchange gain of $97,840 in 2014, compared to a foreign exchange gain of $63,323 in 2013. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchange gains and losses.

The foreign exchange gain in 2014 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated 8.7% versus the Canadian dollar from December 31, 2013 to December 31, 2014.

Interest Expense

Interest expense in 2014 was $780,699, compared to $691,357 in 2013. Interest expense increased for the year ended December 31, 2014 due to additional borrowings compared to the same period in 2013. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

In 2014, the Company recorded Canadian income tax expense of $3,622, compared to a Canadian income tax expense of $3,883 in 2013.

Net Income (Loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2014 was $(1,384,719) or $(0.02) per share compared to a net loss of $(1,143,938) or $(0.01) per share for the year ended December 31, 2013.

Liquidity and Capital Resources

Our cash totaled $423,053 at December 31, 2014, as compared with $425,899 at December 31, 2013, a decrease of $2,846. Net cash of $955,371 was provided by operations for the year ended December 31, 2014, primarily due to noncash depreciation and the increase in accounts payable and amounts due to related parties. This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2014 was $958,217 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets.

Our current liabilities include $559,214 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2015 are minimal.

As at December 31, 2014, long-term liabilities consist of $8,398,160 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2015. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	72	Chairman of the Board

R. Keith Guelpa	68	President, Chief Executive Officer, and Director

David M. Shworan	47	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	48	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2014, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2014 and 2013 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2014	$192,000	-	-	-	$192,000
Chief Executive Officer,	2013	$192,000	-	-	-	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2014	$350,000	-	-	-	$350,000
Chief Executive Officer,	2013	$350,000	-	-	-	$350,000
QuoteMedia, Ltd.

Keith J. Randall (5)	2014	$150,000	-	-	-	$150,000
Chief Executive Officer,	2013	$150,000	-	-	-	$150,000
QuoteMedia, Inc.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.
(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2014 and 2013 was accrued but not paid.
(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”.
24

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Exercise Date

David M. Shworan	200,000	-	$0.036	17-May-2015
	2,000,000	-	$0.036	17-May-2015
	3,000,000	-	$0.036	17-May-2015
	2,400,000	-	$0.036	01-Aug-2015

Keith J. Randall	100,000	-	$0.036	17-May-2015
	50,000	-	$0.036	31-Jan-2015
	50,000	-	$0.036	12-Apr-2017
	50,000	-	$0.036	21-Dec-2017

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2014. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2014, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 13, 2015 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	36,151,800	36.5%
R. Keith Guelpa (4)	7,741,061	8.5%
Robert J. Thompson (5)	1,610,286	1.7%
Keith J. Randall (6)	710,340	0.8%

All directors and executive officers as a group	46,213,487	46.1%

5% Stockholders (7)	5,713,101	6.2%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.
(2)	The percentages shown are calculated based upon 90,444,162 shares of common stock outstanding on March 13, 2015. The numbers and percentages shown include the shares of common stock actually owned as of March 13, 2015 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 13, 2015 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan's wife. Also includes 1,037,500 shares of common stock owed by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”
(4)	Represents 5,741,061 shares of our common stock owned by Mr. Guelpa and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.
(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.
(6)	Represents 460,340 shares of common stock and vested options and warrants to acquire 250,000 shares of common stock.
(7)	Represents 5,713,101 shares of our common stock owned by CMG Family Irrevocable Trust.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	3,325,000	$0.04	10,679,811

Equity Compensation Plans not approved by stockholders	8,552,803	$0.04	N/A
Total	11,877,803		10,679,811

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2014, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2014, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2014, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 3,325,000 options outstanding under the 2003 plan.

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

Stock Options and SARs

The committee or our Board of Directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined "change in control price" following a change in control) exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of a SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the 2003 plan, the term "fair market value" means the fair market value of common stock, awards, or other property as determined by the committee or our Board of Directors or under procedures established by the committee or our Board of Directors. Unless otherwise determined by the committee or our Board of Directors, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our Board of Directors, except that no option or SAR may have a term exceeding ten years. Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our Board of Directors may determine from time to time. Methods of exercise and settlement and other terms of the SARs are determined by the committee or our Board of Directors. SARs granted under the 2003 plan may include "limited SARs" exercisable for a stated period of time following a change in control of our company, as discussed below.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2014, the loan balance due to Bravenet including accrued interest at 10% is $850,112.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2014. At December 31, 2014, the balance due to Bravenet for the unpaid purchase price is $171,576 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,250 per month. At December 31, 2014, the balance due to Bravenet for unpaid computer hosting and maintenance services is $43,579. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $7,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2014, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2014, the balance due to Harrison for unpaid office rent is $1,005,367. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2014, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,160,754 including accrued interest at 10% per annum.

At December 31, 2014, the Company owed $5,149,496 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2014 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2014 and 2013 by Hein & Associates LLP, our principal accountants, are as follows:

	2014	2013

Audit Fees	$ 84,778	$ 71,331
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

      All of the services provided by Hein & Associates LLP described above under the captions “Audit Fees” were approved by our Audit Committee.

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

Date: March 31, 2015 QUOTEMEDIA, INC.

By: /s/ R. Keith Guelpa
R. Keith Guelpa

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 31, 2015

/s/ David M. Shworan David M. Shworan	Director	March 31, 2015

/s/ Keith J. Randall Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015

/s/ R. Keith Guelpa R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2015

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
QuoteMedia, Inc.

We have audited the accompanying consolidated balance sheets of QuoteMedia, Inc. and subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuoteMedia, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates llp

Denver, Colorado

March 31, 2015

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2014	2013
ASSETS

Current assets:
Cash	$423,053	$425,899
Accounts receivable, net	405,727	538,995
Prepaid expenses	48,985	42,017
Other current assets	40,940	305,603
Total current assets	918,705	1,312,514

Deposits	19,273	20,962
Property and equipment, net	1,486,267	1,377,625
Goodwill	110,000	110,000
Intangible assets	82,468	88,405

Total assets	$2,616,713	$2,909,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,249,659	$1,258,374
Deferred revenue	559,214	543,507
Total current liabilities	1,808,873	1,801,881

Long-term portion of amounts due to related parties	8,398,160	7,380,675

Commitments (Note 10)

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,444,162 and 90,444,162 shares issued and outstanding	90,445	90,445
Additional paid-in capital	8,998,192	8,930,743
Accumulated deficit	(16,678,957)	(15,294,238)
Total stockholders’ deficit	(7,590,320)	(6,273,050)

Total liabilities and stockholders’ deficit	$2,616,713	$2,909,506

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2014	2013

LICENSING FEES	$9,075,709	$9,436,598

COST OF REVENUE	5,074,311	5,153,811

GROSS PROFIT	4,001,398	4,282,787

OPERATING EXPENSES

Sales and marketing	1,615,414	1,653,129
General and administrative	2,015,528	2,089,345
Software development	1,068,694	1,052,334
	4,699,636	4,794,808

OPERATING LOSS	(698,238)	(512,021)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	97,840	63,323
Interest expense - related party	(780,699)	(691,357)
	(682,859)	(628,034)

LOSS BEFORE INCOME TAXES	(1,381,097)	(1,140,055)

Income tax expense	(3,622)	(3,883)

NET LOSS	$(1,384,719)	$(1,143,938)

LOSS PER SHARE

Basic and diluted loss per share	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,444,162	89,810,105

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2014 and 2013

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, January 1, 2013	89,371,320	$89,372	$8,922,108	$(14,150,300)	$(5,138,820)

Stock options exercised	1,700,000	1,700	59,500	-	61,200

Shares returned to the Company for exercise of stock option, cancelled	(627,158)	(627)	(60,573)	-	(61,200)

Stock-based compensation	-	-	9,708	-	9,708

Net loss	-	-	-	(1,143,938)	(1,143,938)

Balance, December 31, 2013	90,444,162	$90,445	$8,930,743	$(15,294,238)	$(6,273,050)

Stock-based compensation	-	-	67,449	-	67,449

Net loss	-	-	-	(1,384,719)	(1,384,719)

Balance, December 31, 2014	90,444,162	$90,445	$8,998,192	$(16,678,957)	$(7,590,320)

See accompanying notes

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2014	2013
OPERATING ACTIVITIES

Net loss	$(1,384,719)	$(1,143,938)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	855,512	807,875
Bad debt expense	33,030	187,148
Stock-based compensation expense	67,449	9,708
Changes in assets and liabilities:
Accounts receivable	100,238	(73,540)
Prepaid expenses	(6,968)	30,826
Other current assets	264,663	(32,026)
Deposits	1,689	848
Accounts payable and amounts due to related parties	1,008,770	867,624
Deferred revenue	15,707	18,481
Net cash provided by operating activities	955,371	673,006

INVESTING ACTIVITIES

Purchase of fixed assets	(125,767)	(94,999)
Purchase of intangible assets	-	(2,380)
Capitalized application software	(832,450)	(807,828)
Net cash used in investing activities	(958,217)	(905,207)

Net decrease in cash	(2,846)	(232,201)

Cash, beginning of year	425,899	658,100

Cash, end of year	$423,053	$425,899

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

e) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 and $200,000 as at December 31, 2014 and 2013, respectively.

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

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2014 and 2013 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2014 and 2013 was comprised as follows:

	2014	2013

Sales and marketing	$22,934	$1,704
General and administrative	26,390	8,004
Development	18,125	-
Total stock-based compensation	$67,449	$9,708

At December 31, 2014 there was $24,106 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.23 years.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2014	2013

Expected dividend yield	-	N/A
Expected stock price volatility	244%	N/A
Risk-free interest rate	4%	N/A
Expected life of options	5.14	N/A
Weighted average fair value of options and warrants granted	$0.03	N/A

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2014, the Company recorded Canadian income tax expense of $3,622. In 2013 the Company recorded Canadian income tax expense of $3,883 (see note 7).

j) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as at the year end and the reported amount of revenues and expenses during the year. Such estimates include (i) fair values used to test goodwill and capitalized development costs for impairment; (ii) the amount of allowance for doubtful accounts, (iii) the capitalization of software development costs. Actual results and outcomes may differ from management’s estimates and assumptions.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,068,694 and $1,052,334 in software development costs during the years ended December 31, 2014 and 2013, respectively (see note 3).

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

n) Accounting Pronouncements

Recent Accounting Pronouncements

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. LIQUIDITY

The Company has an accumulated deficit of $16,678,957, and for the year ended December 31, 2014 had a net loss of $1,384,719. As a result, there are concerns about the liquidity of our company at December 31, 2014. The following discussion addresses those concerns.

Net cash of $955,371 was provided by operating activities, and although we have a working capital deficit of $890,168 as at December 31, 2014, current liabilities include $559,214 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2015 are minimal.

As at December 31, 2014, long-term liabilities consist of $8,398,160 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2015. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2015.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

As at December 31,	2014	2013

Computer equipment	$720,935	$595,490
Office furniture and equipment	65,308	64,986
Leasehold improvements	46,455	46,455
Capitalized application software	5,682,861	4,850,411
Total property and equipment	6,515,559	5,557,342
Less: accumulated depreciation	(5,029,292)	(4,179,717)
Property and equipment, net	$1,486,267	$1,377,625

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2014 and 2013, the Company capitalized $832,450 and $807,828 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2014 and 2013, amortization expenses associated with the internally developed application software was $775,709 and $732,146 respectively. At December 31, 2014, the remaining book value of the capitalized application software was $1,265,233.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2014 and 2013 was $73,867 and $69,832 respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

As at December 31,	2014	2013

Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	108,085	108,085
Domain names	10,652	10,652
	128,737	128,737
Less: accumulated amortization	(46,269)	(40,332)
Amortized intangible assets, net	82,468	88,405
Unamortized intangible assets:
Goodwill associated with purchase of business unit business unit	110,000	110,000
Total intangible assets, net	$192,468	$198,405

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $5,937 and $5,897 for the years ended December 31, 2014 and 2013, respectively. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2014 we have not had any goodwill impairment.

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2015	$5,937
For year ending December 31, 2016	5,937
For year ending December 31, 2017	5,937
For year ending December 31, 2018	5,937
For year ending December 31, 2019	5,937
For years thereafter	52,783
Total	$82,468

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Purchase of business unit	$171,576	$182,910
Computer hosting services	43,579	13,931
Office rent	1,005,367	995,215
Other	17,276	17,276
Loan	850,112	790,983
Lead generation services	1,160,754	1,050,729
Due to Management	5,149,496	4,329,631
	$8,398,160	$7,380,675

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2014, the loan balance due to Bravenet including accrued interest at 10% is $850,112.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2014. At December 31, 2014, the balance due to Bravenet for the unpaid purchase price is $171,576 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,250 per month. At December 31, 2014, the balance due to Bravenet for unpaid computer hosting and maintenance services is $43,579. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. (“Harrison”) for approximately $7,000 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2014, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2014, the balance due to Harrison for unpaid office rent is $1,005,367. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2014, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,160,754 including accrued interest at 10% per annum.

At December 31, 2014, the Company owed $5,149,496 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2014 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. The fair market values for forward contracts at December 31, 2014 and 2013 were liabilities of $5,297 and $6,535, respectively, and were included in accrued liabilities.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2014		December 31, 2013
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$200,000	$(5,297)	$300,000	$(6,535)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. Margin deposits totaling $11,500 and $16,900 are included in other current assets on our December 31, 2014 and 2013 balance sheets, respectively.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Tax provision (benefit) at the statutory rate of 34%	$(469,573)	$(387,619)
State income taxes, net of federal income tax	(42,262)	(34,886)
Stock-based compensation	22,933	3,301
Change in federal NOL	(216)	1,539
Expiration of state NOL	6,532	7,217
Change in valuation allowance and other	482,586	410,448
Canadian income tax expense (benefit)	3,622	3,883
Income tax expense (benefit)	$3,622	$3,883

In 2014, the Company recorded Canadian income tax expense of $3,622. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $9,732,000 and $1,995,000 which expire in varying amounts through the year 2034.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax asset (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Tax effect of net operating loss carryforward	$3,370,000	$3,153,000
Accrued liabilities	2,505,000	2,138,000
Property & equipment	(11,000)	(21,000)
Capitalized software	(469,000)	(448,000)
Other	33,000	74,000
Less valuation allowance	(5,428,000)	(4,896,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $532,000 for the year ended December 31, 2014.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2011-2014) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

8. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 nondesignated preferred shares at the Board of Directors’ discretion. As at December 31, 2014 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the year ended December 31, 2014. A total of 1,072,842 shares were issued during the year ended December 31, 2013 resulting from the exercise of stock options.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, there are a total of 17,500,000 options authorized for issuance under our stock option plans. There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant to the Company’s 2003 and 1999 Equity Incentive Compensation Plans respectively.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2014 and 2013:

		Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at January 1, 2013	13,837,803	$0.05
Stock options exercised	(1,700,000)	$0.04
Stock options forfeited/expired	(110,000)	$0.04
Outstanding at December 31, 2013	12,027,803	$0.05
Stock options granted	1,625,000	$0.03
Stock options forfeited/expired	(1,775,000)	$0.11
Warrants granted	584,000	$0.03
Warrants forfeited/expired	(584,000)	$0.04
Outstanding at December 31, 2014	11,877,803	$0.04

The following table summarizes our nonvested stock option and warrant activity for the years ended December 31, 2014 and 2013:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value

Non-vested stock options and warrants at January 1, 2013	738,887	$0.04
Vested during the period	(363,336)	$0.04
Non-vested stock options and warrants at December 31, 2013	375,551	$0.04
Granted during the period	350,000	$0.03
Vested during the period	(427,228)	$0.04
Non-vested stock options and warrants at December 31, 2014	298,323	$0.04

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price

$0.03-0.07	11,877,803	2.94	$0.04	11,579,480	$0.04

As at December 31, 2014 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. There was no cash received from the exercise of stock options or warrants for the years ended December 31, 2014 or 2013.

At December 31, 2014 the aggregate intrinsic value of options and warrants outstanding was $56,245. The aggregate intrinsic value of options and warrants exercisable was $53,745. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2014 and 2013, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2014	2013
Numerator:
Net loss	$(1,384,719)	$(1,143,938)

Denominator:
Weighted average shares outstanding – basic and diluted	90,444,162	89,810,105

Loss per share - basic and diluted	$(0.02)	$(0.01)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	11,877,803	12,027,803

10. COMMITMENTS

Rent expense for all operating leases was $331,167 and $340,651 for the years ended December 31, 2014 and 2013, respectively. We have office lease commitments totaling $1,238,825 over the next five years, which include $334,019 in 2015, $261,512 in 2016, $214,058 in 2017, $213,223 in 2018, and $216,013 in 2019.

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2014	2013
Cash paid for
Interest	$1,424	$1,807
Cash received for
Interest	$2,902	-

Cash paid for taxes	$50,189	-