Form 10-Q
period 2015-03-31
QUOTEMEDIA INC
filed 2015-05-13
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Registrant has 90,444,162 shares of common stock outstanding as at May 5, 2015.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$195,697	$423,053
Accounts receivable, net	466,731	405,727
Prepaid expenses	66,479	48,985
Other current assets	33,057	40,940
Total current assets	761,964	918,705

Deposits	17,908	19,273
Property and equipment, net	1,509,563	1,486,267
Goodwill	110,000	110,000
Intangible assets	80,984	82,468
Total assets	$2,480,419	$2,616,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	1,253,299	$1,249,659
Deferred revenue	541,279	559,214
Total current liabilities	1,794,578	1,808,873

Long-term portion of amounts due to related parties	8,581,841	8,398,160

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares
authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares
authorized, 90,444,162 and 90,444,162 shares issued
and outstanding	90,445	90,445
Additional paid-in capital	9,002,092	8,998,192
Accumulated deficit	(16,988,537)	(16,678,957)
Total stockholders’ deficit	(7,896,000)	(7,590,320)

Total liabilities and stockholders’ deficit	$2,480,419	$2,616,713

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2015	2014

LICENSING FEES	$2,188,317	$2,224,067

COST OF REVENUE	1,261,398	1,273,283

GROSS PROFIT	926,919	950,784

OPERATING EXPENSES

Sales and marketing	380,680	414,078
General and administrative	483,418	539,600
Software development	260,340	244,412
	1,124,438	1,198,090

OPERATING LOSS	(197,519)	(247,306)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain	97,998	26,221
Interest expense (related party)	(209,251)	(185,228)
	(111,253)	(159,007)

LOSS BEFORE INCOME TAXES	(308,772)	(406,313)

Income tax expense	(808)	(907)

NET LOSS	$(309,580)	$(407,220)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,444,162	90,444,162

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2015	2014

Operating activities:

Net loss	$(309,580)	$(407,220)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	222,129	209,732
Bad debt expense	18,991	5,472
Stock-based compensation expense	3,900	2,363
Changes in assets and liabilities:
Accounts receivable	(79,995)	115,804
Prepaid expenses	(17,494)	6,587
Other current assets	7,883	2,980
Deposits	1,365	657
Accounts payable and amounts due to related parties	187,321	411,314
Deferred revenue	(17,935)	(40,974)
Net cash provided by operating activities	16,585	306,715

Investing activities:

Purchase of fixed assets	(68,724)	(53,186)
Capitalized application software	(175,217)	(193,298)
Net cash used in investing activities	(243,941)	(246,484)

Net increase (decrease) in cash	(227,356)	60,231

Cash and equivalents, beginning of period	423,053	425,899

Cash and equivalents, end of period	$195,697	$486,130

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2015 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2014 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 31, 2015.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 as at March 31, 2015 and December 31, 2014.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at March 31, 2015. At December 31, 2014, the fair market value for forward contracts was a liability of $5,297 and was included in accrued liabilities.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	March 31, 2015		December 31, 2014
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	$-	$-	$200,000	$(5,297)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. There were no margin deposits at March 31, 2015. Margin deposits totaling $11,500 are included in other current assets at December 31, 2014.

4.  RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Purchase of business unit	$162,683	$171,576
Computer hosting services	25,699	43,579
Office rent	966,712	1,005,367
Other	17,276	17,276
Loan	851,915	850,112
Lead generation services	1,190,016	1,160,754
Due to Management	5,367,541	5,149,496
	$8,581,842	$8,398,160

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the March 31, 2015 balance sheet date. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2015 and 2014 was comprised as follows:

	Three months ended March 31,
	2015	2014
Sales and marketing	$1,899	$362
General and administrative	2,001	2,001
Total stock-based compensation	$3,900	$2,363

At March 31, 2015 there was $20,206 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.97 years.

The following table represents stock option and warrant activity for the three months ended March 31, 2015:

	Options and Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2014	11,877,803	$0.04

Stock options forfeited/expired	(50,000)	$0.04

Outstanding at March 31, 2015	11,827,803	$0.04

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2015:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2014	298,323	$0.04
Vested during the period	(5,001)	$0.07
Non-vested stock options and warrants at
March 31, 2015	293,322	$0.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2015	Life	Price	2015	Price

$0.05-0.07	11,827,803	2.70	$0.04	11,534,481	$0.04

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As at March 31, 2015 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2015 the aggregate intrinsic value of options and warrants outstanding was $1,236,296. The aggregate intrinsic value of options and warrants exercisable was $1,205,546. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6.  LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended March 31, 2015 and 2014, respectively. There were 11,827,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2015 and 2014 because they were anti-dilutive.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Since December 31, 2014, the U.S. dollar has appreciated approximately 9% versus the Canadian dollar. This will result in lowering both our reported Canadian dollar revenues and expenses in 2015 compared to 2014 once translated into U.S. dollars. Approximately 27% of our revenues and 28% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower 2015 revenue figures compared to 2014, it will have little impact our bottom line in 2015.

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

Important new development projects for remainder of 2015 include roll-out of recently completed trade integration capabilities, allowing our Quotestream to interact with our brokerage clients’ back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings. In 2015 we are also launching QMOD, our new Web content and data feed product line using new dynamically updating data delivery mechanisms and proprietary content libraries, as well as advanced HTML5 solutions that offer dynamically updating real-time market data and next-generation interactivity.

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

Results of Operations

Revenue

	Three Months ended March 31,
	2015	2014	Change ($)	Change (%)

Corporate Quotestream	$685,686	$644,744	$40,942	6.4%
Individual Quotestream	405,897	423,695	(17,798)	(4.2)%
Total Portfolio Management Systems	1,091,583	1,068,439	23,144	2.2%
Interactive Content and Data Applications	1,096,734	1,155,628	(58,894)	(5.1)%
Total Licensing Revenue	$2,188,317	$2,224,067	$(35,750)	(1.6)%

Total licensing revenue decreased 1.6% when comparing the three months ended March 31, 2015 and 2014. When comparing the first quarter of 2015 to the comparative period in 2014, the average U.S. dollar exchange rate appreciated 12% versus the average Canadian dollar exchange rate. This resulted in lowering our reported Canadian dollar revenues in 2015 compared to 2014 once translated into U.S. dollars. Approximately 27% of our revenues are in Canadian dollars, so the appreciation of the U.S. dollar lowered revenue by approximately 3% compared to the first quarter of 2014.

Total Portfolio Management System revenue increased by 2.2% when comparing the three month periods ended March 31, 2015 and 2014, due to an increase in Corporate Quotestream Revenue that was offset by a decrease in individual Quotestream revenue.

Corporate Quotestream revenue increased 6.4% from the comparative period in 2014. The increase is due to new contracts signed since the comparative period, offset by the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 4.7% decrease in Corporate Quotestream revenue as approximately 36% of our Corporate Quotestream revenue is in Canadian dollars.

Our individual Quotestream revenue decreased by 4.2% from the comparative period in 2014. The depreciation of the Canadian dollar resulted in a 4.7% decrease in Individual Quotestream revenue as approximately 40% of our individual Quotestream revenue is in Canadian dollars.

Interactive Content and Data Application revenue decreased 5.1% from the comparative period in 2014. The decrease is due to a decrease in average revenue per Interactive Content and Data Application client contract. Approximately 2% of the decrease was due to the depreciation of the Canadian dollar as 17% of our Interactive Content and Data Application revenue is in Canadian dollars.

Cost of Revenue and Gross Profit Summary

	2015	2014	Change ($)	Change (%)

Three months ended March 31,

Cost of revenue	$1,261,398	$1,273,283	$(11,885)	(1)%
Gross profit	$926,919	$950,784	$(23,865)	(3%)
Gross margin %	42%	43%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue remained relatively unchanged when comparing the three month periods ended March 31, 2015 and 2014. We reduced our data feed and data line costs versus the comparative period by switching vendors. This was offset by increased fixed stock exchange fees due to new and increased fees levied by a number of stock exchanges.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 42% for the three month period ended March 31, 2015 from 43% in the respective comparative period in 2014.

Operating Expenses Summary

	2015	2014	Change ($)	Change (%)

Three months ended March 31,

Sales and marketing	$380,680	$414,078	$(33,398)	(8)%
General and administrative	483,418	539,600	(56,182)	(10)%
Software development	260,340	244,412	15,928	7%
Total operating expenses	$1,124,438	$1,198,090	$(73,652)	(6%)

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased 8% for the three month period ended March 31, 2015 when compared to the same period in 2014. The decrease is due to the 12% depreciation from the comparative quarter of the Canadian dollar versus the U.S. dollar, as the majority of our sales and marketing expenses are incurred in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, customer service outsourcing, insurance premiums, and professional fees. General and administrative expenses decreased 10% for the three month period ended March 31, 2015 when compared to the same period in 2014. The decrease is primarily due to a decrease in customer service outsourcing expenses. Starting in July 2013, we outsourced our level 1 customer service functions. This outsourcing agreement was terminated effective May 31, 2014 and customer service functions were moved back in house and included in development expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 7% for the three month period ended March 31, 2015 when compared to the same period in 2014 due to hiring additional development personnel. We terminated our agreement to outsource our level 1 customer service functions effective May 31, 2014. We added development personnel in June 2014 to perform all customer service functions internally. Customer service outsourcing expense was recorded in General and Administrative expense in the comparative period. The increase was offset by the 12% average appreciation of the U.S. dollar from the comparative period, as our development expenses are incurred mainly in Canadian dollars.

We capitalized $175,217 of development costs for the three months ended March 31, 2015, compared to $193,298 for the same period in 2014. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2015	2014

Three months ended March 31,

Foreign exchange gain (loss)	$97,998	$26,221
Interest expense	(209,251)	(185,228)
Total other income and (expenses)	$(111,253)	$(159,007)

Foreign Exchange Gain (Loss)

We recognized foreign exchange gain of $97,998 for the three month period ended March 31, 2015, compared to foreign exchange gain of $26,221 for the same period in 2014. Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The change in fair value for outstanding foreign exchange forward contracts is also included in foreign exchange gains and losses as well as gains and losses recognized from foreign exchange forward contracts exercised during the period.

The foreign exchange gain for the three month period ended March 31, 2015 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar depreciated 8.7% versus the U.S. dollar from December 31, 2014 to March 31, 2015. The foreign exchange gain was offset by losses related to foreign currency contracts exercised during Q1 2015.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2015 due to additional accruals related to unpaid related party expenses incurred since the comparative period in 2014. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

For the three month period ended March 31, 2015, the Company recorded Canadian income tax expense of $808, compared to $907 in the comparative period in 2014.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2015 was $309,580 or $(0.00) per share compared to a net loss of $407,220 or $(0.00) per share for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our cash totaled $195,697 at March 31, 2015, as compared with $423,053 at December 31, 2014, a decrease of $227,356. Net cash of $16,585 was provided by operations for the three months ended March 31, 2015, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2015 was $243,941 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2015.

Our current liabilities include deferred revenue of $541,279. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $8,581,841 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2015 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC.

Dated: May 13, 2015	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)