Form 10-Q
period 2015-06-30
QUOTEMEDIA INC
filed 2015-08-14
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to___________

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

The Registrant has 90,477,798 shares of common stock outstanding as at July 31, 2015.

QUOTEMEDIA, INC.
FORM 10-Q for the Quarter Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$231,385	$423,053
Accounts receivable, net of allowance for doubtful accounts of $90,000 at June 30, 2015 and December 31, 2014	328,958	405,727
Prepaid expenses	65,200	48,985
Other current assets	44,566	40,940
Total current assets	670,109	918,705

Deposits	20,847	19,273
Property and equipment, net	1,477,193	1,486,267
Goodwill	110,000	110,000
Intangible assets	79,499	82,468
Total assets	$2,357,648	$2,616,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,107,156	$1,249,659
Deferred revenue	651,195	559,214
Total current liabilities	1,758,351	1,808,873

Long-term portion of amounts due to related parties	8,937,285	8,398,160

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 and 90,444,162 shares issued and outstanding	90,479	90,445
Additional paid-in capital	9,288,486	8,998,192
Accumulated deficit	(17,716,953)	(16,678,957)
Total stockholders’ deficit	(8,337,988)	(7,590,320)

Total liabilities and stockholders’ deficit	$2,357,648	$2,616,713

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$2,203,079	$2,278,956	$4,391,396	$4,503,023

Cost of revenue	1,272,513	1,239,493	2,533,911	2,512,776

Gross profit	930,566	1,039,463	1,857,485	1,990,247

Operating expenses

Sales and marketing	637,953	406,782	1,018,633	820,860
General and administrative	512,853	518,762	996,271	1,058,362
Software development	249,768	298,760	510,108	543,172
	1,400,574	1,224,304	2,525,012	2,422,394

Operating loss	(470,008)	(184,841)	(667,527)	(432,147)

Other income and (expense)

Foreign exchange gain (loss)	(39,895)	(48,806)	58,103	(22,585)
Interest expense (related party)	(217,701)	(191,617)	(426,952)	(376,845)
	(257,596)	(240,423)	(368,849)	(399,430)

Loss before income taxes	(727,604)	(425,264)	(1,036,376)	(831,577)

Provision for income taxes	(812)	(917)	(1,620)	(1,824)

Net loss	$(728,416)	$(426,181)	$(1,037,996)	$(833,401)

Loss per share

Basic and diluted loss per share	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding

Basic and diluted	90,461,165	90,444,162	90,452,710	90,444,162

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2015	2014

Operating activities:

Net loss	$(1,037,996)	$(833,401)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	443,982	421,610
Bad debt expense	73,456	8,826
Stock-based compensation expense	290,328	5,738
Changes in assets and liabilities:
Accounts receivable	3,313	52,396
Prepaid expenses	(16,215)	(5,549)
Other current assets	(3,626)	(8,081)
Deposits	(1,574)	(49)
Accounts payable and amounts due to related parties	396,622	784,219
Deferred revenue	91,981	74,380
Net cash provided by operating activities	240,271	500,089

Investing activities:

Purchase of fixed assets	(86,341)	(72,057)
Capitalized application software	(345,598)	(403,246)
Net cash used in investing activities	(431,939)	(475,303)

Net increase (decrease) in cash	(191,668)	24,786

Cash and equivalents, beginning of period	423,053	425,899

Cash and equivalents, end of period	$231,385	$450,685

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of June 30, 2015 through the filing of this report.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 as at June 30, 2015 and December 31, 2014.

e) Accounting Pronouncements

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on our consolidated financial position, results of operations and related disclosures.

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

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact that this guidance will have on our consolidated financial position, results of operations and related disclosures.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at June 30, 2015. At December 31, 2014, the fair market value for forward contracts was a liability of $5,297 and was included in accrued liabilities.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	June 30, 2015		December 31, 2014
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	-	-	$200,000	$(5,297)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. There were no margin deposits at June 30, 2015. Margin deposits totaling $11,500 are included in other current assets at December 31, 2014.

4.  RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Purchase of business unit	$170,644	$171,576
Computer hosting services	45,123	43,579
Office rent	1,014,023	1,005,367
Other	17,276	17,276
Loan	879,123	850,112
Lead generation services	1,220,014	1,160,754
Due to Management	5,591,082	5,149,496
	$8,937,285	$8,398,160

As a matter of policy, all related party transactions are subject to review and approval by the Company’s Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the June 30, 2015 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2015 and 2014 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales and marketing	$269,759	$1,374	$271,658	$1,736
General and administrative	12,909	2,001	14,910	4,002
Development	60	-	60	-
Total stock-based compensation	$282,728	$3,375	$286,628	$5,738

At June 30, 2015 there was $16,306 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.70 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected dividend yield	-	-	-	-
Expected stock price volatility	287%	206%	287%	206%
Risk-free interest rate	4%	4%	4%	4%
Expected life of options	5.00	5.86	5.00	5.86
Weighted average fair value of options and warrants granted	$0.11	$0.03	$0.11	$0.03

The following table represents stock option and warrant activity for the six months ended June 30, 2015:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	11,877,803	$0.04

Stock options granted	490,000	$0.04
Warrants granted	7,968,803	$0.04
Stock options forfeited/expired	(595,000)	$0.04
Warrants forfeited/expired	(7,968,803)	$0.04

Outstanding at June 30, 2015	11,772,803	$0.04

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our non-vested stock option and warrant activity for the six months ended June 30, 2015:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2014	298,323	$0.04

Vested during the period	(10,002)	$0.07
Non-vested stock options and warrants at
June 30, 2015	288,321	$0.03

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2015	Life	Price	2015	Price

$0.03-0.07	11,772,803	9.45	$0.04	11,484,482	$0.04

On May 15, 2015, the Company’s Board of Directors and Compensation Committee authorized extending the term of a total of 8,458,803 options and warrants held by certain directors, executives, and employees of the Company. The expiry dates of the options and warrants were extended by ten years. All other terms remained unchanged. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015.

As at June 30, 2015 all new stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. Extended options and warrants that were accounted for as an exchange of the original awards for new awards were granted with the same exercise price as the original awards. There was no cash received from the exercise of stock options or warrants for the six months ended June 30, 2015.

At June 30, 2015 the aggregate intrinsic value of options and warrants outstanding was $641,785. The aggregate intrinsic value of options and warrants exercisable was $625,827. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  LOSS PER SHARE

The basic and diluted net loss per share was $(0.01) and $(0.00) per share for the three months ended June 30, 2015 and 2014, respectively. The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the six months ended June 30, 2015 and 2014, respectively. There were 11,772,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2015, because they were anti-dilutive. There were 12,377,803 stock options and warrants excluded from the calculation of dilutive loss per share for the comparative three and six months ended June 30, 2014, because they were anti-dilutive.

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

The Canadian dollar depreciated an average of 12.7% and 12.5% versus the U.S. dollar for the three and six months ending June 30, 2015 compared to the same periods in 2014. This has resulted in lowering both our reported Canadian dollar revenues and expenses in 2015 compared to 2014 once translated into U.S. dollars. Approximately 27% of our revenues and 28% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower 2015 revenue figures compared to 2014, it will have little impact our bottom line in 2015.

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

Important new development projects for the remainder of 2015 include rollout of recently completed trade integration capabilities, allowing our Quotestream to interact with our brokerage clients’ back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings. In 2015 we are also launching QMOD, our new Web content and data feed product line, using new dynamically updating data delivery mechanisms and proprietary content libraries, as well as advanced HTML5 solutions that offer dynamically updating real-time market data and next-generation interactivity.

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

Results of Operations

Revenue

	2015	2014	Change ($)	Change (%)

Three months ended June 30,

Corporate Quotestream	$675,037	$666,499	$8,538	1%
Individual Quotestream	408,764	452,124	(43,360)	(10)%
Total Portfolio Management Systems	1,083,801	1,118,623	(34,822)	(3)%
Interactive Content and Data Applications	1,119,278	1,160,333	(41,055)	(4)%
Total Licensing Revenue	$2,203,079	$2,278,956	$(75,877)	(3%)

Six months ended June 30,
Corporate Quotestream	$1,360,723	$1,311,243	$49,480	4%
Individual Quotestream	814,661	875,819	(61,158)	(7)%
Total Portfolio Management Systems	2,175,384	2,187,062	(11,678)	(1)%
Interactive Content and Data Applications	2,216,012	2,315,961	(99,949)	(4)%
Total Licensing Revenue	$4,391,396	$4,503,023	$(111,627)	(2)%

Total licensing revenue decreased 3% and 2% when comparing the three and six months ended June 30, 2015 and 2014. Our revenue was negatively impacted by the change in average exchange rates from the comparatives periods in 2014. The Canadian dollar has depreciated an average of 12.7% and 12.5% versus the U.S. dollar for the three and six months ending June 30, 2015 compared to the same periods in 2014. This resulted in lowering our reported Canadian dollar revenues by approximately $78,000 and $151,000 for the three and six month periods ending June 30, 2015 once translated into U.S. dollars. Had exchange rates remained unchanged from the comparative periods, revenue would have increased 0.1% and 1% when comparing the three and six months ended June 30, 2015 and 2014.

Our Portfolio Management System revenue decreased by a total of $34,822 (3%) when comparing the three month periods ended June 30, 2015 and 2014. Portfolio Management System revenue decreased by a total of $11,678 (1%) when comparing the six month periods ended June 30, 2015 and 2014.

Corporate Quotestream revenue increased $8,538 (1%) for the three month period ended June 30, 2015 from the comparative period in 2014. Corporate Quotestream revenue increased $49,480 (4%) when comparing the six month periods ended June 30, 2015 and 2014. The increases are due to new contracts signed since the comparative periods, offset by the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 4.7% decrease in Corporate Quotestream revenue from the comparative periods as approximately 36% of our Corporate Quotestream revenue is in Canadian dollars.

Individual Quotestream revenue decreased $43,360 (10%) and $61,158 (7%) from the three and six month comparative periods in 2014. The decreases resulted from a decrease in the number of subscribers from the comparative periods and from the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 4.6% decrease in Individual Quotestream revenue from the comparative periods as approximately 40% of our individual Quotestream revenue is in Canadian dollars.

Interactive Content and Data Application revenue decreased $41,055 (4%) when comparing the three month periods ended June 30, 2015 and 2014. Interactive Content and Data Application revenue decreased $99,949 (4%) when comparing the six month periods ended June 30, 2015 and 2014. The decreases from the comparative periods are due to a decrease in average revenue per Interactive Content and Data Application client contract. Approximately half (2%) of the decreases were due to the depreciation of the Canadian dollar as 17% of our Interactive Content and Data Application revenue is in Canadian dollars.

Cost of Revenue and Gross Profit Summary

	2015	2014	Change ($)	Change (%)

Three months ended June 30,

Cost of revenue	$1,272,513	$1,239,493	$33,020	3%
Gross profit	$930,566	$1,039,463	$(108,897)	(10)%
Gross margin %	42%	46%

Six months ended June 30,

Cost of revenue	$2,533,911	$2,512,776	$21,135	1%
Gross profit	$1,857,485	$1,990,247	$(132,762)	(7)%
Gross margin %	42%	44%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 3% and 1% when comparing the three and six month periods ended June 30, 2015 and 2014. We incurred increased financial content fees from the comparative periods due to new and increased fees levied by a number of content providers, offset by the cost savings from switching data line vendors.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentages of 42% for the three and six month periods ended June 30, 2015 compared to 46% and 44% in the respective periods in 2014.

Operating Expenses Summary

	2015	2014	Change ($)	Change (%)

Three months ended June 30,

Sales and marketing	$637,953	$406,782	$231,171	57%
General and administrative	512,853	518,762	(5,909)	(1)%
Software development	249,768	298,760	(48,992)	(16)%
Total operating expenses	$1,400,574	$1,224,304	$176,270	14%

Six months ended June 30,

Sales and marketing	$1,018,633	$820,860	$197,773	24%
General and administrative	996,271	1,058,362	(62,091)	(6)%
Software development	510,108	543,172	(33,064)	(6)%
Total operating expenses	$2,525,012	$2,422,394	$102,618	4%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased $231,171 (57%) and $197,773 (24%) when comparing the three and six month periods ended June 30, 2015 and 2014.

The increases are due to the extension of stock options and warrants in May 2015. On May 15, 2015, the Company extended the term of a total of 8,458,803 options and warrants. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015. Of the $278,828 stock-based compensation expense recognized, $268,493 was classified as sales and marketing expense.

The increases from the comparative periods were offset by the 13% depreciation of the Canadian dollar versus the U.S. dollar from the comparative periods, as the majority of our sales and marketing expenses are incurred in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $5,909 (1%) and $62,091 (6%) for the three and six month periods ended June 30, 2015 when compared to the same periods in 2014. The decreases from the comparative periods are primarily due to a decrease in customer service outsourcing expenses. Starting in July 2013, we outsourced our level 1 customer service functions. This outsourcing agreement was terminated effective May 31, 2014 and customer service functions were moved back in house and included in development expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $48,992 (16%) for the three month period ended June 30, 2015 and $33,064 (6%) for the six month period ended June 30, 2015 when compared to the same periods in 2014. The decreases from the comparative periods are due mainly to the depreciation of the Canadian dollar, as the Canadian dollar depreciated an average of 13% versus the U.S. dollar and our development expenses are incurred mainly in Canadian dollars.

We capitalized $170,381 and $345,598 of development costs for the three and six months ended June 30, 2015, compared to $209,949 and $403,246 for the same periods in 2014. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2015	2014

Three months ended June 30,

Foreign exchange gain (loss)	$(39,895)	$(48,806)
Interest expense	(217,701)	(191,617)
Total other income and (expenses)	$(257,596)	$(240,423)

Six months ended June 30,

Foreign exchange gain (loss)	$58,103	$(22,585)
Interest expense	(426,952)	(376,845)
Total other income and (expenses)	$(368,849)	$(399,430)

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

We recognized a foreign exchange loss of $39,895 and a gain of $58,103 for the three and six month periods ended June 30, 2015, compared to foreign exchange losses of $48,806 and $22,585 for the same periods in 2014. The foreign exchange loss for the three month period ended June 30, 2015 was due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar depreciated 2.3% versus the Canadian dollar when comparing the foreign exchange rate at March 31, 2015 versus the rate at June 30, 2015.

The foreign exchange gain for the six month period ended June 30, 2015 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar depreciated 6.3% versus the U.S. dollar from December 31, 2014 to June 30, 2015. The foreign exchange gain was offset by losses related to foreign currency contracts exercised during Q1 2015.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six month periods ended June 30, 2015 due to additional borrowings compared to the same periods in 2014. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and six month periods ended June 30, 2015, the Company recorded Canadian income tax expense of $812 and $1,620, compared to $917 and $1,824 in the comparative periods in 2014.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2015 was $(728,416) or $(0.01) per share compared to a net loss of $(426,181) or $(0.00) per share for the three months ended June 30, 2014. The net loss for the six months ended June 30, 2015 was $(1,037,996) or $(0.01) per share compared to a net loss of $(833,401) or $(0.01) per share for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our cash totaled $231,385 at June 30, 2015, as compared with $423,053 at December 31, 2014, a decrease of $191,668. Net cash of $240,271 was provided by operations for the six months ended June 30, 2015, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the six months ended June 30, 2015 was $431,939 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the six month period ended June 30, 2015.

For the six months ended June 30, 2015 we had a net loss of $1,037,996, and at June 30, 2015 we have a net working capital deficit of $1,088,242 which represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that have recently been completed and are near completion, we will see moderate revenue growth for the next 12 months. Our current liabilities include deferred revenue of $651,195. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $8,937,285 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2015 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Dated: August 14, 2015	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)