Form 10-Q
period 2015-09-30
QUOTEMEDIA INC
filed 2015-11-13
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(480) 905-7311
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant has 90,477,798 shares of common stock outstanding as at October 30, 2015.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$165,719	$423,053
Accounts receivable, net of allowance for doubtful accounts of $90,000 at September 30, 2015 and December 31, 2014	369,056	405,727
Prepaid expenses	47,040	48,985
Other current assets	46,327	40,940
Total current assets	628,142	918,705

Deposits	19,497	19,273
Property and equipment, net	1,426,533	1,486,267
Goodwill	110,000	110,000
Intangible assets	78,015	82,468
Total assets	$2,262,187	$2,616,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,142,733	$1,249,659
Deferred revenue	617,931	559,214
Total current liabilities	1,760,664	1,808,873

Long-term portion of amounts due to related parties	9,132,018	8,398,160

Stockholders' deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 and 90,444,162 shares issued and outstanding	90,479	90,445
Additional paid-in capital	9,292,386	8,998,192
Accumulated deficit	(18,013,360)	(16,678,957)
Total stockholders' deficit	(8,630,495)	(7,590,320)

Total liabilities and stockholders' deficit	$2,262,187	$2,616,713

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$2,152,977	$2,292,698	$6,544,373	$6,795,721

Cost of revenue	1,322,549	1,280,244	3,856,460	3,793,020

Gross profit	830,428	1,012,454	2,687,913	3,002,701

Operating expenses

Sales and marketing	357,008	390,343	1,375,641	1,211,203
General and administrative	440,493	471,243	1,436,764	1,529,605
Software development	231,651	250,612	741,759	793,784
	1,029,152	1,112,198	3,554,164	3,534,592

Operating loss	(198,724)	(99,744)	(866,251)	(531,891)

Other income and (expense)

Foreign exchange gain	126,289	58,995	184,392	36,410
Interest expense (related party)	(223,208)	(198,903)	(650,160)	(575,748)
	(96,919)	(139,908)	(465,768)	(539,338)

Loss before income taxes	(295,643)	(239,652)	(1,332,019)	(1,071,229)

Provision for income taxes	(764)	(919)	(2,384)	(2,743)

Net loss	$(296,407)	$(240,571)	$(1,334,403)	$(1,073,972)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding

Basic and diluted	90,477,798	90,444,162	90,461,165	90,444,162

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2015	2014

Operating activities:

Net loss	$(1,334,403)	$(1,073,972)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	664,370	636,407
Bad debt expense	92,608	23,988
Stock-based compensation expense	294,228	9,638
Changes in assets and liabilities:
Accounts receivable	(55,937)	68,411
Prepaid expenses	1,945	(1,509)
Other current assets	(5,387)	275,332
Deposits	(224)	822
Accounts payable and amounts due to related parties	626,932	831,567
Deferred revenue	58,717	56,492
Net cash provided by operating activities	342,849	827,176

Investing activities:

Purchase of fixed assets	(99,692)	(100,511)
Capitalized application software	(500,491)	(625,700)
Net cash used in investing activities	(600,183)	(726,211)

Net increase (decrease) in cash	(257,334)	100,965

Cash and equivalents, beginning of period	423,053	425,899

Cash and equivalents, end of period	$165,719	$526,864

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 1. BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2015 through the filing of this report.

For the nine months ended September 30, 2015, the Company has a net loss of $1,334,403 and has a working capital deficit of $1,132,522. The Company has a plan in place for the next 12 months to ensure ongoing expenditures are balanced with the expected growth rate, and believes cash on hand and cash generated will be sufficient to fund operations for the next 12 months. See Liquidity and Capital Resources in Item 2 below.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 as at September 30, 2015 and December 31, 2014.

e) Accounting Pronouncements

New Accounting Standards

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at September 30, 2015. At December 31, 2014, the fair market value for forward contracts was a liability of $5,297 and was included in accrued liabilities.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	September 30, 2015		December 31, 2014
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	-	-	$200,000	$(5,297)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. There were no margin deposits at September 30, 2015. Margin deposits totaling $11,500 are included in other current assets at December 31, 2014.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Purchase of business unit	$161,207	$171,576
Computer hosting services	44,328	43,579
Office rent	957,789	1,005,367
Other	17,276	17,276
Loan	880,885	850,112
Lead generation services	1,250,769	1,160,754
Due to Management	5,819,763	5,149,496
	$9,132,017	$8,398,160

As a matter of policy, all related party transactions are subject to review and approval by the Company's Board of Directors. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. All amounts due to related parties have been classified as non-current liabilities as we do not expect to make any repayments within a year of the September 30, 2015 balance sheet date. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company's stock-based awards, recognized for the three and nine months ended September 30, 2015 and 2014 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales and marketing	$1,899	$1,899	$273,557	$3,635
General and administrative	2,001	2,001	20,611	6,003
Development	-	-	60	-
Total stock-based compensation	$3,900	$3,900	$294,228	$9,638

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2015 there was $12,406 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 0.42 years.

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected dividend yield	N/A	N/A	-	-
Expected stock price volatility	N/A	N/A	267%	206%
Risk-free interest rate	N/A	N/A	4%	4%
Expected life of options	N/A	N/A	5.00	5.86
Weighted average fair value of options and warrants granted	N/A	N/A	$0.11	$0.03

The following table represents stock option and warrant activity for the nine months ended September 30, 2015:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	11,877,803	$0.04

Stock options granted	490,000	$0.04
Warrants granted	7,968,803	$0.04
Stock options forfeited/expired	(595,000)	$0.04
Warrants forfeited/expired	(7,968,803)	$0.04

Outstanding at September 30, 2015	11,772,803	$0.04

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2015:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2014	298,323	$0.04

Vested during the period	(15,003)	$0.07
Non-vested stock options and warrants at
September 30, 2015	283,320	$0.03

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2015	Life	Price	2015	Price

$0.03-0.07	11,772,803	9.20	$0.04	11,489,483	$0.04

As at September 30, 2015 all new stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. Extended options and warrants that were accounted for as an exchange of the original awards for new awards were granted with the same exercise price as the original awards. There was no cash received from the exercise of stock options or warrants for the nine months ended September 30, 2015.

At September 30, 2015 the aggregate intrinsic value of options and warrants outstanding was $289,101. The aggregate intrinsic value of options and warrants exercisable was $281,601. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

6. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) per share for the three months ended September 30, 2015 and 2014. The basic and diluted net loss per share was $(0.01) per share for the nine months ended September 30, 2015 and 2014. There were 11,772,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2015, because they were anti-dilutive. There were 12,377,803 stock options and warrants excluded from the calculation of dilutive loss per share for the comparative three and nine months ended September 30, 2014, because they were anti-dilutive.

ITEM 2. Management's Discussion and Analysis

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

We disclaim any obligation to update forward-looking statements. All references to "we", "our", "us", or "quotemedia" refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

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

We have three general product lines: Data Feed Services, Interactive Content and Data Applications, and Portfolio Management Systems.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution to be offered to our customers. Currently, QuoteMedia's Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide.

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

Our Portfolio Management Systems consist of Quotestream, Quotestream Mobile, Quotestream Professional, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream's enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional-level experience to nonprofessional users.

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

A key feature of QuoteMedia's business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to three years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or biannual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to three years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

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

The Canadian dollar depreciated an average of 20.1% and 15.0% versus the U.S. dollar for the three and nine months ending September 30, 2015 compared to the same periods in 2014. This has resulted in lowering both our reported Canadian dollar revenues and expenses in 2015 compared to 2014 once translated into U.S. dollars. Approximately 27% of our revenues and 28% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar will lower 2015 revenue figures compared to 2014, it will have little impact our bottom line in 2015.

Plan of operation

For the remainder of 2015 and for 2016 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. Our deployment of native applications for the iPhone, Android and Blackberry mobile devices is an important new development that we are planning to exploit this year. We also plan to continue the growth of our Data Feed Services client base and to increase the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. Broad expansion of data and news coverage is also a priority for 2016.

Important new development projects for the remainder of 2015 and for 2016 include rollout of recently completed trade integration capabilities, allowing our Quotestream to interact with our brokerage clients' back-end trade execution and reporting platforms to enable on-the-fly trade execution and tracking of holdings. We are also rolling out QMod, our new Web content and data feed product line, using new dynamically updating data delivery mechanisms and proprietary content libraries, as well as advanced HTML5 solutions that offer dynamically updating real-time market data and next-generation interactivity.

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

Results of Operations

Revenue

	2015	2014	Change ($)	Change (%)

Three months ended September 30,

Corporate Quotestream	$652,426	$697,430	$(45,004)	(6)%
Individual Quotestream	389,810	436,366	(46,556)	(11)%
Total Portfolio Management Systems	1,042,236	1,133,796	(91,560)	(8)%
Interactive Content and Data Applications	1,110,741	1,158,902	(48,161)	(4)%
Total Licensing Revenue	$2,152,977	$2,292,698	$(139,721)	(6)%

Nine months ended September 30,

Corporate Quotestream	$2,013,149	$2,008,673	$4,476	0%
Individual Quotestream	1,204,471	1,312,185	(107,714)	(8)%
Total Portfolio Management Systems	3,217,620	3,320,858	(103,238)	(3)%
Interactive Content and Data Applications	3,326,753	3,474,863	(148,110)	(4)%
Total Licensing Revenue	$6,544,373	$6,795,721	$(251,348)	(4)%

Total licensing revenue decreased 6% and 4% when comparing the three and nine months ended September 30, 2015 and 2014. Our revenue was negatively impacted by the change in average exchange rates from the comparatives periods in 2014. The Canadian dollar has depreciated an average of 20.1% and 15.0% versus the U.S. dollar for the three and nine months ending September 30, 2015 compared to the same periods in 2014. This resulted in lowering our reported Canadian dollar revenues by approximately $115,000 and $270,000 for the three and nine month periods ending September 30, 2015 once translated into U.S. dollars. Had exchange rates remained unchanged from the comparative periods, revenue would have decreased 1.0% and increased 0.3% when comparing the three and nine months ended September 30, 2015 and 2014.

Our Portfolio Management System revenue decreased by a total of $91,560 (8%) and $103,238 (3%) when comparing the three and nine month periods ended September 30, 2015 and 2014, respectively.

Corporate Quotestream revenue decreased $45,004 (6%) and increased $4,476 (0%) for the three and nine month periods ended September 30, 2015 from the comparative periods in 2014. Corporate Quotestream revenue increased from the comparative periods before translating Canadian dollar revenue into U.S. dollars due to new contracts signed during 2015. This revenue growth was offset by the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 6.7% and 5.5% decrease in Corporate Quotestream revenue for the three and nine months ended September 30, 2015 from the comparative periods in 2014 as approximately 36% of our Corporate Quotestream revenue is in Canadian dollars.

Individual Quotestream revenue decreased $46,556 (11%) and $107,714 (8%) from the three and nine month comparative periods in 2014. The decreases resulted from a decrease in the number of subscribers from the comparative periods and from the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 6.9% and 5.4% decrease in Individual Quotestream revenue for the three and nine months ended September 30, 2015 from the comparative periods in 2014 as approximately 39% of our individual Quotestream revenue is in Canadian dollars.

Interactive Content and Data Application revenue decreased $48,161 (4%) and $148,110 (4%) when comparing the three and nine month periods ended September 30, 2015 and 2014, respectively. The decreases from the comparative periods are primarily due to the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 3.4% and 2.6% decrease in Interactive Content and Data Application revenue for the three and nine months ended September 30, 2015 from the comparative periods in 2014 as 18% of our Interactive Content and Data Application revenue is in Canadian dollars.

Cost of Revenue and Gross Profit Summary

	2015	2014	Change ($)	Change (%)

Three months ended September 30,

Cost of revenue	$1,322,549	$1,280,244	$42,305	3%
Gross profit	$830,428	$1,012,454	$(182,026)	(18)%
Gross margin %	39%	44%

Nine months ended September 30,

Cost of revenue	$3,856,460	$3,793,020	$63,440	2%
Gross profit	$2,687,913	$3,002,701	$(314,788)	(10)%
Gross margin %	41%	44%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 3% and 2% when comparing the three and nine month periods ended September 30, 2015 and 2014. We incurred increased financial content fees from the comparative periods due to new and increased fees levied by a number of content providers, offset by the cost savings from switching data line vendors.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentages of 39% and 41% for the three and nine month periods ended September 30, 2015 compared to 44% in the respective periods in 2014.

Operating Expenses Summary

	2015	2014	Change ($)	Change (%)

Three months ended September 30,

Sales and marketing	$357,008	$390,343	$(33,335)	(9)%
General and administrative	440,493	471,243	(30,750)	(7)%
Software development	231,651	250,612	(18,961)	(8)%
Total operating expenses	$1,029,152	$1,112,198	$(83,046)	(7)%

Nine months ended September 30,

Sales and marketing	$1,375,641	$1,211,203	$164,438	14%
General and administrative	1,436,764	1,529,605	(92,841)	(6)%
Software development	741,759	793,784	(52,025)	(7)%
Total operating expenses	$3,554,164	$3,534,592	$19,572	1%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $33,335 (9%) and increased $164,438 (14%) when comparing the three and nine month periods ended September 30, 2015 and 2014.

The decrease for the three month period ending September 30, 2015 is due mainly to the depreciation of the Canadian dollar as our sales and marketing expenses are incurred mainly in Canadian dollars.

The increase for the nine month period ending September 30, 2015 was due to the extension of stock options and warrants in May 2015. On May 15, 2015, the Company extended the term of a total of 8,458,803 options and warrants. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015. Of the $278,828 stock-based compensation expense recognized, $268,493 was classified as sales and marketing expense. The increase from the nine month comparative period was offset by the impact of the depreciation of the Canadian dollar on the translation of our Canadian dollar sales and marketing expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $30,750 (7%) and $92,841 (6%) for the three and nine month periods ended September 30, 2015 when compared to the same periods in 2014.

The decrease for the three month period ending September 30, 2015 is due mainly to the impact of the depreciation of the Canadian dollar on the translation of our Canadian dollar general and administrative expenses.

The decrease for the nine month period ending September 30, 2015 is due to the impact of the appreciation of the U.S. dollar on the translation of our Canadian dollar general and administrative expenses, as well as a decrease in customer service outsourcing expenses. Starting in July 2013, we outsourced our level 1 customer service functions. This outsourcing agreement was terminated effective May 31, 2014 and customer service functions were moved back in house and included in development expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $18,961 (8%) for the three month period ended September 30, 2015 and $52,025 (7%) for the nine month period ended September 30, 2015 when compared to the same periods in 2014. The decreases from the comparative periods are due mainly to the depreciation of the Canadian dollar, as our development expenses are incurred mainly in Canadian dollars.

We capitalized $154,893 and $500,491 of development costs for the three and nine months ended September 30, 2015, compared to $222,454 and $625,700 for the same periods in 2014. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2015	2014

Three months ended September 30,

Foreign exchange gain	$126,289	$58,995
Interest expense	(223,208)	(198,903)
Total other income and (expenses)	$(96,919)	$(139,908)

Nine months ended September 30,

Foreign exchange gain	$184,392	$36,410
Interest expense	(650,160)	(575,748)
Total other income and (expenses)	$(465,768)	$(539,338)

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

We recognized a foreign exchange gain of $126,289 and $184,392 for the three and nine month periods ended September 30, 2015, compared to foreign exchange gains of $58,995 and $36,410 for the same periods in 2014. The foreign exchange gains for the three and nine month periods ended September 30, 2015 were due to the gains arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability. The U.S. dollar appreciated 8.5% versus the Canadian dollar when comparing the foreign exchange rate at June 30, 2015 versus the rate at September 30, 2015. The U.S. dollar appreciated 15.3% versus the Canadian dollar when comparing the foreign exchange rate at December 31, 2014 versus the rate at September 30, 2015. The foreign exchange gains were offset by losses related to foreign currency contracts exercised during 2015.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2015 due to additional borrowings compared to the same periods in 2014. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2015, the Company recorded Canadian income tax expense of $764 and $2,384, compared to $919 and $2,743 in the comparative periods in 2014.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2015 was $(296,407) or $(0.00) per share compared to a net loss of $(240,571) or $(0.00) per share for the three months ended September 30, 2014. The net loss for the nine months ended September 30, 2015 was $(1,334,403) or $(0.01) per share compared to a net loss of $(1,073,972) or $(0.01) per share for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our cash totaled $165,719 at September 30, 2015, as compared with $423,053 at December 31, 2014, a decrease of $257,334. Net cash of $342,849 was provided by operations for the nine months ended September 30, 2015, primarily due to the increase in amounts due to related parties and deferred revenue, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2015 was $600,183 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the nine month period ended September 30, 2015.

For the nine months ended September 30, 2015 we had a net loss of $1,334,403, and at September 30, 2015 we have a net working capital deficit of $1,132,522 that represented current assets minus current liabilities.

We have a plan in place for the next 12 months to ensure that our ongoing expenditures are balanced with our expected revenue growth rate. We anticipate that based on product deployments that have recently been completed and are near completion, we will see moderate revenue growth for the next 12 months. Our current liabilities include deferred revenue of $617,931. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long-term liabilities include $9,132,018 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2015 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuoteMedia, Inc.

Dated: November 13, 2015	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Financial Officer (Principal Accounting Officer)

