Form 10-K
period 2015-12-31
QUOTEMEDIA INC
filed 2016-03-30
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 8, 2016, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (52,883,478 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer's most recently completed second fiscal quarter, June 30, 2015, was $4,759,513. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2015

___________________________________________________________________________

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

PART I

ITEM 1. BUSINESS.

General

QuoteMedia, Inc. (OTCQB: QMCI) is a leading provider of financial data, news feeds, market research information, and financial software solutions to online brokerages, clearing firms, banks, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, wireless applications, and custom development. Our portfolio management products are provided on a "software as a service" basis, as are our other interactive content and data applications.

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

Data Feed Services

QuoteMedia offers comprehensive, ultra low latency, tick-by-tick enterprise level streaming market data feeds delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to our customers. Currently, QuoteMedia's Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. Data Feeds coverage includes equities, options, futures, commodities, currencies, mutual funds, and indices. The data is normalized for ease of use and is provided in a wide range of formats and delivery methods. Data is available in real-time, delayed, and end of day format.

QuoteMedia is in the process of launching Quotestream ConnectTM, a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering realtime data feeds to individual users to power 3rd party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges – resulting in significant savings for our clients in resources and exchange fees.

Interactive Content and Data Applications

QuoteMedia's proprietary financial software applications comprise a unique suite of custom Web technologies that combine the power and depth of established financial databases with the flexibility and efficiency of the Web to deliver customized high-quality content to clients around the world. QuoteMedia financial data delivery application products and components comprise an extensive product line that spans the spectrum of Quote Modules, Charts, Market Movers, News, Watch Lists, Tickers, Market Summaries, Option Chains, SEC Filings, Investor Relations Solutions, Component Fundamentals and much more. Our lightweight and fast-loading applications provide an extensive array of information in a variety of delivery vehicles. All of our content solutions are completely customizable, embed directly into client Web pages for seamless integration with existing content, and are licensed to our Clients on a recurring subscription basis. Our Interactive Content and Data Applications include the following:

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

Fund Screeners – Allow users to filter US or Canadian mutual funds based on an array of different characteristics, including fund types, performance metrics, fee structures, etc.

News – Topic-based, sector-based and equity-based lookup of news stories and commentary relating to the markets, individual companies, or specific areas of interest.

Watch Lists – Display current values and trends for a group of user-defined equities and indices.

Market Statistics – Top gainers and losers on the day for a variety of exchanges and detailed statistical analysis of most actively traded stocks. A variety of economic indicators are also provided.

Heat Maps – Provide an "at-a-glance" visual representation of how the markets are performing. Display any of the major indexes, arranging the constituent companies by color according to their share performance, or show the performance of individual securities in different Sectors or even a heat map of the stocks in individual portfolios.

Financial Calendars – Including Corporate Events Calendars, Economic Calendars, Stock Market Holiday and Trading Calendars etc.

Wallboards – Deliver updating market data and news headlines in Real-Time for display to power the wall board for trade floors, classrooms or other wall displays. Ideal for displaying Indices, Commodities Prices (such as Gold, Silver, Oil and Gas), Currencies, Rates, News Headlines and Commentary, and can even incorporate a client's own content or advertising.

Finance Calculators – Examples include: Bond Yield, Cost Basis, Future Asset Value, Loan Payment, Investment Calculator, Monthly Mortgage Payment, Present Asset Value, Rate of Return, Total Return, Currency Converter, etc.

Investor Relations – Information on current value, historical data, charting and news, and other data related to individual public companies for investor relations information provisioning. These products provide a turnkey and self-updating investor relations solution for corporate Web sites and their investors.

QMod – QuoteMedia's proprietary web delivery system, called QMod, was created for secure market data provisioning as well as ease of integration and unlimited customization and responsiveness. QMod is an extensible market data component JavaScript library used to deliver market data content to Web platforms powered by JSON back-ends. With extensibility in mind, QMod can be utilized to build custom applications on demand for clients as well as continue to improve existing and new components with ease. The resulting widgets are mobile-ready, because they automatically re-size and optimize based on the type of device they are viewed on – whether a lap top, tablet, or any model of mobile phone. And, unlike competitive products, QMod is SEO friendly, providiong self-generating, automatically updating content that is optimized for search engine indexing – whereas the content and associated links delivered through most competitors' widgets are essentially invisible to search engine web crawlers.

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

Quotestream™ Desktop and Mobile

QuoteMedia's proprietary software, Quotestream, is our unique, Web-delivered, embedded application providing real-time, tick-by-tick, streaming market quotes and research information. Quotestream is the next generation portfolio management system for nonprofessional users, with enhanced features and functionality compared to our original Quotestream product – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and custom functionality. Quotestream is geared towards providing a professional-level experience to nonprofessional users. Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news and research information, and end-of-day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

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

Quotestream offers the user ten portfolios, market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC filings, research, analysis and opinions, earnings forecasts, news, stock ticker, intraday through twenty year historical charting, interactive charting, desktop pop-up alerts, and email alerts. Users may fully customize their workspaces to suit their needs. The design also offers a very simple point-and-click and drag-and-drop navigation with little or no typing involved. Quotestream displays in full screen mode, providing a comprehensive professional trade terminal-style interface.

QuoteMedia's Quotestream Mobile is a revolutionary mobile companion to the desktop product that allows users to access financial data, news, and charting in real-time or delayed modes, from many different handheld devices. Users are able to access and manage their Quotestream portfolios wirelessly through a cellular telephone or other mobile devices. Quotestream Mobile offers an extensive array of features and advanced functionality, and supports a large selection of mobile devices, including iPhone™, Android™, BlackBerry™, and several other handheld devices.

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

Quotestream Professional was created with the latest technology, making QuoteMedia's professional application one of the most sophisticated, user-friendly and dependable market data and technical analysis solution available to market professionals today. It provides true thin client access as there is no software to download, no upgrades to install, and no technical staff required. QuoteMedia Professional is accessed via the Internet, avoiding expensive server and circuit infrastructure requirements.

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

Quotestream ConnectTM

As discussed previously, QuoteMedia is in the process of launching Quotestream ConnectTM, a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering realtime data feeds to individual users to power 3rd party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges – resulting in significant savings for our clients in resources and exchange fees.

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

•	Online brokerages	•	Corporate financial intranets and extranets
•	Full-service brokerage firms	•	Mutual fund companies
•	Banks and other financial institutions	•	Internet service providers
•	Financial Web sites	•	Media companies
•	Web portals	•	Publishers
•	Public companies	•	Wealth management companies
•	Investor relations firms	•	Individual traders and investors
		•	Securities exchanges

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

Custom Development – QuoteMedia's ability to provide complete custom design and development services differentiates us from our competitors. We are able to create custom market data applications and software engineered precisely to our clients' specifications, and the speed with which we are able to take a product from concept to deliverable truly sets us apart.

Data Speed and Quality – Our connections to the world's exchanges for equities and derivatives have most sources of latency removed. This allows us to deliver extremely fast, accurate, and reliable data.

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

While there are many financial data providers, what mainly differentiates us from others is that we offer clients a comprehensive solution for stock market-related information provisioning with more advanced technologies than employed by most of our competitors. Our diversity of technical expertise, agile responsiveness to custom corporate requirements and development needs, and proven commitment to superior delivery technologies have established QuoteMedia as a frontrunner in the financial market data industry.

QuoteMedia's array of products benefit clients with an exceptional number of strong technical differentiators in embedded, fully private-labeled and seamlessly integrated environments which combine to offer strong market differentiation.

Trademarks, Domain Names and Intellectual Property

We own the trademarks for "QuoteMedia" and "Quotestream" and the domain names www.quotemedia.com; www.quotestream.com; and www.quotestream.ca. We will continue to own and protect these key assets into the future.

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

Employees

We currently have 55 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2016 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2015 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2016. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms could lower demand for our services. The recent recession has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

New product offerings by competitors or new technologies could cause our services to become obsolete. We operate in an industry that is characterized by rapid and significant technological change, frequent new services, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services and data content and coverage enhancements, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers' requirements than we can. If we fail to adequately anticipate customers' needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services in order to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance and would result in lower revenue.

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

We depend on key personnel and expect to hire additional personnel. Our performance substantially depends on the services of R. Keith Guelpa, our Chief Executive Officer and President, and David M. Shworan, President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company. The loss of Mr. Guelpa or Mr. Shworan, or our other key employees, could have a material adverse effect on our business. Our future success will also depend in large part upon our ability to attract and retain highly skilled management, technical engineers, sales and marketing personnel, and finance and technical personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers and sales personnel, could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol "QMCI." The following table sets forth the high and low bid information for our common stock for the calendar quarters indicated.

	High	Low

Year ended December 31, 2014:
First Quarter	$0.07	$0.03
Second Quarter	0.06	0.03
Third Quarter	0.08	0.02
Fourth Quarter	0.04	0.02

Year ended December 31, 2015:
First Quarter	$0.14	$0.03
Second Quarter	0.14	0.07
Third Quarter	0.09	0.04
Fourth Quarter	0.07	0.05

Year ended December 31, 2016:
First Quarter (through March 8, 2016)	$0.06	$0.03

As of March 8, 2016, there were approximately 310 holders of record of our common stock. As of March 8, 2016, the closing price for our common stock was $0.06.

Dividend Policy

We have never paid any cash dividends to holders of our common stock, and for the foreseeable future we intend to retain any earnings to finance our operations and do not anticipate paying cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of our common stock will be entitled to receive such dividends, if any, as may be declared by our Board of Directors, from time to time, out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We also recently launched QMod, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers SEO-ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

The Canadian dollar depreciated an average of 16% versus the U.S. dollar for the year ending December 31, 2015 compared to the same period in 2014. This has resulted in lowering both our reported Canadian dollar revenues and expenses in 2015 compared to 2014 once translated into U.S. dollars. Approximately 27% of our revenues and 28% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar lowers our revenue figures, it has little impact on our bottom line.

Plan of operation

In 2016 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through Quotestream ConnectTM, our new method of delivering realtime data feeds directly to individual users to power 3rd party applications. Quotestream ConnectTM represents a huge opportunity for QuoteMedia in the coming year, as this allows QuoteMedia to retain Vendor of Record status with the exchanges in most cases – resulting in significant savings for our clients in resources and exchange fees.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is expected to be a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly web content.

Important new development projects for 2016 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data, real-time forex coverage, and several premium news services.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients' back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) will also be a priority in the coming year.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis discusses our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectability is reasonably assured. Should changes in conditions cause us to determine that these criteria are not met for future transactions, revenue recognized in future reporting periods could be adversely affected.

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

We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board ("FASB") ASC 350-985, Software. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.

For the years ended December 31, 2015 and 2014, the Company capitalized $677,638 and $832,450 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2015 and 2014, amortization expenses associated with the internally developed application software was $791,475 and $775,709 respectively. At December 31, 2015, the remaining book value of the application software was $1,151,396.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 (as subsequently amended) is effective for annual reporting periods beginning after December 15, 2017 (beginning in calendar year 2018 for the Company), with earlier application permitted as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014 15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company's management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31,
	2015	2014	Change ($)	Change (%)

Corporate Quotestream	$2,620,688	$2,694,575	$(73,887)	(3)%
Individual Quotestream	1,577,511	1,728,128	(150,617)	(9)%
Total Portfolio Management Systems	$4,198,199	4,422,703	(224,504)	(5)%
Interactive Content and Data Applications	$4,460,468	4,653,006	(192,538)	(4)%
Total Licensing Revenue	$8,658,667	$9,075,709	$(417,042)	(5)%

Licensing revenue has decreased 5% when comparing the years ended December 31, 2015 and 2014. The decrease is a result of a decrease in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Our revenue was negatively impacted by the change in average exchange rate from the comparative period in 2014. The U.S. dollar has appreciated an average of 16% versus the Canadian dollar for the year ending December 31, 2015 compared to the same period in 2014. This resulted in lowering our reported Canadian dollar revenue by approximately $370,000 once translated into U.S. dollars. Had the exchange rate remained unchanged from the comparative period, revenue would have decreased 0.5% when comparing the years ended December 31, 2015 and 2014.

Total Portfolio Management System revenue decreased by a total of 5% when comparing the years ended December 31, 2015 and 2014. Corporate Quotestream revenue decreased 3% in 2015 from the comparative period in 2014 due to the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 6% decrease in Corporate Quotestream revenue for the year ended December 31, 2015 from the comparative period in 2014 as approximately 36% of our Corporate Quotestream revenue is in Canadian dollars. Had the exchange rate remained unchanged from the comparative period, Corporate Quotestream revenue would have increased 3% due to new contracts signed during 2015.

Individual Quotestream revenue decreased 9% from the comparative period in 2014, resulting from a decrease in the number of subscribers from the comparative period and from the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 6% decrease in Individual Quotestream revenue for the year ended December 31, 2015 from the comparative period in 2014 as approximately 39% of our individual Quotestream revenue is in Canadian dollars.

Interactive Content and Data Application revenue decreased 4% from the comparative period in 2014. The decrease from the comparative period are primarily due to the depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 3% decrease in Interactive Content and Data Application revenue for the year ended December 31, 2015 from the comparative period in 2014 as 18% of our Interactive Content and Data Application revenue is in Canadian dollars.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2015	2014	Change ($)	Change (%)

Cost of revenue	$5,067,177	$5,074,311	$(7,134)	(0)%

Gross profit	$3,591,490	$4,001,398	$(409,908)	(10)%

Gross margin %	41%	44%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue remained relatively unchanged when comparing the years ended December 31, 2015 and 2014. We incurred increased financial content fees from the comparative period due to new and increased fees levied by a number of content providers, offset by the cost savings from co-location fees that are incurred in Canadian dollars.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 41% in 2015 from 44% in 2014. The decrease in gross margin from the comparative period is mainly due to impact of the depreciation of the Canadian dollar on our revenue and increased stock exchange fees that we were unable to fully pass on to our clients.

Operating Expenses Summary

	Years ended December 31,
	2015	2014	Change ($)	Change (%)

Sales and marketing	$1,696,428	$1,615,414	$81,014	5%
General and administrative	1,876,123	2,015,528	(139,405)	(7)%
Software development	1,026,106	1,068,694	(42,588)	(4)%
Total operating expenses	$4,598,657	$4,699,636	$(100,979)	(2)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased $81,014 (5%) for the year ended December 31, 2015 when compared to fiscal 2014.

The increase was due to the extension of stock options and warrants in May 2015. On May 15, 2015, the Company extended the term of a total of 8,458,803 options and warrants. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015. Of the $278,828 stock-based compensation expense recognized, $268,493 was classified as sales and marketing expense. The increase was offset by the impact of the depreciation of the Canadian dollar as our sales and marketing expenses are incurred mainly in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased $139,405 (7%) for year ended December 31, 2015 when compared to fiscal 2014.

The decrease is due to the impact of the appreciation of the U.S. dollar on the translation of our Canadian dollar general and administrative expenses, as well as a decrease in customer service outsourcing expenses. Starting in July 2013, we outsourced our level 1 customer service functions. This outsourcing agreement was terminated effective May 31, 2014 and customer service functions were moved back in house and included in development expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $42,588 (4%) for the year ended December 31, 2015 when compared to fiscal 2014. The decrease from the comparative period is due mainly to the depreciation of the Canadian dollar, as our development expenses are incurred mainly in Canadian dollars.

We capitalized $677,638 of development costs for the year ended December 31, 2015, compared to $832,450 in 2014. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2015	2014

Foreign exchange gain (loss)	$234,651	$97,840
Interest expense	(881,137)	(780,699)
Total other income and (expenses)	$(646,486)	$(682,859)

Foreign Exchange Gain (Loss)

We recognized a foreign exchange gain of $234,651 in 2015, compared to a foreign exchange gain of $97,840 in 2014. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchange gains and losses.

The foreign exchange gain in 2015 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the U.S. dollar appreciated 19% versus the Canadian dollar from December 31, 2014 to December 31, 2015.

Interest Expense

Interest expense in 2015 was $881,137, compared to $780,699 in 2014. Interest expense increased for the year ended December 31, 2015 due to additional borrowings compared to the same period in 2014. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

In 2015, the Company recorded Canadian income tax expense of $3,129, compared to a Canadian income tax expense of $3,622 in 2014.

Net Loss for the Period

As a result of the foregoing, net loss for the year ended December 31, 2015 was $(1,656,782) or $(0.02) per share compared to a net loss of $(1,384,719) or $(0.02) per share for the year ended December 31, 2014.

Liquidity and Capital Resources

Our cash totaled $251,834 at December 31, 2015, as compared with $423,053 at December 31, 2014, a decrease of $171,219. Net cash of $622,578 was provided by operations for the year ended December 31, 2015, primarily due to noncash depreciation and the increase in accounts payable and amounts due to related parties. This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2015 was $793,797 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets.

Our current liabilities include $607,024 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2016 are minimal.

As of December 31, 2015, long-term liabilities consist of $9,436,923 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2016. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. To the extent that the funds generated from operations are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404 (c).

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	73	Chairman of the Board

R. Keith Guelpa	69	President, Chief Executive Officer, and Director

David M. Shworan	48	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	49	Vice President, Treasurer, Chief Financial Officer, and Secretary

Our listed directors will serve until the next annual meeting of stockholdersor until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. Vacancies in our existing Board of Directors are filled by majority vote of the remaining directors. Our officers serve at the will of our Board of Directors. There is no family relationship between any executive officer and director.

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is also a director of several privately owned corporations. Formerly, Mr. Thompson was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. For almost 30 years prior, Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for five years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2015, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of our company's independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists solely of Robert J. Thompson. The Board of Directors has determined that Mr. Thompson qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2015 and 2014 earned by our Chief Executive Officers and one other executive officer (collectively, the "Named Executive Officers"). None of our other executive officers' cash salary and bonus exceeded $100,000 during fiscal 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2015	$192,000	-	-	-	$192,000
Chief Executive Officer,	2014	$192,000	-	-	-	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2015	$350,000	-	$266,400	-	$616,400
Chief Executive Officer,	2014	$350,000	-	-	-	$350,000
QuoteMedia, Ltd.

Keith J. Randall (5)	2015	$150,000	-	$4,500	-	$154,500
Chief Executive Officer,	2014	$150,000	-	-	-	$150,000
QuoteMedia, Inc.

________________

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.

(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.

(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our "Principal Executive Officer".

(4)

Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2015 and 2014 was accrued but not paid. In May 2015, we extended the term of a total of 7,600,000 options and warrants held by Mr. Shworan. The expiration dates of the options and warrants were extended by ten years, and the exercise prices of the options and warrants remained unchanged. The amount included under the "Option Awards" column represents the incremental increase in fair value of the repriced and extended options and warrants.

(5)

Mr. Randall is our Chief Financial Officer, and serves as our "Principal Financial and Accounting Officer". In May 2015, we extended the term of 150,000 options and warrants held by Mr. Randall. The expiration dates of the options were extended by ten years, and the exercise prices of the options remained unchanged. The amount included under the "Option Awards" column represents the incremental increase in fair value of the repriced and extended options.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options/Warrants		Option/Warrant	Option/Warrant Exercise Date
Name	Exercisable	Unexercisable	Exercise Price ($)

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025

Employment Agreements

The employment agreement with Mr. Guelpa, our President and Chief Executive Officer expired in July 2004. Mr. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. Mr. Shworan does not currently have an employment agreement. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change in control of our company or a change in the executive officers' responsibilities following a change in control.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2015. We compensate our independent director with directors' fees and stock options. Options Awards represent the fair value of option awards granted in 2015, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 8, 2016 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	36,151,800	36.9%
R. Keith Guelpa (4)	7,741,061	8.6%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	693,976	0.8%

All directors and executive officers as a group	46,197,123	46.6%

5% Stockholders (7)	5,713,101	6.3%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)

The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 8, 2016. The numbers and percentages shown include the shares of common stock actually owned as of March 8, 2016 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 8, 2016 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan's wife. Also includes 1,037,500 shares of common stock owned by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, "Executive Compensation – Employment Agreements."

(4)

Represents 5,741,061 shares of our common stock owned by Mr. Guelpa and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.

(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(6)	Represents 493,976 shares of common stock and vested options and warrants to acquire 200,000 shares of common stock.

(7)	Represents 5,713,101 shares of our common stock owned by CMG Family Irrevocable Trust.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	4,820,000	$0.04	7,829,628

Equity Compensation Plans not approved by stockholders	8,552,803	$0.04	N/A

Total	13,372,803		7,829,628

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2015, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

In the event of any change in the number of shares of our common stock, the number of shares of common stock covered by outstanding options and the price per share of such options will be adjusted accordingly to reflect any such changes. Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which it is the surviving entity. In the event that we are not the surviving entity, each option shall terminate provided that each holder will have the right to exercise during a ten day period ending on the fifth day prior to such corporate transaction. In the event of a change of control, our board or the committee may terminate each option, provided that each holder receive the amount of cash equal to the difference between the exercise price of each option and the fair market value of each share of stock subject to such option.

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

At December 31, 2015, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2015, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,820,000 options outstanding under the 2003 plan.

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

For purposes of the 2003 plan, the term "change in control" generally means

•

approval by stockholders of any reorganization, merger, or consolidation or other transaction or series of transactions if persons who were shareholders immediately prior to such reorganization, merger, or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged, or consolidated company's then outstanding, voting securities, or a liquidation or dissolution of our company or the sale of all or substantially all of the assets of our company (unless the reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned),

•

a change in the composition of our Board of Directors such that the persons constituting the Board of Directors on the date the award is granted, or the Incumbent Board, and subsequent directors approved by the Incumbent Board (or approved by such subsequent directors), cease to constitute at least a majority of our Board of Directors, or

30

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. ("Bravenet"). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2015, the loan balance due to Bravenet including accrued interest at 10% is $894,952.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2015. At December 31, 2015, the balance due to Bravenet for the unpaid purchase price is $159,790 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,250 per month. At December 31, 2015, the balance due to Bravenet for unpaid computer hosting and maintenance services is $60,122. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. ("Harrison") for approximately $6,500 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2015, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2015, the balance due to Harrison for unpaid office rent is $967,839. This amount includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2015, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,282,300 including accrued interest at 10% per annum.

At December 31, 2015, the Company owed $6,054,644 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company's Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2015 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an "independent" director as such term is defined by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2015 and 2014 by Hein & Associates LLP, our principal accountants, are as follows:

	2015	2014

Audit Fees	$69,667	$84,778
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

All of the services provided by Hein & Associates LLP described above under the captions "Audit Fees" were approved by our Audit Committee.

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

QUOTEMEDIA, INC.

Date: March 30, 2016	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 30, 2016
Robert J. Thompson

/s/ David M. Shworan	Director	March 30, 2016
David M. Shworan

/s/ Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer	March 30, 2016
Keith J. Randall	(Principal Financial and Accounting Officer)

/s/ R. Keith Guelpa	Chief Executive Officer, President and Director	March 30, 2016
R. Keith Guelpa	(Principal Executive Officer)

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quotemedia, Inc.

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

March 30, 2016

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$251,834	$423,053
Accounts receivable, net	419,098	405,727
Prepaid expenses	82,285	48,985
Other current assets	47,287	40,940
Total current assets	800,504	918,705

Deposits	18,971	19,273
Property and equipment, net	1,403,765	1,486,267
Goodwill	110,000	110,000
Intangible assets	76,531	82,468

Total assets	$2,409,771	$2,616,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,309,746	$1,249,659
Deferred revenue	607,024	559,214
Total current liabilities	1,916,770	1,808,873

Long-term portion of amounts due to related parties	9,436,923	8,398,160

Commitments (Note 10)

Stockholders' deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 and 90,444,162 shares issued and outstanding	90,479	90,445
Additional paid-in capital	9,301,338	8,998,192
Accumulated deficit	(18,335,739)	(16,678,957)
Total stockholders' deficit	(8,943,922)	(7,590,320)

Total liabilities and stockholders' deficit	$2,409,771	$2,616,713

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2015	2014

LICENSING FEES	$8,658,667	$9,075,709

COST OF REVENUE	5,067,177	5,074,311

GROSS PROFIT	3,591,490	4,001,398

OPERATING EXPENSES

Sales and marketing	1,696,428	1,615,414
General and administrative	1,876,123	2,015,528
Software development	1,026,106	1,068,694
	4,598,657	4,699,636

OPERATING LOSS	(1,007,167)	(698,238)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain	234,651	97,840
Interest expense - related party	(881,137)	(780,699)
	(646,486)	(682,859)

LOSS BEFORE INCOME TAXES	(1,653,653)	(1,381,097)

Income tax expense	(3,129)	(3,622)

NET LOSS	$(1,656,782)	$(1,384,719)

LOSS PER SHARE

Basic and diluted loss per share	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,461,165	90,444,162

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2015 and 2014

	Common Stock		Additional Paid-inCapital	Accumulated Deficit	Total Stockholders'Deficit
	Number of Shares	Amount

Balance, January 1, 2014	90,444,162	$90,445	$8,930,743	$(15,294,238)	$(6,273,050)

Stock-based compensation	-	-	67,449	-	67,449

Net loss	-	-	-	(1,384,719)	(1,384,719)

Balance, December 31, 2014	90,444,162	$90,445	$8,998,192	$(16,678,957)	$(7,590,320)

Shares issued	33,636	34	3,666		3,700

Stock-based compensation	-	-	299,480	-	299,480

Net loss	-	-	-	(1,656,782)	(1,656,782)

Balance, December 31, 2015	90,477,798	$90,479	$9,301,338	$(18,335,739)	$(8,943,922)

See accompanying notes

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2015	2014
OPERATING ACTIVITIES

Net loss	$(1,656,782)	$(1,384,719)

Adjustments to reconcile net loss to netcash provided by operating activities:
Depreciation and amortization	882,236	855,512
Bad debt expense	108,306	33,030
Issuance of capital stock as compensation	3,700	-
Stock-based compensation expense	299,480	67,449
Changes in assets and liabilities:
Accounts receivable	(121,677)	100,238
Prepaid expenses	(33,300)	(6,968)
Other current assets	(6,347)	264,663
Deposits	302	1,689
Accounts payable and amounts due to related parties	1,098,850	1,008,770
Deferred revenue	47,810	15,707
Net cash provided by operating activities	622,578	955,371

INVESTING ACTIVITIES

Purchase of fixed assets	(116,159)	(125,767)
Capitalized application software	(677,638)	(832,450)
Net cash used in investing activities	(793,797)	(958,217)

Net decrease in cash	(171,219)	(2,846)

Cash, beginning of year	423,053	425,899

Cash, end of year	$251,834	$423,053

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 at December 31, 2015 and 2014. Bad debt expense for the years ended December 31, 2015 and 2014 were $108,306 and $33,030 respectively.

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

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2015 and 2014.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2015 and 2014 all common stock equivalents were anti-dilutive.

h) Stock-based compensation

FASB ASC 718, Stock Compensationrequires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Total estimated stock-based compensation expense, related to all of the Company's stock-based awards, recognized for the years ended December 31, 2015 and 2014 was comprised as follows:

	2015	2014

Sales and marketing	$280,508	$22,934
General and administrative	18,912	26,390
Development	60	18,125
Total stock-based compensation	$299,480	$67,449

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 there was $99,454 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 3.86 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2015	2014

Expected dividend yield	-	-
Expected stock price volatility	257%	244%
Risk-free interest rate	4%	4%
Expected life of options	5.0	5.14
Weighted average fair value of options and
warrants granted	$0.10	$0.03

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2015, the Company recorded Canadian income tax expense of $3,129. In 2014 the Company recorded Canadian income tax expense of $3,622 (see note 7).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

j) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the year end and the reported amount of revenues and expenses during the year. Such estimates include (i) fair values used to test goodwill and capitalized development costs for impairment; (ii) the amount of allowance for doubtful accounts, (iii) the capitalization of software development costs. Actual results and outcomes may differ from management's estimates and assumptions.

k) Software development expenses

Software development costs incurred prior to establishing the technological feasibility of our software application products, and costs incurred to maintain existing products and services are expensed as incurred. The Company expensed $1,026,106 and $1,068,694 in software development costs during the years ended December 31, 2015 and 2014, respectively (see note 3).

l) Revenue recognition

Revenue is recognized over contractual periods as services are performed and when collection of the amount due is reasonably assured. Amounts recognized as revenue are determined based upon contractually agreed-upon fee schedules with our customers. The Company accounts for subscription revenues received in advance of services being performed by deferring such amounts until the related services are performed. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n) Accounting Pronouncements

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 (as subsequently amended) is effective for annual reporting periods beginning after December 15, 2017 (beginning in calendar year 2018 for the Company), with earlier application permitted as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014 15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company's management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o) Reclassification

Certain figures in the comparative period have been reclassified to conform to the current year's presentation, with no effect on net loss.

2. LIQUIDITY

The Company has an accumulated deficit of $18,335,739 as of December 31, 2015, and for the year ended December 31, 2015 had a net loss of $1,656,782. As a result, there are concerns about the liquidity of our company at December 31, 2015. The following discussion addresses those concerns.

Net cash of $622,578 was provided by operating activities, and although we have a working capital deficit of $1,116,266 as of December 31, 2015, current liabilities include $607,024 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2016 are minimal.

As of December 31, 2015, long-term liabilities consist of $9,436,923 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2016. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through fiscal 2016.

3. PROPERTY AND EQUIPMENT

As of December 31,	2015	2014

Computer equipment	$836,294	$720,935
Office furniture and equipment	66,108	65,308
Leasehold improvements	46,455	46,455
Capitalized application software	6,360,499	5,682,861
Total property and equipment	7,309,356	6,515,559
Less: accumulated depreciation	(5,905,591)	(5,029,292)
Property and equipment, net	$1,403,765	$1,486,267

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets' estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2015 and 2014, the Company capitalized $677,638 and $832,450 of costs, respectively, related to the development of new software applications and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2015 and 2014, amortization expenses associated with the internally developed application software was $791,475 and $775,709 respectively. At December 31, 2015, the remaining book value of the capitalized application software was $1,151,396.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2015 and 2014 was $84,824 and $73,867 respectively.

4. INTANGIBLE ASSETS

As of December 31,	2015	2014

Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	108,085	108,085
Domain names	10,652	10,652
	128,737	128,737
Less: accumulated amortization	(52,206)	(46,269)
Amortized intangible assets, net	76,531	82,468
Unamortized intangible assets:
Goodwill associated with purchase of business unit business unit	110,000	110,000
Total intangible assets, net	$186,531	$192,468

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets' estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $5,937 for the years ended December 31, 2015 and 2014. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board ("FASB") ASC 350-20, Goodwill. Through December 31, 2015 we have not had any goodwill impairment.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2016	$5,937
For year ending December 31, 2017	5,937
For year ending December 31, 2018	5,937
For year ending December 31, 2019	5,937
For year ending December 31, 2020	5,937
For years thereafter	46,846
Total	$76,531

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Purchase of business unit	$159,790	$171,576
Computer hosting services	60,122	43,579
Office rent	967,839	1,005,367
Other	17,276	17,276
Loan	894,952	850,112
Lead generation services	1,282,300	1,160,754
Due to Management	6,054,644	5,149,496
	$9,436,923	$8,398,160

The Company has a loan agreement with Bravenet Web Services, Inc. ("Bravenet"). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2015, the loan balance due to Bravenet including accrued interest at 10% is $894,952.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2015. At December 31, 2015, the balance due to Bravenet for the unpaid purchase price is $159,790 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,250 per month. At December 31, 2015, the balance due to Bravenet for unpaid computer hosting and maintenance services is $60,122. This amount includes interest accrued at 10%.

The Company leases office space from Harrison Avenue Holdings Ltd. ("Harrison") for approximately $6,500 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Harrison. At December 31, 2015, all amounts due to Harrison related to the leased office space have been accrued in amounts due to related parties. As of December 31, 2015, the balance due to Harrison for unpaid office rent is $967,839. This amount includes interest accrued at 10%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2015, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,282,300 including accrued interest at 10% per annum.

At December 31, 2015, the Company owed $6,054,644 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company's Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the December 31, 2015 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

From time to time we utilize forward contracts that are measured at fair market value on a recurring basis based on Level 2 inputs. We had no forward contracts outstanding at December 31, 2015. At December 31, 2014, the fair market value for forward contracts was a liability of $5,297 and was included in accrued liabilities.

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

The following table provides gross notional value of foreign currency derivative financial instruments and the related net asset or liability. The table presents the notional amount (at contract exchange rates) and the fair value of the derivatives in U.S. dollars:

	December 31, 2015		December 31, 2014
	Notional Amount	Net Asset (Liability)	Notional Amount	Net Asset (Liability)

Forward contracts	-	-	$200,000	$(5,297)

We are required to maintain a margin deposit with a foreign exchange corporation based on the value of the forward contracts outstanding. We had no forward contracts outstanding at December 31, 2015. There were margin deposits totaling $11,500 included in other current assets at December 31, 2014.

7. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Tax provision (benefit) at the statutory rate of 34%	$(562,242)	$(469,573)
State income taxes, net of federal income tax	(50,602)	(42,262)
Stock-based compensation	101,823	22,933
Change in federal NOL	296	(216)
Expiration of state NOL	22,468	6,532
Change in valuation allowance and other	488,257	482,586
Canadian income tax expense (benefit)	3,129	3,622
Income tax expense (benefit)	$3,129	$3,622

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2015, the Company recorded Canadian income tax expense of $3,129. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $10,142,000 and $1,260,000 which expire in varying amounts through the year 2035.

The components of our deferred tax asset (liabilities) at December 31, 2015 and 2014 are as follows:

	2015	2014
Tax effect of net operating loss carryforward	$3,487,000	$3,370,000
Accrued liabilities	2,902,000	2,505,000
Property & equipment	(8,000)	(11,000)
Capitalized software	(427,000)	(469,000)
Other	33,000	33,000
Less valuation allowance	(5,987,000)	(5,428,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $559,000 for the year ended December 31, 2015.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2012-2015) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

8. STOCKHOLDERS' DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 nondesignated preferred shares at the Board of Directors' discretion. As of December 31, 2015 no preferred shares have been issued.

b) Common stock

During the year ended December 31, 2015, 33,636 shares of common stock were issued. No shares of common stock were issued during the year ended December 31, 2014.

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

At December 31, 2015, there are a total of 17,500,000 options authorized for issuance under our stock option plans. There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant to the Company's 2003 and 1999 Equity Incentive Compensation Plans respectively.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2015 and 2014:

		Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at January 1, 2014	12,027,803	$0.05
Stock options granted	1,625,000	$0.03
Stock options forfeited/expired	(1,775,000)	$0.11
Warrants granted	584,000	$0.03
Warrants forfeited/expired	(584,000)	$0.04
Outstanding at December 31, 2014	11,877,803	$0.04
Stock options granted	2,090,000	$0.05
Stock options forfeited/expired	(595,000)	$0.04
Warrants granted	7,968,803	$0.04
Warrants forfeited/expired	(7,968,803)	$0.04
Outstanding at December 31, 2015	13,372,803	$0.04

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our nonvested stock option and warrant activity for the years ended December 31, 2015 and 2014:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value

Non-vested stock options and warrants at January 1, 2014	375,551	$0.04
Granted during the period	350,000	$0.03
Vested during the period	(427,228)	$0.04
Non-vested stock options and warrants at December 31, 2014	298,323	$0.04
Granted during the period	1,600,000	$0.06
Vested during the period	(20,004)	$0.07
Non-vested stock options and warrants at December 31, 2015	1,878,319	$0.06

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2015	Life	Price	2015	Price

$0.03-0.07	13,372,803	9.04	$0.04	11,494,484	$0.04

As of December 31, 2015 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.There was no cash received from the exercise of stock options or warrants for the years ended December 31, 2015 or 2014.

At December 31, 2015 the aggregate intrinsic value of options and warrants outstanding was $289,101. The aggregate intrinsic value of options and warrants exercisable was $281,601. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2015 and 2014, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2015	2014
Numerator:
Net loss	$(1,656,782)	$(1,384,719)

Denominator:
Weighted average shares outstanding – basic and diluted	90,465,357	90,444,162

Loss per share - basic and diluted	$(0.02)	$(0.02)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	13,372,803	11,877,803

10. COMMITMENTS

Rent expense for all operating leases was $271,904 and $331,167 for the years ended December 31, 2015 and 2014, respectively. We have office lease commitments totaling $869,196 over the next five years, which include $222,763 in 2016, $180,071 in 2017, $178,785 in 2018, $181,125 in 2019, and $106,452 in 2020.

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2015	2014
Cash paid for
Interest	$1,065	$1,424
Cash received for
Interest	$1,549	$2,902

Cash paid for taxes	-	$50,189

