Form 10-Q
period 2016-03-31
QUOTEMEDIA INC
filed 2016-05-13
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

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

The Registrant has 90,477,798 shares of common stock outstanding as at May 4, 2016.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$318,101	$251,834
Accounts receivable, net	424,128	419,098
Prepaid expenses	79,980	82,285
Other current assets	61,689	47,287
Total current assets	883,898	800,504

Deposits	20,036	18,971
Property and equipment, net	1,379,202	1,403,765
Goodwill	110,000	110,000
Intangible assets	75,047	76,531
Total assets	$2,468,183	$2,409,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	1,506,778	$1,309,746
Deferred revenue	549,363	607,024
Total current liabilities	2,056,141	1,916,770

Long-term portion of amounts due to related parties	9,901,146	9,436,923

Stockholders' deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 and 90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	9,308,715	9,301,338
Accumulated deficit	(18,888,298)	(18,335,739)
Total stockholders' deficit	(9,489,104)	(8,943,922)

Total liabilities and stockholders' deficit	2,468,183	$2,409,771

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2016	2015

LICENSING FEES	$2,168,866	$2,188,317

COST OF REVENUE	1,283,138	1,261,398

GROSS PROFIT	885,728	926,919

OPERATING EXPENSES

Sales and marketing	363,091	380,680
General and administrative	499,989	483,418
Software development	221,681	260,340
Total operating expenses	1,084,761	1,124,438

OPERATING LOSS	(199,033)	(197,519)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	(113,605)	97,998
Interest expense (related party)	(239,193)	(209,251)
Total other income and (expenses)	(352,798)	(111,253)

LOSS BEFORE INCOME TAXES	(551,831)	(308,772)

Income tax expense	(728)	(808)

NET LOSS	$(552,559)	$(309,580)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,477,798	90,444,162

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2016	2015

Operating activities:

Net loss	$(552,559)	$(309,580)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	216,116	222,129
Bad debt expense	19,080	18,991
Stock-based compensation expense	7,377	3,900
Changes in assets and liabilities:
Accounts receivable	(24,110)	(79,995)
Prepaid expenses	2,305	(17,494)
Other current assets	(14,402)	7,883
Deposits	(1,065)	1,365
Accounts payable and amounts due to related parties	661,255	187,321
Deferred revenue	(57,661)	(17,935)
Net cash provided by operating activities	256,336	16,585

Investing activities:

Purchase of fixed assets	(17,191)	(68,724)
Capitalized application software	(172,878)	(175,217)
Net cash used in investing activities	(190,069)	(243,941)

Net increase (decrease) in cash	66,267	(227,356)

Cash and equivalents, beginning of period	251,834	423,053

Cash and equivalents, end of period	$318,101	$195,697

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2016 through the filing of this report and determined no disclosures were required.

For the three months ended March 31, 2016, the Company has a net loss of $552,559 and has a working capital deficit of $1,172,243. The Company has a plan in place for the next 12 months to ensure ongoing expenditures are balanced with the expected growth rate, and believes cash on hand and cash generated will be sufficient to fund operations for the next 12 months. See Liquidity and Capital Resources in Item 2 below.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2015 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 30, 2016.

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

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all our company's operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in earnings in the period in which they occur.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $90,000 as at March 31, 2016 and December 31, 2015.

e) Accounting Pronouncements

Accounting Pronouncements Adopted During the Current Year

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard describes how an entity's management should assess whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management's plans, substantial doubt about an entity's going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management's plan alleviated this concern. If after considering management's plans, substantial doubt about an entity's going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity's going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management's plans to mitigate them. We adopted this standard on January 1, 2016. Our adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our Form 10-K for the year ending December 31, 2015, except for the following:

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We are currently evaluating the impact of adopting this ASU and expect this standard to not have a significant impact on our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2017. Early adoption is permitted.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

3. RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Purchase of business unit	$175,202	$159,790
Computer hosting services	83,230	60,122
Office rent	1,080,951	967,839
Other	17,276	17,276
Loan	934,417	894,952
Lead generation services	1,314,626	1,282,300
Due to Management	6,295,444	6,054,644
	$9,901,146	$9,436,923

As a matter of policy all related party transactions are subject to review and approval by the Company's Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the March 31, 2016 balance sheet date. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. STOCK-BASED COMPENSATION

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

Total estimated stock-based compensation expense, related to all of the Company's stock-based awards, recognized for the three months ended March 31, 2016 and 2015 was comprised as follows:

	Three months ended March 31,
	2016	2015
Sales and marketing	$5,376	$1,899
General and administrative	2,001	2,001
Total stock-based compensation	$7,377	$3,900

At March 31, 2016 there was $92,077 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 4.21 years.

There was no stock option and warrant activity for the three months ended March 31, 2016. As of March 31, 2016 there were a total of 13,372,803 options and warrants outstanding at a weighted average exercise price of $0.04.

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2016:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at December 31, 2015	1,878,319	$0.06
Vested during the period	(255,001)	$0.03
Non-vested stock options and warrants at March 31, 2016	1,623,318	$0.06

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2016	Life	Price	2016	Price

$0.03-0.07	13,372,803	8.79	$0.04	11,749,485	$0.04

As at March 31, 2016 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2016 the aggregate intrinsic value of options and warrants outstanding and exercisable was $289,101. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

5. LOSS PER SHARE

The basic and diluted net loss per share was $(0.01) and $(0.00) per share for the three months ended March 31, 2016 and 2015, respectively. There were 13,372,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2016 and 2015 because they were anti-dilutive.

ITEM 2. Management's Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to "we", "our", "us", or "quotemedia" refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We also recently launched QModTM, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers SEO-ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

The Canadian dollar depreciated an average of 11% versus the U.S. dollar for the three months ending March 31, 2016 compared to the same period in 2015. This has resulted in lowering both our reported Canadian dollar revenues and expenses in the first quarter of 2016 compared to 2015 once translated into U.S. dollars. Approximately 26% of our revenues and 31% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar lowers our revenue figures, it has a positive impact on our bottom line.

Plan of operation

For the remainder of 2016 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through Quotestream ConnectTM, our new method of delivering realtime data feeds directly to individual users to power third party applications. Quotestream ConnectTM represents a huge opportunity for QuoteMedia in the coming year, as this allows QuoteMedia to retain Vendor of Record status with the exchanges in most cases – resulting in significant savings for our clients in resources and exchange fees.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is expected to be a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly web content.

Important new development projects for the remainder of 2016 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data, real-time forex coverage, and several premium news services.

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

Results of Operations

Revenue

	Three Months ended March 31,
	2016	2015	Change ($)	Change (%)

Corporate Quotestream	$662,801	$685,686	$(22,885)	(3)%
Individual Quotestream	367,056	405,897	(38,841)	(10)%
Total Portfolio Management Systems	1,029,857	1,091,583	(61,726)	(6)%
Interactive Content and Data Applications	1,139,009	1,096,734	42,275	4%
Total Licensing Revenue	$2,168,866	$2,188,317	$(19,451)	(1)%

Total licensing revenue decreased 1% when comparing the three months ended March 31, 2016 and 2015. When comparing the first quarter of 2016 to the comparative period in 2015, the average U.S. dollar exchange rate appreciated 11% versus the average Canadian dollar exchange rate. This resulted in lowering our reported Canadian dollar revenues in 2016 compared to 2015 once translated into U.S. dollars. Approximately 26% of our revenues are in Canadian dollars – had the exchange rate remained the same, our revenues would have shown an increase of approximately 2% compared to the first quarter of 2015.

Total Portfolio Management System revenue decreased by 6% when comparing the three month periods ended March 31, 2016 and 2015, due to a decrease in Corporate Quotestream Revenue and Individual Quotestream revenue.

Corporate Quotestream revenue decreased 3% from the comparative period in 2015 due to the average depreciation of the Canadian dollar. The depreciation of the Canadian dollar resulted in a 3.5% decrease in Corporate Quotestream revenue as approximately 36% of our Corporate Quotestream revenue is in Canadian dollars.

Our individual Quotestream revenue decreased by 10% from the comparative period in 2015. The decrease is due to a decrease in the number of subscribers from the comparative period and the average depreciation of the Canadian dollar. The depreciation of the Canadian dollar from the comparative period resulted in a 3.9% decrease in Individual Quotestream revenue as approximately 39% of our individual Quotestream revenue is in Canadian dollars.

Interactive Content and Data Application revenue increased 4% from the comparative period in 2015. The increase is due to an increase in average revenue per Interactive Content and Data Application client contract, offset by the average depreciation of Canadian dollar. The average depreciation of the Canadian dollar from the comparative period resulted in a 2% decrease in our Interactive Content and Data Application revenue as approximately 17% of our Interactive Content and Data Application revenue is in Canadian dollars.

Cost of Revenue and Gross Profit Summary

	2016	2015	Change ($)	Change (%)

Three months ended March 31,

Cost of revenue	$1,283,138	$1,261,398	$21,740	2%
Gross profit	$885,728	$926,919	$(41,191)	(4)%
Gross margin %	41%	42%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established and is available for general release to customers.

Cost of revenue increased 2% when comparing the three month periods ended March 31, 2016 and 2015. The increase was mainly due to increased stock exchange fees due to new and increased fees levied by a number of stock exchanges.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 41% for the three month period ended March 31, 2016 from 42% in the respective comparative period in 2015.

Operating Expenses Summary

	2016	2015	Change ($)	Change (%)

Three months ended March 31,

Sales and marketing	$363,091	$380,680	$(17,589)	(5)%
General and administrative	499,989	483,418	16,571	3%
Software development	221,681	260,340	(38,659)	(15)%
Total operating expenses	$1,084,761	$1,124,438	$(39,677)	(4)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased 5% for the three month period ended March 31, 2016 when compared to the same period in 2015. The decrease is mainly due to the 11% depreciation from the comparative quarter of the Canadian dollar versus the U.S. dollar, as the majority of our sales and marketing expenses are incurred in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, customer service outsourcing, insurance premiums, and professional fees. General and administrative expenses increased 3% for the three month period ended March 31, 2016 when compared to the same period in 2015. The increase is primarily due to hiring additional personnel since the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased 15% for the three month period ended March 31, 2016 when compared to the same period in 2015. The decrease was mainly due to the 11% average appreciation of the U.S. dollar from the comparative period, as our development expenses are incurred mainly in Canadian dollars.

We capitalized $172,878 of development costs for the three months ended March 31, 2016, compared to $175,217 for the same period in 2015. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2016	2015

Three months ended March 31,

Foreign exchange gain (loss)	$(113,605)	$97,998
Interest expense	(239,193)	(209,251)
Total other income and (expenses)	$(352,798)	$(111,253)

Foreign Exchange Gain (Loss)

We recognized foreign exchange loss of $113,605 for the three month period ended March 31, 2016, compared to foreign exchange gain of $97,998 for the same period in 2015. The foreign exchange loss for the three month period ended March 31, 2016 is due to the gain arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar appreciated 6.5% versus the U.S. dollar when comparing the rates at December 31, 2015 and March 31, 2016.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2016 due to additional accruals related to unpaid related party expenses incurred since the comparative period in 2015. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

For the three month period ended March 31, 2016, the Company recorded Canadian income tax expense of $728, compared to $808 in the comparative period in 2015.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2016 was $552,559 or $(0.01) per share compared to a net loss of $309,580 or $(0.00) per share for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our cash totaled $318,101 at March 31, 2016, as compared with $251,834 at December 31, 2015, a increase of $66,267. Net cash of $256,336 was provided by operations for the three months ended March 31, 2016, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2016 was $190,069 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2016.

Our current liabilities include deferred revenue of $549,363. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $9,901,146 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2016 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QuoteMedia, Inc.

Dated: May 13, 2016	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Financial Officer (Principal Accounting Officer)

