Form 10-Q
period 2016-06-30
QUOTEMEDIA INC
filed 2016-08-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Registrant has 90,477,798 shares of common stock outstanding as at August 9, 2016.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash	$410,310	$251,834
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $90,000 at June 30, 2016 and December 31, 2015, respectively	320,501	419,098
Prepaid expenses	59,241	82,285
Other current assets	74,268	47,287
Total current assets	864,320	800,504

Deposits	20,427	18,971
Property and equipment, net	1,392,098	1,403,765
Goodwill	110,000	110,000
Intangible assets	73,562	76,531
Total assets	$2,460,407	$2,409,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,514,618	$1,309,746
Deferred revenue	645,666	607,024
Total current liabilities	2,160,284	1,916,770

Long-term portion of Amounts due to related parties	10,250,113	9,436,923

Stockholders' deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 and 90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	9,316,092	9,301,338
Accumulated deficit	(19,356,561)	(18,335,739)
Total stockholders' deficit	(9,949,990)	(8,943,922)

Total liabilities and stockholders' deficit	$2,460,407	$2,409,771

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$2,188,192	$2,203,079	$4,357,058	$4,391,396

Cost of revenue	1,301,221	1,272,513	2,584,359	2,533,911

Gross profit	886,971	930,566	1,772,699	1,857,485

Operating expenses

Sales and marketing	383,111	637,953	746,202	1,018,633
General and administrative	496,026	512,853	996,015	996,271
Software development	238,315	249,768	459,996	510,108
	1,117,452	1,400,574	2,202,213	2,525,012

Operating loss	(230,481)	(470,008)	(429,514)	(667,527)

Other income and (expense)

Foreign exchange gain (loss)	7,720	(39,895)	(105,885)	58,103
Interest expense (related party)	(244,728)	(217,701)	(483,921)	(426,952)
	(237,008)	(257,596)	(589,806)	(368,849)

Loss before income taxes	(467,489)	(727,604)	(1,019,320)	(1,036,376)

Provision for income taxes	(774)	(812)	(1,502)	(1,620)

Net loss	$(468,263)	$(728,416)	$(1,020,822)	$(1,037,996)

Loss per share

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average shares outstanding

Basic and diluted	90,477,798	90,461,165	90,477,798	90,452,710

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015

Operating activities:

Net loss	$(1,020,822)	$(1,037,996)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	433,616	443,982
Bad debt expense	54,423	73,456
Stock-based compensation expense	14,754	290,328
Changes in assets and liabilities:
Accounts receivable	44,174	3,313
Prepaid expenses	23,044	(16,215)
Other current assets	(26,981)	(3,626)
Deposits	(1,456)	(1,574)
Accounts payable and amounts due to related parties	1,018,062	396,622
Deferred revenue	38,642	91,981
Net cash provided by operating activities	577,456	240,271

Investing activities:

Purchase of fixed assets	(69,774)	(86,341)
Capitalized application software	(349,206)	(345,598)
Net cash used in investing activities	(418,980)	(431,939)

Net increase (decrease) in cash	158,476	(191,668)

Cash and equivalents, beginning of period	251,834	423,053

Cash and equivalents, end of period	$410,310	$231,385

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of June 30, 2016 through the filing of this report and determined no disclosures were required.

For the six months ended June 30, 2016, the Company has a net loss of $1,020,822 and has a working capital deficit of $1,295,964. The Company has a plan in place for the next 12 months to ensure ongoing expenditures are balanced with the expected growth rate, and believes cash on hand and cash generated will be sufficient to fund operations for the next 12 months. See Liquidity and Capital Resources in Item 2 below.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as of June 30, 2016 and $90,000 as of December 31, 2015.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

3. RELATED PARTIES

The following table summarizes amounts due to related parties at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Purchase of business unit	$179,105	$159,790
Computer hosting services	102,344	60,122
Office rent	1,124,732	967,839
Other	17,276	17,276
Loan	951,497	894,952
Lead generation services	1,347,766	1,282,300
Due to Management	6,527,393	6,054,644
	$10,250,113	$9,436,923

The Company entered into a five year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,500 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of 410734 B.C. Ltd. The lease replaced the Company's office lease with Harrison Avenue Holdings Ltd. ("Harrison"), which expired April 30, 2016. The President and Chief Executive Officer of QuoteMedia, Ltd. is also a control person of Harrison.

The office lease commitments associated with the new office lease total $417,085 over the next five years, which include $45,667 in 2016, $90,897 in 2017, $91,809 in 2018, $93,507 in 2019, and $95,205 in 2020.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a matter of policy all related party transactions are subject to review and approval by the Company's Board of Directors. All amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the June 30, 2016 balance sheet date. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

4. STOCK-BASED COMPENSATION

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Total estimated stock-based compensation expense, related to all of the Company's stock-based awards, recognized for the three and six months ended June 30, 2016 and 2015 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sales and marketing	$5,376	$269,759	$10,752	$271,658
General and administrative	2,001	16,609	4,002	18,610
Development	-	60	-	60
Total stock-based compensation	$7,377	$286,428	$14,754	$290,328

At June 30, 2016 there was $84,700 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 3.97 years.

There was no stock option and warrant activity for the six months ended June 30, 2016. As of June 30, 2016 there were a total of 13,372,803 options and warrants outstanding at a weighted average exercise price of $0.04.

The following table summarizes our non-vested stock option and warrant activity for the six months ended June 30, 2016:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value

Non-vested stock options and warrants at December 31, 2015	1,878,319	$0.06
Vested during the period	(260,002)	$0.03
Non-vested stock options and warrants at June 30, 2016	1,618,317	$0.06

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2016	Life	Price	2016	Price

$0.03-0.07	13,372,803	8.54	$0.04	11,754,486	$0.04

As at June 30, 2016 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At June 30, 2016 the aggregate intrinsic value of options and warrants outstanding was $1,358,426. At June 30, 2016 the aggregate intrinsic value of options and warrants exercisable was $1,229,052. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

5. LOSS PER SHARE

The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the three months ended June 30, 2016 and 2015, respectively. The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the six months ended June 30, 2016 and 2015, respectively. There were 13,372,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and six months ended June 30, 2016, because they were anti-dilutive. There were 11,772,803 stock options and warrants excluded from the calculation of dilutive loss per share for the comparative three and six months ended June 30, 2015, because they were anti-dilutive.

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

The Canadian dollar depreciated an average of 5% and 8% versus the U.S. dollar for the three and six months ending June 30, 2016 compared to the same periods in 2015. This has resulted in lowering both our reported Canadian dollar revenues and expenses in the first two quarters of 2016 compared to 2015 once translated into U.S. dollars. Approximately 26% of our revenues and 31% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar lowers our revenue figures, it has a positive impact on our bottom line.

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

Results of Operations

Revenue

	2016	2015	Change ($)	Change (%)

Three months ended June 30,

Corporate Quotestream	$690,246	$675,037	$15,209	2%
Individual Quotestream	385,273	408,764	(23,491)	(6)%
Total Portfolio Management Systems	1,075,519	1,083,801	(8,282)	(1)%
Interactive Content and Data Applications	1,112,673	1,119,278	(6,605)	(1)%
Total Licensing Revenue	$2,188,192	$2,203,079	$(14,887)	(1)%

Six months ended June 30,

Corporate Quotestream	$1,353,047	$1,360,723	$(7,676)	(1)%
Individual Quotestream	752,329	814,661	(62,332)	(8)%
Total Portfolio Management Systems	2,105,376	2,175,384	(70,008)	(3)%
Interactive Content and Data Applications	2,251,682	2,216,012	35,670	2%
Total Licensing Revenue	$4,357,058	$4,391,396	$(34,338)	(1)%

Total licensing revenue decreased 1% when comparing the three and six months ended June 30, 2016 and 2015. Our revenue was negatively impacted by the change in average exchange rates from the comparative periods in 2015. The Canadian dollar depreciated 4.8% and 7.9% versus the U.S. dollar for the three and six months ended June 30, 2016 when compared to the average exchange rates of the same periods in 2015. This resulted in lowering our reported Canadian dollar revenues by approximately $26,000 and $90,000 for the three and six month periods ended June 30, 2016 once translated into U.S. dollars. Had exchange rates remained unchanged from the comparative periods, revenue would have increased 1% when comparing the three and six months ended June 30, 2016 and 2015.

Our Portfolio Management System revenue decreased by a total of $8,282 (1%) when comparing the three month periods ended June 30, 2016 and 2015. Portfolio Management System revenue decreased by a total of $70,008 (3%) when comparing the six month periods ended June 30, 2016 and 2015.

Corporate Quotestream revenue increased $15,209 (2%) for the three month period ended June 30, 2016 from the comparative period in 2015. Corporate Quotestream revenue decreased $7,676 (1%) when comparing the six month periods ended June 30, 2016 and 2015. Revenue increases due to new contracts signed since the comparative periods were offset by the average depreciation of the Canadian dollar resulting in relatively small changes in Corporate Quotestream revenue from the comparative periods. The depreciation of the Canadian dollar resulted in a 2% and 3% decrease in Corporation Quotestream revenue for the three and six month periods from the comparative periods as approximately 34% of our Corporate Quotestream revenue is in Canadian dollars.

Individual Quotestream revenue decreased $23,491 (6%) and $62,332 (8%) from the three and six month comparative periods in 2015. The decreases resulted from fewer subscribers than the comparative periods and from the depreciation of the Canadian dollar. The average depreciation of the Canadian dollar resulted in a 2% and 3% decrease in Individual Quotestream revenue for the three and six month periods ended June 30, 2016 as approximately 41% of our individual Quotestream revenue is in Canadian dollars.

Interactive Content and Data Application revenue decreased $6,605 (1%) when comparing the three month periods ended June 30, 2016 and 2015. Interactive Content and
Data Application revenue increased $35,670 (2%) when comparing the six month periods ended June 30, 2016 and 2015.

Increases in average revenue per Interactive Content and Data Application client contracts were offset by the average depreciation of Canadian dollar resulting in relatively small changes in Interactive Content and Data Application revenue from the comparative periods. The average depreciation of the Canadian dollar from the comparative period resulted in a 1% decrease in our Interactive Content and Data Application revenue for the three and six month periods ended June 30, 2016 as approximately 17% of our Interactive Content and Data Application revenue is in Canadian dollars.

Cost of Revenue and Gross Profit Summary

	2016	2015	Change ($)	Change (%)

Three months ended June 30,

Cost of revenue	$1,301,221	$1,272,513	$28,708	2%
Gross profit	$886,971	$930,566	$(43,595)	(5)%
Gross margin %	41%	42%

Six months ended June 30,

Cost of revenue	$2,584,359	$2,533,911	$50,448	2%
Gross profit	$1,772,699	$1,857,485	$(84,786)	(5)%
Gross margin %	41%	42%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 2% when comparing the three and six month periods ended June 30, 2016 and 2015. We incurred increased financial content fees from the comparative periods due to new and increased fees levied by a number of content providers, offset by the cost savings from switching data line vendors.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentages of 41% for the three and six month periods ended June 30, 2016 compared to 42% in the respective periods in 2015.

Operating Expenses Summary

	2016	2015	Change ($)	Change (%)

Three months ended June 30,

Sales and marketing	$383,111	$637,953	$(254,842)	(40)%
General and administrative	496,026	512,853	(16,827)	(3)%
Software development	238,315	249,768	(11,453)	(5)%
Total operating expenses	$1,117,452	$1,400,574	$(283,122)	(20)%

Six months ended June 30,

Sales and marketing	$746,202	$1,018,633	$(272,431)	(27)%
General and administrative	996,015	996,271	(256)	(0)%
Software development	459,996	510,108	(50,112)	(10)%
Total operating expenses	$2,202,213	$2,525,012	$(322,799)	(13)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased $254,842 (40%) and $272,431 (27%) when comparing the three and six month periods ended June 30, 2016 and 2015.

The decreases from the prior periods are due to the extension of stock options and warrants in May 2015. On May 15, 2015, the Company extended the term of a total of 8,458,803 options and warrants. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015. Of the $278,828 stock-based compensation expense recognized, $268,493 was classified as sales and marketing expense.

The decreases from the comparative periods were also due to the depreciation of the Canadian dollar versus the U.S. dollar from the comparative periods, as the majority of our sales and marketing expenses are incurred in Canadian dollars.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, decreasing $16,827 (3%) and $256 (0%) for the three and six month periods ended June 30, 2016.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $11,453 (5%) for the three month period ended June 30, 2016 and $50,112 (10%) for the six month period ended June 30, 2016 when compared to the same periods in 2015. The decreases from the comparative periods are due mainly to the depreciation of the Canadian dollar, as our development expenses are incurred mainly in Canadian dollars.

We capitalized $176,328 and $349,206 of development costs for the three and six months ended June 30, 2016, compared to $170,381 and $345,598 for the same periods in 2015. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2016	2015

Three months ended June 30,

Foreign exchange gain (loss)	$7,720	$(39,895)
Interest expense	(244,728)	(217,701)
Total other income and (expenses)	$(237,008)	$(257,596)

Six months ended June 30,

Foreign exchange gain (loss)	$(105,885)	$58,103
Interest expense	(483,921)	(426,952)
Total other income and (expenses)	$(589,806)	$(368,849)

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

We recognized foreign exchange gain of $7,720 and a loss of $105,885 for the three and six month periods ended June 30, 2016, compared to a foreign exchange loss of $39,895 and a gain of $58,103 for the same periods in 2015. The foreign exchange gain and loss for the three and six month periods ended June 30, 2016 arose primarily from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates.

The Canadian dollar depreciated 0.03% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2016 to the rate at March 31, 2016 resulting in a foreign exchange gain of $7,720 for the three months ended June 30, 2016. The Canadian dollar appreciated 6.2% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2016 to the rate at December 31, 2016 resulting in a foreign exchange loss of $105,885 for the six months ended June 30, 2016.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and six month periods ended June 30, 2016 due to additional borrowings compared to the same periods in 2015. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and six month periods ended June 30, 2016, the Company recorded Canadian income tax expense of $774 and $1,502, compared to $812 and $1,620 in the comparative periods in 2015.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended June 30, 2016 was $(468,263) or $(0.01) per share compared to a net loss of $(728,416) or $(0.01) per share for the three months ended June 30, 2015. The net loss for the six months ended June 30, 2016 was $(1,020,822) or $(0.01) per share compared to a net loss of $(1,037,996) or $(0.01) per share for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our cash totaled $410,310 at June 30, 2016, as compared with $251,834 at December 31, 2015, an increase of $158,476. Net cash of $577,456 was provided by operations for the six months ended June 30, 2016, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the six months ended June 30, 2016 was $418,980 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended June 30, 2016.

Our current liabilities include deferred revenue of $645,666. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $10,250,113 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2016 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 12, 2016

By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)

