Form 10-Q
period 2016-09-30
QUOTEMEDIA INC
filed 2016-11-15
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Registrant has 90,477,798 shares of common stock outstanding as at November 2, 2016.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash	$184,439	$251,834
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $90,000 at September 30, 2016 and December 31, 2015, respectively	350,673	419,098
Prepaid expenses	38,016	82,285
Other current assets	98,609	47,287
Total current assets	671,737	800,504

Deposits	20,226	18,971
Property and equipment, net	1,392,080	1,403,765
Goodwill	110,000	110,000
Intangible assets	72,078	76,531
Total assets	$2,266,121	$2,409,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,344,770	$1,309,746
Deferred revenue	617,636	607,024
Total current liabilities	1,962,406	1,916,770

Long-term portion of amounts due to related parties	10,565,760	9,436,923

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 and 90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	9,366,802	9,301,338
Accumulated deficit	(19,719,326)	(18,335,739)
Total stockholders’ deficit	(10,262,045)	(8,943,922)
Total liabilities and stockholders’ deficit	$2,266,121	$2,409,771

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$2,224,690	$2,152,977	$6,581,748	$6,544,373

Cost of revenue	1,232,956	1,322,549	3,817,315	3,856,460

Gross profit	991,734	830,428	2,764,433	2,687,913

Operating expenses

Sales and marketing	384,572	357,008	1,130,774	1,375,641
General and administrative	480,218	440,493	1,476,233	1,436,764
Software development	248,387	231,651	708,383	741,759
	1,113,177	1,029,152	3,315,390	3,554,164

Operating loss	(121,443)	(198,724)	(550,957)	(866,251)

Other income and (expense)

Foreign exchange gain (loss)	23,402	126,289	(82,483)	184,392
Interest expense (related party)	(263,957)	(223,208)	(747,878)	(650,160)
	(240,555)	(96,919)	(830,361)	(465,768)

Loss before income taxes	(361,998)	(295,643)	(1,381,318)	(1,332,019)

Provision for income taxes	(767)	(764)	(2,269)	(2,384)

Net loss	$(362,765)	$(296,407)	$(1,383,587)	$(1,334,403)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.02)	(0.01)

Weighted average shares outstanding

Basic and diluted	90,477,798	90,477,798	90,477,798	90,461,165

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015

Operating activities:

Net loss	$(1,383,587)	$(1,334,403)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	649,523	664,370
Bad debt expense	58,187	92,608
Stock-based compensation expense	65,464	294,228
Changes in assets and liabilities:
Accounts receivable	10,238	(55,937)
Prepaid expenses	44,269	1,945
Other current assets	(51,322)	(5,387)
Deposits	(1,255)	(224)
Accounts payable and amounts due to related parties	1,163,861	626,932
Deferred revenue	10,612	58,717
Net cash provided by operating activities	565,990	342,849

Investing activities:

Purchase of fixed assets	(116,002)	(99,692)
Capitalized application software	(517,383)	(500,491)
Net cash used in investing activities	(633,385)	(600,183)

Net decrease in cash	(67,395)	(257,334)

Cash and equivalents, beginning of period	251,834	423,053

Cash and equivalents, end of period	$184,439	$165,719

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2016 through the filing of this report and determined no disclosures were required.

For the nine months ended September 30, 2016, the Company has a net loss of $1,383,587 and has a working capital deficit of $1,290,669. The Company has a plan in place for the next 12 months to ensure ongoing expenditures are balanced with the expected growth rate, and believes cash on hand and cash generated will be sufficient to fund operations for the next 12 months. See Liquidity and Capital Resources in Item 2 below.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as of September 30, 2016 and $90,000 as of December 31, 2015.

e) Accounting Pronouncements

Accounting Pronouncements Adopted During the Current Year

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement of debt issuance costs. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them. We adopted this standard on January 1, 2016. Our adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The main purpose of this update is to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Purchase of business unit	$181,416	$159,790
Computer hosting services	120,717	60,122
Office rent	1,106,370	967,839
Other	17,276	17,276
Loan	978,067	894,952
Lead generation services	1,381,742	1,282,300
Due to Management	6,780,172	6,054,644
	$10,565,760	$9,436,923

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company entered into a five year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,500 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of 410734 B.C. Ltd. The lease replaced the Company’s office lease with Harrison Avenue Holdings Ltd. (“Harrison”), which expired April 30, 2016. The President and Chief Executive Officer of QuoteMedia, Ltd. is also a control person of Harrison. At September 30, 2016, $7,500 was due to 410734 B.C. Ltd and included in accounts payable and accrued liabilities.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. Substantially all amounts due to related parties have been classified as non-current liabilities as we do not expect to repay amounts due to related parties within a year of the September 30, 2016 balance sheet date. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2016 and 2015 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales and marketing	$5,376	$1,899	$16,128	$273,557
General and administrative	45,334	2,001	49,336	20,611
Development	-	-	-	60
Total stock-based compensation	$50,710	$3,900	$65,464	$294,228

At September 30, 2016 there was $153,990 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 2.73 years.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We calculate the fair value of stock options and warrants granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected dividend yield	-	N/A	-	-
Expected stock price volatility	243%	N/A	243%	267%
Risk-free interest rate	4%	N/A	4%	4%
Expected life of options	5.00	N/A	5.00	5.00
Weighted average fair value of options and warrants granted	$0.04	N/A	$0.04	$0.11

The following table represents stock option and warrant activity for the nine months ended September 30, 2016:

		Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at December 31, 2015	13,372,803	$0.04

Warrants granted	3,000,000	$0.04
Outstanding at September 30, 2016	16,372,803	$0.04

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2016:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2015	1,878,319	$0.06
Granted during the period	3,000,000	$0.04
Vested during the period	(1,265,003)	$0.04
Non-vested stock options and warrants at
September 30, 2016	3,613,316	$0.05

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2016	Life	Price	2016	Price

$0.03-0.07	16,372,803	8.59	$0.04	12,759,487	$0.04

As at September 30, 2016 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2016 the aggregate intrinsic value of options and warrants outstanding was $340,101. At September 30, 2016 the aggregate intrinsic value of options and warrants exercisable was $306,101. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

5. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) and $(0.00) per share for the three months ended September 30, 2016 and 2015, respectively. The basic and diluted net loss per share was $(0.02) and $(0.01) per share for the nine months ended September 30, 2016 and 2015, respectively. There were 16,372,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2016, because they were anti-dilutive. There were 11,772,803 stock options and warrants excluded from the calculation of dilutive loss per share for the comparative three and nine months ended September 30, 2015, because they were anti-dilutive.

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

We have three general product lines: Interactive Content and Data Applications, Data Feed Services, and Portfolio Management Systems. For financial reporting purposes, our product categories share similar economic characteristics therefore they are combined into one reporting segment.

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We also recently launched QModTM, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers search engine optimized (SEO) ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution to be offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. For financial reporting purposes, Data Feed Services revenue is included in the Interactive Content and Data Applications revenue totals.

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

The Canadian dollar depreciated an average of 5% versus the U.S. dollar for the nine months ending September 30, 2016 compared to the same period in 2015. This has resulted in lowering both our reported Canadian dollar revenues and expenses in the first three quarters of 2016 compared to 2015 once translated into U.S. dollars. Approximately 26% of our revenues and 31% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar lowers our revenue figures, it has a positive impact on our bottom line.

Plan of operation

For the remainder of 2016 and for 2017 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through Quotestream ConnectTM, our new method of delivering realtime data feeds directly to individual users to power third party applications. Quotestream ConnectTM represents a huge opportunity for QuoteMedia in the coming year, as this allows QuoteMedia to retain Vendor of Record status with the exchanges in most cases – resulting in significant savings for our clients in resources and exchange fees.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is expected to be a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

Important new development projects for the remainder of 2016 and for 2017 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data, real-time forex coverage, and several premium news services.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) will also be a priority in the coming year.

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

Results of Operations

Revenue

	2016	2015	Change ($)	Change (%)

Three months ended September 30,

Corporate Quotestream	$699,704	$652,426	$47,278	7%
Individual Quotestream	382,435	389,810	(7,375)	(2)%
Total Portfolio Management Systems	1,082,139	1,042,236	39,903	4%
Interactive Content and Data Applications	1,142,551	1,110,741	31,810	3%
Total Licensing Revenue	$2,224,690	$2,152,977	$71,713	3%

Nine months ended September 30,
Corporate Quotestream	$2,052,750	$2,013,149	$39,601	2%
Individual Quotestream	1,134,764	1,204,471	(69,707)	(6)%
Total Portfolio Management Systems	3,187,514	3,217,620	(30,106)	(1)%
Interactive Content and Data Applications	3,394,234	3,326,753	67,481	2%
Total Licensing Revenue	$6,581,748	$6,544,373	$37,375	1%

Total licensing revenue increased 3% and 1% when comparing the three and nine months ended September 30, 2016 and 2015, mostly due to increases in Interactive Content and Data Application revenue.

Our Portfolio Management System revenue increased by a total of $39,903 (4%) when comparing the three month periods ended September 30, 2016 and 2015. Portfolio Management System revenue decreased by a total of $30,106 (1%) when comparing the nine month periods ended September 30, 2016 and 2015.

Corporate Quotestream revenue increased $47,278 (7%) for the three month period ended September 30, 2016 from the comparative period in 2015. Corporate Quotestream revenue increased $39,601 (2%) when comparing the nine month periods ended September 30, 2016 and 2015. The revenue increases were due to new Corporate Quotestream contracts signed since the comparative periods offset by the average depreciation of the Canadian dollar.

Individual Quotestream revenue decreased $7,375 (2%) and $69,707 (6%) from the three and nine month comparative periods in 2015. The decreases resulted from fewer subscribers than the comparative periods and from the average depreciation of the Canadian dollar.

Interactive Content and Data Application revenue, which includes Data Feed Services revenue, increased $31,810 (3%) when comparing the three month periods ended September 30, 2016 and 2015. Interactive Content and Data Application revenue increased $67,481 (2%) when comparing the nine month periods ended September 30, 2016 and 2015. The increases from the comparative periods were due to an increase in average revenue per Interactive Content and Data Application client contract.

Cost of Revenue and Gross Profit Summary

	2016	2015	Change ($)	Change (%)

Three months ended September 30,

Cost of revenue	$1,232,956	$1,322,549	$(89,593)	(7)%
Gross profit	$991,734	$830,428	$161,306	19%
Gross margin %	45%	39%

Nine months ended September 30,

Cost of revenue	$3,817,315	$3,856,460	$(39,145)	(1)%
Gross profit	$2,764,433	$2,687,913	$76,520	3%
Gross margin %	42%	41%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue decreased 7% and 1% when comparing the three and nine month periods ended September 30, 2016 and 2015. The decreases from the comparative periods were mainly due to cost savings from switching data line vendors and a credit received in September 2016 for the overbilling of stock exchange fees from June 2015 to September 2016.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentages of 45% and 42% for the three and nine month periods ended September 30, 2016 compared to 39% and 41% in the respective periods in 2015.

Operating Expenses Summary

	2016	2015	Change ($)	Change (%)

Three months ended September 30,

Sales and marketing	$384,572	$357,008	$27,564	8%
General and administrative	480,218	440,493	39,725	9%
Software development	248,387	231,651	16,736	7%
Total operating expenses	$1,113,177	$1,029,152	$84,025	8%

Nine months ended September 30,

Sales and marketing	$1,130,774	$1,375,641	$(244,867)	(18)%
General and administrative	1,476,233	1,436,764	39,469	3%
Software development	708,383	741,759	(33,376)	(4)%
Total operating expenses	$3,315,390	$3,554,164	$(238,774)	(7)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased $27,564 (8%) and decreased $244,867 (18%) when comparing the three and nine month periods ended September 30, 2016 and 2015.

The increase for the three months ended September 30, 2016 was mainly due to increase in marketing salaries due to additional personnel hired since the comparative period.

The decrease for the nine month period ended September 30, 2016 from the prior period was due mainly to the extension of stock options and warrants on May 15, 2015 which impacted stock-based compensation expense in the comparative periods. The Company extended the term of a total of 8,458,803 options and warrants. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015. Of the $278,828 stock-based compensation expense recognized, $268,493 was classified as sales and marketing expense.

The decrease from the comparative nine month period was also due to the depreciation of the Canadian dollar versus the U.S. dollar from the comparative periods, as the majority of our sales and marketing expenses are incurred in Canadian dollars. The increase was offset by increase in marketing salaries due to additional personnel hired since the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $39,725 (9%) and $39,469 (3%) when comparing the three and nine month periods ended September 30, 2016 and 2015. The increases from the comparative periods in 2015 was mainly due to the stock-based compensation expense recognized in the third quarter of 2016 associated with warrants granted in August 2016.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications prior to the establishment of technological feasibility. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased $16,736 (7%) for the three month period ended September 30, 2016 and decreased $33,376 (4%) for the nine month period ended September 30, 2016 when compared to the same periods in 2015.

The increase for the three months ended September 30, 2016 was mainly due to increases in development salaries due to additional personnel hired since the comparative period.

The decrease for the nine month period ended September 30, 2016 was mainly due to the average depreciation of the Canadian dollar, as our development expenses are incurred mainly in Canadian dollars, offset by an increase in development salaries due to additional personnel hired since the comparative period.

We capitalized $168,177 and $517,383 of development costs for the three and nine months ended September 30, 2016, compared to $154,893 and $500,491 for the same periods in 2015. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2016	2015

Three months ended September 30,

Foreign exchange gain	$23,402	$126,289
Interest expense	(263,957)	(223,208)
Total other expenses	$(240,555)	$(96,919)

Nine months ended September 30,

Foreign exchange gain (loss)	$(82,483)	$184,392
Interest expense	(747,878)	(650,160)
Total other expenses	$(830,361)	$(465,768)

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

We recognized foreign exchange gain of $23,402 and foreign exchange loss of $82,483 for the three and nine month periods ended September 30, 2016, compared to foreign exchange gains of $126,289 and $184,392 for the same periods in 2015. The foreign exchange gain and loss for the three and nine month periods ended September 30, 2016 arose primarily from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates.

The Canadian dollar depreciated 1.2% versus the U.S. dollar when comparing the foreign exchange rate at September 30, 2016 to the rate at June 30, 2016 resulting in a foreign exchange gain of $23,402 for the three months ended September 30, 2016.

The Canadian dollar appreciated 5.1% versus the U.S. dollar when comparing the foreign exchange rate at September 30, 2016 to the rate at December 31, 2015 resulting in a foreign exchange loss of $82,483 for the nine months ended September 30, 2016.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2016 due to additional borrowings compared to the same periods in 2015. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2016, the Company recorded Canadian income tax expense of $767 and $2,269, compared to $764 and $2,384 in the comparative periods in 2015.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2016 was $(362,765) or $(0.00) per share compared to a net loss of $(296,407) or $(0.00) per share for the three months ended September 30, 2015. The net loss for the nine months ended September 30, 2016 was $(1,383,587) or $(0.02) per share compared to a net loss of $(1,334,403) or $(0.01) per share for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our cash totaled $184,439 at September 30, 2016, as compared with $251,834 at December 31, 2015, a decrease of $67,395. Net cash of $565,990 was provided by operations for the nine months ended September 30, 2016, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2016 was $633,385 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended September 30, 2016.

Our current liabilities include deferred revenue of $617,636. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

Our long term liabilities include $10,565,760 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2016 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC.

Dated: November 14, 2016	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)

