Form 10-K
period 2016-12-31
QUOTEMEDIA INC
filed 2017-03-31
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of March 6, 2017, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (52,883,478 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2016, was $7,403,687. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2016

SIGNATURES	34

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

 _________________________________________________________

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

QModTM– QuoteMedia’s proprietary web delivery system, called QMod, was created for secure market data provisioning as well as ease of integration and unlimited customization and responsiveness. QMod is an extensible market data component JavaScript library used to deliver market data content to Web platforms powered by JSON back-ends. With extensibility in mind, QMod can be utilized to build custom applications on demand for clients as well as continue to improve existing and new components with ease. The resulting widgets are mobile-ready, because they automatically re-size and optimize based on the type of device they are viewed on – whether a lap top, tablet, or any model of mobile phone. And, unlike competitive products, QMod is SEO friendly, providiong self-generating, automatically updating content that is optimized for search engine indexing – whereas the content and associated links delivered through most competitors’ widgets are essentially invisible to search engine web crawlers.

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

Trademarks, Domain Names and Intellectual Property

We own the trademarks for “QuoteMedia” and “Quotestream” and the domain names  www.quotemedia.com; www.quotestream.com; and www.quotestream.ca.  We will continue to own and protect these key assets into the future.

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

Employees

We currently have 55 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2017 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2016 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions and this trend may continue into 2017. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires June 30, 2020.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires July 31, 2020. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 30, 2021.

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

	High	Low

Year ended December 31, 2015:
First Quarter	$0.14	$0.03
Second Quarter	0.14	0.07
Third Quarter	0.09	0.04
Fourth Quarter	0.07	0.05

Year ended December 31, 2016:
First Quarter	$0.06	$0.03
Second Quarter	0.14	0.03
Third Quarter	0.14	0.04
Fourth Quarter	0.06	0.03

Year ended December 31, 2017:
First Quarter (through March 6, 2017)	$0.06	$0.04

As of March 6, 2017, there were approximately 310 holders of record of our common stock. As of March 6, 2017, the closing price for our common stock was $0.06.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2016.

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

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to three years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis.  Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or semi-annual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to three years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

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

The Canadian dollar depreciated an average of 4% versus the U.S. dollar for the year ended December 31, 2016 compared to the same period in 2015. This has resulted in lowering both our reported Canadian dollar revenues and expenses in 2016 compared to 2015 once translated into U.S. dollars. Approximately 26% of our revenues and 30% of our expenses are in Canadian dollars, so while the appreciation of the U.S. dollar lowers our revenue figures, it has a positive impact on our bottom line.

Plan of operation

For 2017 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through Quotestream Connect, our new method of delivering real time data feeds directly to individual users to power third party applications. Quotestream Connect represents a huge opportunity for QuoteMedia in the coming year, as this allows QuoteMedia to retain Vendor of Record status with the exchanges in most cases – resulting in significant savings for our clients in resources and exchange fees.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod isa major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

Important new development projects for 2017 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news feeds (including foreign language sources), expansion of fixed-income coverage, launching the HTML5 version of Quotestream, as well as a new Quotestream Mobile application, and the introduction of several new and upgraded market information products.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway, and will continue to be a priority in the coming year.

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

Capitalized Application Software

Capitalized software costs include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life. We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board (“FASB”) ASC 350-40, Internal-Use Software.

For the years ended December 31, 2016 and 2015, the Company capitalized $690,051 and $677,638 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2016 and 2015, amortization expenses associated with the internally developed application software was $757,864 and $791,475 respectively. At December 31, 2016, the remaining book value of the application software was $1,083,583.

Recent Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. In summary, revenue recognition would occur upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 to clarify principal versus agent considerations. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company beginning after December 31, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31,
	2016	2015	Change ($)	Change (%)

Corporate Quotestream	$2,769,344	$2,620,688	$148,656	6%
Individual Quotestream	1,519,201	1,577,511	(58,310)	(4)%
Total Portfolio Management Systems	$4,288,545	$4,198,199	$90,346	2%
Interactive Content and Data Applications	$4,581,610	$4,460,468	121,142	3%
Total Licensing Revenue	$8,870,155	$8,658,667	$211,488	2%

Licensing revenue has increased 2% when comparing the years ended December 31, 2016 and 2015. The increase is a result of an increase in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Total Portfolio Management System revenue increased by a total of 2% when comparing the years ended December 31, 2016 and 2015. Corporate Quotestream revenue increased 6% in 2016 from the comparative period in 2015 due to new contracts signed during 2016. Individual Quotestream revenue decreased 4% from the comparative period in 2015, resulting mainly from a decrease in the number of subscribers from the comparative period.

Interactive Content and Data Application revenue, which includes Data Feed Services revenue, increased 3% when comparing the years ended December 31, 2016 and 2015. The increase from the comparative period was due to an increase in average revenue per Interactive Content and Data Application client contract.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2016	2015	Change ($)	Change (%)

Cost of revenue	$5,073,340	$5,067,177	$6,163	(0)%

Gross profit	$3,796,815	$3,591,490	$205,325	6%

Gross margin %	43%	41%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs.

Cost of revenue remained relatively unchanged when comparing the years ended December 31, 2016 and 2015. The increase from the comparative period mainly due to increased variable stock exchange fees was offset by cost savings from switching data line vendors. Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 43% in 2016 from 41% in 2015.

Operating Expenses Summary

	Years ended December 31,
	2016	2015	Change ($)	Change (%)

Sales and marketing	$1,507,706	$1,696,428	$(188,722)	(11)%
General and administrative	1,966,713	1,876,123	90,590	5%
Software development	935,786	1,026,106	(90,320)	(9)%
Total operating expenses	$4,410,205	$4,598,657	$(188,452)	(4)%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses decreased $188,722 (11%) for the year ended December 31, 2016 when compared to fiscal 2015.

The decrease for the year ended December 31, 2016 from the prior period was due mainly to the extension of stock options and warrants on May 15, 2015 which impacted stock-based compensation expense in the comparative period. The Company extended the term of a total of 8,458,803 options and warrants. The extension of the options and warrants was accounted for as an exchange of the original awards for new awards. The incremental increase in fair value of the new awards resulted in additional stock-based compensation expenses totaling $278,828 that was recognized in full in May 2015. Of the $278,828 stock-based compensation expense recognized, $268,493 was classified as sales and marketing expense. The decrease in stock-based compensation was offset by an increase in marketing salaries due to additional personnel hired since the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased $90,590 (5%) for year ended December 31, 2016 when compared to fiscal 2015.

The increase from the comparative period in 2016 was mainly due to the stock-based compensation expense associated with warrants granted in August 2016 and increased website security expense.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased $90,320 (9%) for the year ended December 31, 2016 when compared to fiscal 2015. The decrease from the comparative period is due mainly to the 4% average depreciation of the Canadian dollar, as our development expenses are incurred mainly in Canadian dollars.

We capitalized $690,051 of development costs for the year ended December 31, 2016, compared to $677,638 in 2015. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2016	2015

Foreign exchange gain (loss)	$(50,516)	$234,651
Interest expense	(1,014,379)	(881,137)
Total other income and (expenses)	$(1,064,895)	$(646,486)

Foreign Exchange Gain (Loss)

We recognized a foreign exchange loss of $50,516 in 2016, compared to a foreign exchange gain of $234,651 in 2015. Exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. Gains and losses related to foreign exchange forward contracts are also included in foreign exchange gains and losses.

The foreign exchange loss in 2016 is due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as we have a net Canadian dollar liability and the Canadian dollar appreciated 3% versus the U.S. dollar from December 31, 2015 to December 31, 2016.

Interest Expense

Interest expense in 2016 was $1,014,379, compared to $881,137 in 2015. Interest expense increased for the year ended December 31, 2016 due to additional borrowings compared to the same period in 2015. Interest is accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

In 2016, the Company recorded Canadian income tax expense of $3,018, compared to a Canadian income tax expense of $3,129 in 2015.

Net Loss for the Period

As a result of the foregoing, net loss for the year ended December 31, 2016 was $(1,681,303) or $(0.02) per share compared to a net loss of $(1,656,782) or $(0.02) per share for the year ended December 31, 2015.

Liquidity and Capital Resources

Our cash totaled $271,700 at December 31, 2016, as compared with $251,834 at December 31, 2015, an increase of $19,866. Net cash of $844,320 was provided by operations for the year ended December 31, 2016, primarily due to noncash depreciation and the increase in accounts payable and amounts due to related parties. This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2016 was $824,454 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets.

Our current liabilities include $549,233 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2017 are minimal.

As of December 31, 2016, long-term liabilities consist of $10,903,439 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2017. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	74	Chairman of the Board

R. Keith Guelpa	70	President, Chief Executive Officer, and Director

David M. Shworan	49	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	50	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2016, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2016 and 2015 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2016	$192,000	-	-	-	$192,000
Chief Executive Officer,	2015	$192,000	-	-	-	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2016	$350,000	-	-	-	$350,000
Chief Executive Officer,	2015	$350,000	-	$266,400	-	$616,400
QuoteMedia, Ltd.

Keith J. Randall (5)	2016	$150,000	-	-	-	$150,000
Chief Executive Officer,	2015	$150,000	-	$4,500	-	$154,500
QuoteMedia, Inc.

__________________

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.

(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.

(3)	Mr. Guelpa is our President and Chief Executive Officer, and serves as our “Principal Executive Officer”.

(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2016 and 2015 was accrued but not paid. In May 2015, we extended the term of a total of 7,600,000 options and warrants held by Mr. Shworan. The expiration dates of the options and warrants were extended by ten years, and the exercise prices of the options and warrants remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the repriced and extended options and warrants.

(5)	Mr. Randall is our Chief Financial Officer, and serves as our “Principal Financial and Accounting Officer”. In May 2015, we extended the term of 150,000 options and warrants held by Mr. Randall. The expiration dates of the options were extended by ten years, and the exercise prices of the options remained unchanged. The amount included under the “Option Awards” column represents the incremental increase in fair value of the repriced and extended options.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2016. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2016, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 6, 2017 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	36,151,800	36.9%
R. Keith Guelpa (4)	7,741,061	8.6%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	693,976	0.8%

All directors and executive officers as a group	46,197,123	46.6%

5% Stockholders (7)	7,493,000	8.3%

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)	The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 6, 2017. The numbers and percentages shown include the shares of common stock actually owned as of March 6, 2017 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 6, 2017 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan's wife. Also includes 1,037,500 shares of common stock owned by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 10, “Executive Compensation – Employment Agreements.”

(4)	Represents 5,741,061 shares of our common stock owned by Mr. Guelpa and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife. Mr. Guelpa disclaims ownership of any shares of common stock or warrants held by his wife.

(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(6)	Represents 493,976 shares of common stock and vested options and warrants to acquire 200,000 shares of common stock.

(7)	Represents 2,671,000 shares of our common stock owned by Colin M. Gilbert and 4,671,000 shares owned by CMG Family Irrevocable Trust.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	4,820,000	$0.04	7,829,628

Equity Compensation Plans not approved by stockholders	11,552,803	$0.04	N/A
Total	16,372,803		7,829,628

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2016, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2016, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2016, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,820,000 options outstanding under the 2003 plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2016, the loan balance due to Bravenet including accrued interest at 10% is $997,072.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2016. At December 31, 2016, the balance due to Bravenet for the unpaid purchase price is $182,183 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,250 per month. At December 31, 2016, the balance due to Bravenet for unpaid computer hosting and maintenance services is $137,931. This amount includes interest accrued at 10%.

The Company entered into a five year office lease with 410734 B.C. Ltd. effective May 1, 2016 for $7,365 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of 410734 B.C. Ltd. At December 31, 2016, $7,365 was due to 410734 B.C. Ltd and included in amounts due to related parties. The lease replaced the Company’s office lease with Harrison Avenue Holdings Ltd. (“Harrison”), which expired April 30, 2016. The President and Chief Executive Officer of QuoteMedia, Ltd. is also a control person of Harrison. As of December 31, 2016, the balance due to Harrison for unpaid office rent is $1,113,079. This amount is included in amounts due to related parties and includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2016, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,416,574 including accrued interest at 10% per annum.

At December 31, 2016, the Company owed $7,039,324 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. Amounts due to related parties that have been classified as non-current liabilities are not expected to be repaid within a year of the December 31, 2016 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2016 and 2015 by Hein & Associates LLP, our principal accountants, are as follows:

	2016	2015

Audit Fees	$75,060	$69,667
Audit-Related Fees	$5,000	-
Tax Fees	-	-
All Other Fees	-	-

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

QUOTEMEDIA, INC.

Date: March 31, 2017	By:	/s/ R. Keith Guelpa
R. Keith Guelpa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 31, 2017
Robert J. Thompson

/s/ David M. Shworan	Director	March 31, 2017
David M. Shworan

/s/ Keith J. Randall	Vice President, Treasurer, Secretary, and Chief Financial Officer	March 31, 2017
Keith J. Randall	(Principal Financial and Accounting Officer)

/s/ R. Keith Guelpa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2017
R. Keith Guelpa

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quotemedia, Inc.

We have audited the accompanying consolidated balance sheets of QuoteMedia, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuoteMedia, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

March 31, 2017

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$271,700	$251,834
Accounts receivable, net	433,889	419,098
Prepaid expenses	74,949	82,285
Other current assets	103,345	47,287
Total current assets	883,883	800,504

Deposits	15,555	18,971
Property and equipment, net	1,372,940	1,403,765
Goodwill	110,000	110,000
Intangible assets	70,594	76,531

Total assets	$2,452,972	$2,409,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,499,827	$1,309,746
Deferred revenue	549,233	607,024
Current portion of amounts due to related parties	44,212	-
Total current liabilities	2,093,272	1,916,770

Long-term portion of amounts due to related parties	10,903,439	9,436,923

Commitments (Note 9)

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 90,477,798 and 90,477,798 shares issued
and outstanding	90,479	90,479
Additional paid-in capital	9,382,824	9,301,338
Accumulated deficit	(20,017,042)	(18,335,739)
Total stockholders’ deficit	(10,543,739)	(8,943,922)

Total liabilities and stockholders’ deficit	$2,452,972	$2,409,771

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2016	2015

LICENSING FEES	$8,870,155	$8,658,667

COST OF REVENUE	5,073,340	5,067,177

GROSS PROFIT	3,796,815	3,591,490

OPERATING EXPENSES

Sales and marketing	1,507,706	1,696,428
General and administrative	1,966,713	1,876,123
Software development	935,786	1,026,106
	4,410,205	4,598,657

OPERATING LOSS	(613,390)	(1,007,167)

OTHER INCOME AND (EXPENSE)

Foreign exchange gain (loss)	(50,516)	234,651
Interest expense - related party	(1,014,379)	(881,137)
	(1,064,895)	(646,486)

LOSS BEFORE INCOME TAXES	(1,678,285)	(1,653,653)

Income tax expense	(3,018)	(3,129)

NET LOSS	$(1,681,303)	$(1,656,782)

LOSS PER SHARE

Basic and diluted loss per share	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,477,798	90,465,357

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2016 and 2015

	Common Stock		Additional	Accumulated	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2015	90,444,162	$90,445	$8,998,192	$(16,678,957)	$(7,590,320)

Shares issued	33,636	34	3,666		3,700

Stock-based compensation	-	-	299,480	-	299,480

Net loss	-	-	-	(1,656,782)	(1,656,782)

Balance, December 31, 2015	90,477,798	$90,479	$9,301,338	$(18,335,739)	$(8,943,922)

Stock-based compensation	-	-	81,486	-	81,486

Net loss	-	-	-	(1,681,303)	(1,681,303)

Balance, December 31, 2016	90,477,798	$90,479	$9,382,824	$(20,017,042)	$(10,543,739)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2016	2015
OPERATING ACTIVITIES

Net loss	$(1,681,303)	$(1,656,782)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	861,216	882,236
Bad debt expense	93,741	108,306
Issuance of capital stock as compensation	-	3,700
Stock-based compensation expense	81,486	299,480
Changes in assets and liabilities:
Accounts receivable	(108,532)	(121,677)
Prepaid expenses	7,336	(33,300)
Other current assets	(56,058)	(6,347)
Deposits	3,416	302
Accounts payable and amounts due to related parties	1,700,809	1,098,850
Deferred revenue	(57,791)	47,810
Net cash provided by operating activities	844,320	622,578

INVESTING ACTIVITIES

Purchase of fixed assets	(134,403)	(116,159)
Capitalized application software	(690,051)	(677,638)
Net cash used in investing activities	(824,454)	(793,797)

Net increase (decrease) in cash	19,866	(171,219)

Cash, beginning of year	251,834	423,053

Cash, end of year	$271,700	$251,834

See supplementary information (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 and $90,000 at December 31, 2016 and 2015 respectively. Bad debt expense for the years ended December 31, 2016 and 2015 were $93,741 and $108,306 respectively.

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

Capitalized software costs include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2016 and 2015.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2016 and 2015 all common stock equivalents were anti-dilutive.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the years ended December 31, 2016 and 2015 was comprised as follows:

	2016	2015

Sales and marketing	$21,504	$280,508
General and administrative	59,982	18,912
Development	-	60
Total stock-based compensation	$81,486	$299,480

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 there was $137,968 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.39 years.

We calculate the fair value of stock options granted under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2016	2015

Expected dividend yield	-	-
Expected stock price volatility	243%	257%
Risk-free interest rate	4%	4%
Expected life of options	5.0	5.0
Weighted average fair value of options and
warrants granted	$0.04	$0.10

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2016, the Company recorded Canadian income tax expense of $3,018. In 2015 the Company recorded Canadian income tax expense of $3,129 (see Note 6).

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

k) Software development expenses

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications. The Company expensed $935,786 and $1,026,106 in software development costs during the years ended December 31, 2016 and 2015, respectively (see Note 3).

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n) Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. In summary, revenue recognition would occur upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 to clarify principal versus agent considerations. We are currently evaluating the impact of adopting this ASU and do not expect this standard to have a significant impact on our consolidated financial statements and related disclosures.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company beginning after December 31, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          LIQUIDITY

The Company has an accumulated deficit of $20,017,042 as of December 31, 2016, and for the year ended December 31, 2016 had a net loss of $1,681,303. As a result, there are concerns about the liquidity of our company at December 31, 2016. The following discussion addresses those concerns.

Net cash of $844,320 was provided by operating activities, and although we have a working capital deficit of $1,209,389 as of December 31, 2016, current liabilities include $549,233 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2016 are minimal.

As of December 31, 2016, long-term liabilities consist of $10,903,439 due to related parties which are classified as long term because we do not expect to repay amounts owed to related parties during 2016. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

3.          PROPERTY AND EQUIPMENT

As of December 31,	2016	2015

Computer equipment	$955,681	$836,294
Office furniture and equipment	69,115	66,108
Leasehold improvements	58,464	46,455
Capitalized application software	7,050,550	6,360,499
Total property and equipment	8,133,810	7,309,356
Less: accumulated depreciation	(6,760,870)	(5,905,591)
Property and equipment, net	$1,372,940	$1,403,765

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015, the Company capitalized $690,051 and $677,638 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2016 and 2015, amortization expenses associated with the internally developed application software was $757,864 and $791,475 respectively. At December 31, 2016, the remaining book value of the capitalized application software was $1,083,583.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2016 and 2015 was $97,415 and $84,824 respectively.

4.          INTANGIBLE ASSETS

As of December 31,	2016	2015

Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	108,085	108,085
Domain names	10,652	10,652
	128,737	128,737
Less: accumulated amortization	(58,143)	(52,206)
Amortized intangible assets, net	70,594	76,531
Unamortized intangible assets:
Goodwill associated with purchase of business unit	110,000	110,000
Total intangible assets, net	$180,594	$186,531

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $5,937 for the years ended December 31, 2016 and 2015. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2016 we have not had any goodwill impairment.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2017	$5,937
For year ending December 31, 2018	5,937
For year ending December 31, 2019	5,937
For year ending December 31, 2020	5,937
For year ending December 31, 2021	5,937
For years thereafter	40,909
Total	$70,594

5.          RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Current	Long-term	Current	Long-term

Purchase of business unit	$-	$182,183	$-	$159,790
Computer hosting services	-	137,931	-	60,122
Office rent	7,365	1,113,079	-	967,839
Other	36,847	17,276	-	17,276
Loan	-	997,072	-	894,952
Lead generation services	-	1,416,574	-	1,282,300
Due to Management	-	7,039,324	-	6,054,644
Total stock-based compensation	$44,212	$10,903,439	$-	$9,436,923

The Company has a loan agreement with Bravenet Web Services, Inc. (“Bravenet”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet. At December 31, 2016, the loan balance due to Bravenet including accrued interest at 10% is $997,072.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet has been accrued in amounts due to related parties and remains unpaid as of December 31, 2016. At December 31, 2016, the balance due to Bravenet for the unpaid purchase price is $182,183 which includes interest accrued at 10%.

Bravenet provides computer hosting and maintenance services to the Company for approximately $6,250 per month. At December 31, 2016, the balance due to Bravenet for unpaid computer hosting and maintenance services is $137,931. This amount includes interest accrued at 10%.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a five year office lease with 410734 B.C. Ltd. effective May 1, 2016 for $7,365 per month. The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of 410734 B.C. Ltd. At December 31, 2016, $7,365 was due to 410734 B.C. Ltd and included in amounts due to related parties. The lease replaced the Company’s office lease with Harrison Avenue Holdings Ltd. (“Harrison”), which expired April 30, 2016. The President and Chief Executive Officer of QuoteMedia, Ltd. is also a control person of Harrison. As of December 31, 2016, the balance due to Harrison for unpaid office rent is $1,113,079. This amount is included in amounts due to related parties and includes interest accrued at 10%.

From January 1, 2005 to November 30, 2006, Bravenet provided the Company customer promotion and lead generation services. At December 31, 2016, all amounts due to Bravenet for customer promotion and lead generation services have been accrued in amounts due to related parties and total $1,416,574 including accrued interest at 10% per annum.

At December 31, 2016, the Company owed $7,039,324 to officers of the Company for accrued salary and other amounts advanced to the Company.

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. Amounts due to related parties that have been classified as non-current liabilities are not expected to be repaid within a year of the December 31, 2016 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

6.          INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Tax benefit at the statutory rate of 34%	$(571,643)	$(562,242)
State income taxes, net of federal income tax	(51,448)	(50,602)
Stock-based compensation	27,705	101,823
Change in federal NOL	13,693	296
Expiration of state NOL	10,181	22,468
Change in valuation allowance and other	571,512	488,257
Canadian income tax expense	3,018	3,129
Income tax expense	$3,018	$3,129

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, the Company recorded Canadian income tax expense of $3,018. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $10,371,000 and $1,567,000 which expire in varying amounts through the year 2036.

The components of our deferred tax asset (liabilities) at December 31, 2016 and 2015 are as follows:

	2016	2015
Tax effect of net operating loss carryforward	$3,574,000	$3,487,000
Accrued liabilities	3,369,000	2,902,000
Property & equipment	(8,000)	(8,000)
Capitalized software	(402,000)	(427,000)
Other	45,000	33,000
Less valuation allowance	(6,578,000)	(5,987,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $591,000 for the year ended December 31, 2016.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2013-2016) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

7.          STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 nondesignated preferred shares at the Board of Directors’ discretion. As of December 31, 2016 no preferred shares have been issued.

b) Common stock

No shares of common stock were issued during the year ended December 31, 2016. During the year ended December 31, 2015, 33,636 shares of common stock were issued.

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

At December 31, 2016, there are a total of 17,500,000 options authorized for issuance under our stock option plans. There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant to the Company’s 2003 and 1999 Equity Incentive Compensation Plans respectively.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents stock option and warrant activity for the years ended December 31, 2016 and 2015:

	Options and Warrants	Weighted- Average Exercise Price

Outstanding at January 1, 2015	11,877,803	$0.04
Stock options granted	2,090,000	$0.05
Stock options forfeited/expired	(595,000)	$0.04
Warrants granted	7,968,803	$0.04
Warrants forfeited/expired	(7,968,803)	$0.04
Outstanding at December 31, 2015	13,372,803	$0.04
Warrants granted	3,000,000	$0.04
Outstanding at December 31, 2016	16,372,803	$0.04

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our nonvested stock option and warrant activity for the years ended December 31, 2016 and 2015:

	Options and Warrants	Weighted- Average Grant Date Fair Value
Non-vested stock options and warrants at
January 1, 2015	298,323	$0.04
Granted during the period	1,600,000	$0.06
Vested during the period	(20,004)	$0.07
Non-vested stock options and warrants at
December 31, 2015	1,878,319	$0.06
Granted during the period	3,000,000	$0.04
Vested during the period	(1,570,004)	$0.04
Non-vested stock options and warrants at
December 31, 2016	3,308,315	$0.05

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price

$0.03-0.07	16,372,803	8.34	$0.04	13,064,488	$0.04

As of December 31, 2016 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.There was no cash received from the exercise of stock options or warrants for the years ended December 31, 2016 or 2015.

At December 31, 2016 the aggregate intrinsic value of options and warrants outstanding was $193,373. The aggregate intrinsic value of options and warrants exercisable was $179,373. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

8.          LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2016 and 2015, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015
Numerator:
Net loss	$(1,681,303)	$(1,656,782)

Denominator:
Weighted average shares outstanding – basic and diluted	90,477,798	90,465,357

Loss per share - basic and diluted	$(0.02)	$(0.02)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	16,372,803	13,372,803

9.          COMMITMENTS

Rent expense for all operating leases was $266,967 and $271,904 for the years ended December 31, 2016 and 2015, respectively. We have office lease commitments totaling $1,079,546 over the next five years, which include $286,767 in 2017, $291,721 in 2018, $296,323 in 2019, $173,840 in 2020, and $30,895 in 2021.

The Company extended its office lease with A2Z Arizona Holdings VIII, LLC effective April 1, 2017 for an additional 39 months at approximately $1,600 per month. The office lease commitments associated with the extended office lease total $60,770 over the next four years, which include $13,069 in 2017, $18,351 in 2018, $18,895 in 2019, and $10,455 in 2020.

10.          SUPPLEMENTARY CASH FLOW INFORMATION

	2016	2015
Cash paid for
Interest	$1,214	$1,065
Cash received for
Interest	$46	$1,549

Cash paid for taxes	-	-

11.           SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined that no subsequent event activity required disclosure.

