Form 10-Q
period 2017-03-31
QUOTEMEDIA INC
filed 2017-05-11
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The Registrant has 90,477,798 shares of common stock outstanding as at May 1, 2017.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$406,339	$271,700
Accounts receivable, net	291,582	433,889
Prepaid expenses	59,315	74,949
Other current assets	112,336	103,345
Total current assets	869,572	883,883

Deposits	15,675	15,555
Property and equipment, net	1,359,960	1,372,940
Goodwill	110,000	110,000
Intangible assets	69,110	70,594
Total assets	$2,424,317	$2,452,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	1,477,499	$1,499,827
Deferred revenue	611,589	549,233
Current portion of amounts due to related parties	48,576	44,212
Total current liabilities	2,137,664	2,093,272

Long-term portion of amounts due to related parties	11,297,222	10,903,439

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares
authorized, 90,477,798 and 90,477,798 shares issued
and outstanding	90,479	90,479
Additional paid-in capital	9,398,199	9,382,824
Accumulated deficit	(20,499,247)	(20,017,042)
Total stockholders’ deficit	(11,010,569)	(10,543,739)

Total liabilities and stockholders’ deficit	2,424,317	$2,452,972

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2017	2016

LICENSING FEES	$2,288,453	$2,168,866

COST OF REVENUE	1,307,629	1,283,138

GROSS PROFIT	980,824	885,728

OPERATING EXPENSES

Sales and marketing	394,372	363,091
General and administrative	532,913	499,989
Software development	244,234	221,681
Total operating expenses	1,171,519	1,084,761

OPERATING LOSS	(190,695)	(199,033)

OTHER EXPENSES

Foreign exchange loss	(14,440)	(113,605)
Interest expense (related party)	(276,314)	(239,193)
Total other expenses	(290,754)	(352,798)

LOSS BEFORE INCOME TAXES	(481,449)	(551,831)

Income tax expense	(756)	(728)

NET LOSS	$(482,205)	$(552,559)

LOSS PER SHARE

Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,477,798	90,477,798

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017	2016

Operating activities:

Net loss	$(482,205)	$(552,559)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	209,830	216,116
Bad debt expense	30,343	19,080
Stock-based compensation expense	15,375	7,377
Changes in assets and liabilities:
Accounts receivable	111,964	(24,110)
Prepaid expenses	15,634	2,305
Other current assets	(8,991)	(14,402)
Deposits	(120)	(1,065)
Accounts payable and amounts due to related parties	375,819	661,255
Deferred revenue	62,356	(57,661)
Net cash provided by operating activities	330,005	256,336

Investing activities:

Purchase of fixed assets	(12,522)	(17,191)
Capitalized application software	(182,844)	(172,878)
Net cash used in investing activities	(195,366)	(190,069)

Net increase in cash	134,639	66,267

Cash and equivalents, beginning of period	271,700	251,834

Cash and equivalents, end of period	$406,339	$318,101

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2017 through the filing of this report and determined no disclosures were required.

For the three months ended March 31, 2017, the Company has a net loss of $482,205 and has a working capital deficit of $1,268,092. Our current liabilities include deferred revenue of $611,589. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long term liabilities include $11,297,222 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2016 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 31, 2017.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables, and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as at March 31, 2017 and December 31, 2016.

e) Accounting Pronouncements

Accounting Pronouncements Adopted During the Current Year

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update became effective for us in our fiscal year beginning January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. In summary, revenue recognition would occur upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 to clarify principal versus agent considerations. We are currently evaluating the impact of adopting this ASU and do not expect this standard to have a significant impact on our consolidated financial statements. We are still analyzing the impact on our related disclosures.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.   RELATED PARTIES

The following table summarizes amounts due to related parties at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Current	Long-term	Current	Long-term

Purchase of business unit	$-	$188,317	$-	$182,183
Computer hosting services	-	159,416	-	137,931
Office rent	7,426	1,150,505	7,365	1,113,079
Other	41,150	17,276	36,847	17,276
Loan	-	1,024,496	-	997,072
Lead generation services	-	1,452,284	-	1,416,574
Due to Management	-	7,304,928	-	7,039,324
Total stock-based compensation	$48,576	$11,297,222	$44,212	$10,903,439

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. Amounts due to related parties that have been classified as non-current liabilities are not expected to be repaid within a year of the March 31, 2017 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2017 and 2016 was comprised as follows:

	Three months ended March 31,
	2017	2016
Sales and marketing	$5,375	$5,376
General and administrative	10,000	2,001
Total stock-based compensation	$15,375	$7,377

At March 31, 2017 there was $122,592 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 2.14 years.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There was no stock option and warrant activity for the three months ended March 31, 2017. As of March 31, 2017 there were a total of 16,372,803 options and warrants outstanding at a weighted average exercise price of $0.04.

The following table summarizes our non-vested stock option and warrant activity for the three months ended March 31, 2017:

		Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value
Non-vested stock options and warrants at
December 31, 2016	3,308,315	$0.05
Vested during the period	(5,000)	$0.07
Non-vested stock options and warrants at
March 31, 2017	3,303,315	$0.05

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2017	Life	Price	2017	Price

$0.03-0.07	16,372,803	8.09	$0.04	13,069,488	$0.04

As at March 31, 2017 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At March 31, 2017 the aggregate intrinsic value of options and warrants outstanding was $193,373. The aggregate intrinsic value of options and warrants exercisable was $179,373. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

5.   LOSS PER SHARE

The basic and diluted net loss per share was $(0.01) and $(0.01) per share for the three months ended March 31, 2017 and 2016, respectively. There were 16,372,803 and 13,372,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three months ended March 31, 2017 and 2016 respectively, because they were anti-dilutive.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

We have three general product lines: Interactive Content and Data Applications, Data Feed Services, and Portfolio Management Systems. For financial reporting purposes, our product categories share similar economic characteristics and share costs therefore they are combined into one reporting segment.

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

In recent years, the depreciation of the Canadian dollar versus the U.S. dollar resulted in lowering both our reported Canadian dollar revenues and expenses once translated into U.S. dollars. The Canadian dollar has remained relatively stable versus the U.S. dollar in 2017 and exchange rate fluctuations had minimal impact on our financial results for the three months ended March 31, 2017 when compared to the same period in 2016.

Plan of operation

For the remainder of 2017 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through the addition of major new international data feed coverage.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

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

Results of Operations

Revenue

	Three Months ended March 31,
	2017	2016	Change ($)	Change (%)

Corporate Quotestream	$733,421	$662,801	$70,620	11%
Individual Quotestream	407,853	367,056	40,797	11%
Total Portfolio Management Systems	1,141,274	1,029,857	111,417	11%
Interactive Content and Data Applications	1,147,179	1,139,009	8,170	1%
Total Licensing Revenue	$2,288,453	$2,168,866	$119,587	6%

Total licensing revenue increased 6% when comparing the three months ended March 31, 2017 and 2016.

Total Portfolio Management System revenue increased by 11% when comparing the three month periods ended March 31, 2017 and 2016, due to an increase in both Corporate Quotestream Revenue and Individual Quotestream revenue.

Corporate Quotestream revenue increased 11% from the comparative period in 2016 due to new contracts signed since the comparative period and increases in the number of subscribers for existing clients.

Our individual Quotestream revenue increased by 11% from the comparative period in 2016. The increase is due to increases in the number of subscribers and average revenue per subscriber from the comparative period.

Interactive Content and Data Application revenue remained relatively unchanged, increasing 1% from the comparative period in 2016.

Cost of Revenue and Gross Profit Summary

	2017	2016	Change ($)	Change (%)

Three months ended March 31,

Cost of revenue	$1,307,629	$1,283,138	$24,491	2%
Gross profit	$980,824	$885,728	$95,096	11%
Gross margin %	43%	41%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs.

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs.

Cost of revenue increased 2% when comparing the three month periods ended March 31, 2017 and 2016. We incurred increased financial content fees from the comparative period due to new and increased fees levied by a number of content providers, offset by cost savings from switching data line vendors.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 43% for the three month period ended March 31, 2017 from 41% in the respective comparative period in 2016.

Operating Expenses Summary

	2017	2016	Change ($)	Change (%)

Three months ended March 31,

Sales and marketing	$394,372	$363,091	$31,281	9%
General and administrative	532,913	499,989	32,924	7%
Software development	244,234	221,681	22,553	10%
Total operating expenses	$1,171,519	$1,084,761	$86,758	8%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 9% for the three month period ended March 31, 2017 when compared to the same period in 2016. The increase is mainly due to the new sales and marketing personnel hired since the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, customer service outsourcing, insurance premiums, and professional fees. General and administrative expenses increased 7% for the three month period ended March 31, 2017, primarily due to increased professional fees and bad debt expenses when compared to the same period in 2016.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 10% for the three month period ended March 31, 2017 when compared to the same period in 2016. The increase was mainly due hiring additional development personnel since the comparative period.

We capitalized $182,844 of development costs for the three months ended March 31, 2017, compared to $172,878 for the same period in 2016. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2017	2016

Three months ended March 31,

Foreign exchange gain (loss)	$(14,440)	$(113,605)
Interest expense	(276,314)	(239,193)
Total other income and (expenses)	$(290,754)	$(352,798)

Foreign Exchange Gain (Loss)

We recognized foreign exchange loss of $14,440 for the three month period ended March 31, 2017, compared to foreign exchange loss of $113,605 for the same period in 2016. The foreign exchange loss for the three month period ended March 31, 2017 is due to the loss arising from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as we have a net Canadian dollar liability and the Canadian dollar appreciated 1% versus the U.S. dollar when comparing the rates at December 31, 2016 and March 31, 2017.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three months ended March 31, 2017 due to additional accruals related to unpaid related party expenses incurred since the comparative period in 2016. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

For the three month period ended March 31, 2017, the Company recorded Canadian income tax expense of $756, compared to $728 in the comparative period in 2016.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended March 31, 2017 was $482,205 or $(0.01) per share compared to a net loss of $552,559 or $(0.01) per share for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our cash totaled $406,339 at March 31, 2017, as compared with $271,700 at December 31, 2016, an increase of $134,639. Net cash of $330,005 was provided by operations for the three months ended March 31, 2017, primarily due to the increase in accounts payable and amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the three months ended March 31, 2017 was $195,366 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2017.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2017 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC.

Dated: May 11, 2017	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)

