Form 10-Q
period 2017-09-30
QUOTEMEDIA INC
filed 2017-11-20
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Registrant has 90,477,798 shares of common stock outstanding as at November 14, 2017.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS

Current assets:
Cash	$498,416	$271,700
Accounts receivable, net of allowance for doubtful accounts of $120,000 at September 30, 2017 and December 31, 2016, respectively	332,127	433,889
Prepaid expenses	33,194	74,949
Other current assets	138,881	103,345
Total current assets	1,002,618	883,883

Deposits	16,759	15,555
Property and equipment, net	1,409,046	1,372,940
Goodwill	110,000	110,000
Intangible assets	66,141	70,594
Total assets	$2,604,564	$2,452,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,404,304	$1,499,827
Deferred revenue	775,828	549,233
Current portion of amounts due to related parties	3,004	44,212
Total current liabilities	2,183,136	2,093,272

Long-term portion of amounts due to related parties	12,225,145	10,903,439

Stockholders’ deficit:
Preferred stock, nondesignated, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	9,428,540	9,382,824
Accumulated deficit	(21,322,736)	(20,017,042)
Total stockholders’ deficit	(11,803,717)	(10,543,739)

Total liabilities and stockholders’ deficit	$2,604,564	$2,452,972

See accompanying notes

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$2,388,146	$2,224,690	$7,015,864	$6,581,748

Cost of revenue	1,310,995	1,232,956	3,861,602	3,817,315

Gross profit	1,077,151	991,734	3,154,262	2,764,433

Operating expenses

Sales and marketing	397,357	384,572	1,174,706	1,130,774
General and administrative	478,805	480,218	1,507,252	1,476,233
Software development	251,286	248,387	746,754	708,383
	1,127,448	1,113,177	3,428,712	3,315,390

Operating loss	(50,297)	(121,443)	(274,450)	(550,957)

Other income and (expense)

Foreign exchange gain (loss)	(96,120)	23,402	(169,587)	(82,483)
Interest expense (related party)	(297,865)	(263,957)	(859,362)	(747,878)
	(393,985)	(240,555)	(1,028,949)	(830,361)

Loss before income taxes	(444,282)	(361,998)	(1,303,399)	(1,381,318)

Provision for income taxes	(796)	(767)	(2,295)	(2,269)

Net loss	$(445,078)	$(362,765)	$(1,305,694)	$(1,383,587)

Loss per share

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.02)

Weighted average shares outstanding

Basic and diluted	90,477,798	90,477,798	90,477,798	90,477,798

See accompanying notes

QUOTEMEDIA, INC.S

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016

Operating activities:

Net loss	$(1,305,694)	$(1,383,587)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	628,011	649,523
Bad debt expense	34,841	58,187
Stock-based compensation expense	45,716	65,464
Changes in assets and liabilities:
Accounts receivable	66,921	10,238
Prepaid expenses	41,755	44,269
Other current assets	(35,536)	(51,322)
Deposits	(1,204)	(1,255)
Accounts payable and amounts due to related parties	1,184,975	1,163,861
Deferred revenue	226,595	10,612
Net cash provided by operating activities	886,380	565,990

Investing activities:

Purchase of fixed assets	(76,965)	(116,002)
Capitalized application software	(582,699)	(517,383)
Net cash used in investing activities	(659,664)	(633,385)

Net increase (decrease) in cash	226,716	(67,395)

Cash and equivalents, beginning of period	271,700	251,834

Cash and equivalents, end of period	$498,416	$184,439

See accompanying notes

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2017 through the filing of this report.

For the nine months ended September 30, 2017, the Company has a net loss of $1,305,694 and has a working capital deficit of $1,180,518. Our current liabilities include deferred revenue of $775,828. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal. Our long term liabilities include $12,225,145 due to related parties. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as of September 30, 2017 and December 31, 2016.

e) Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 which created new Accounting Standards Codification ("ASC") topic 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us January 1, 2018 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606 and intend to use a modified retrospective approach. Based on the initial evaluation of our current contracts and revenue streams, we do not expect that adoption will have a material impact on our results of operations or financial position. We believe we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of revenue upon adoption of ASC 606 at the beginning of fiscal 2018.

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

3. RELATED PARTIES

The following table summarizes amounts due to related parties at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Current	Long-term	Current	Long-term

Purchase of business unit	$-	$212,659	$-	$182,183
Computer hosting services	-	216,666	-	137,931
Office rent	-	1,296,904	7,365	1,113,079
Other	3,004	17,276	36,847	17,276
Loan	-	1,098,668	-	997,072
Lead generation services	-	1,526,428	-	1,416,574
Due to Management	-	7,856,544	-	7,039,324
Total stock-based compensation	$3,004	$12,225,145	$44,212	$10,903,439

As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors. Amounts due to related parties that have been classified as non-current liabilities are not expected to be repaid within a year of the September 30, 2017 balance sheet date. All repayments of amounts due to related parties must be approved by our Board of Directors. Repayments are subject to our company having sufficient cash on hand and are intended not to impair continuing business operations. Our related party creditors have agreed to these repayment terms.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2017 and 2016 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales and marketing	$5,052	$5,376	$15,716	$16,128
General and administrative	10,000	45,334	30,000	49,336
Development	-	-	-	-
Total stock-based compensation	$15,052	$50,710	$45,716	$65,464

At September 30, 2017 there was $92,252 of unrecognized compensation cost related to non-vested share-based payments which is expected to be recognized over a weighted-average period of 1.84 years.

There was no stock option and warrant activity for the nine months ended September 30, 2017. As of September 30, 2017 there were a total of 16,372,803 options and warrants outstanding at a weighted average exercise price of $0.04.

The following table summarizes our non-vested stock option and warrant activity for the nine months ended September 30, 2017:

		Weighted-
	Options and	Average Grant Date
	Warrants	Fair Value
Non-vested stock options and warrants at
December 31, 2016	3,308,315	$0.05
Vested during the period	(1,308,315)	$0.05
Non-vested stock options and warrants at
September 30, 2017	2,000,000	$0.05

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2017	Life	Price	2017	Price

$0.03-0.07	16,372,803	7.59	$0.04	14,372,803	$0.04

As at September 30, 2017 all stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant.

At September 30, 2017 the aggregate intrinsic value of options and warrants outstanding and exercisable was $55,675. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

5. LOSS PER SHARE

The basic and diluted net loss per share was $(0.00) per share for the three months ended September 30, 2017 and 2016. The basic and diluted net loss per share was $(0.01) and $(0.02) per share for the nine months ended September 30, 2017 and 2016, respectively. There were 16,372,803 stock options and warrants excluded from the calculation of dilutive loss per share for the three and nine months ended September 30, 2017 and 2016, because they were anti-dilutive.

6. SUBSEQUENT EVENTS

On October 26, 2017, the Company’s Board of Directors and Compensation Committee authorized granting a total of 2,000,000 options and warrants to certain executives and employees of the Company. The options and warrants have a ten year expiry term and an exercise price of $0.035 which was the market value of the underlying common shares on the date of grant. The fair value of the new grants totaled $60,000, with the corresponding stock-based compensation expenses recognized over the vesting terms of the new grants.

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We are continuing to develop and launch new modules of QModTM, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers search engine optimized (SEO) ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

In recent years, the depreciation of the Canadian dollar versus the U.S. dollar resulted in lowering both our reported Canadian dollar revenues and expenses once translated into U.S. dollars. The Canadian dollar has remained relatively stable versus the U.S. dollar in 2017 and exchange rate fluctuations had minimal impact on our financial results for the three and nine months ended September 30, 2017 when compared to the same periods in 2016.

We experienced steady revenue growth for the first three quarters of 2017. Our revenue growth combined with cost containment measures have to lead to an improved gross margin percentage year to date compared to prior period. Gross margin percentages were 45% for the three and nine month periods ended September 30, 2017 compared to 45% and 42% in the respective periods in 2016. We expect these trends to continue for the remainder of 2017 and 2018.

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

Results of Operations

Revenue

	2017	2016	Change ($)	Change (%)

Three months ended September 30,

Corporate Quotestream	$759,952	$699,704	$60,248	9%
Individual Quotestream	412,057	382,435	29,622	8%
Total Portfolio Management Systems	1,172,009	1,082,139	89,870	8%
Interactive Content and Data Applications	1,216,137	1,142,551	73,586	6%
Total Licensing Revenue	$2,388,146	$2,224,690	$163,456	7%

Nine months ended September 30,

Corporate Quotestream	$2,246,365	$2,052,750	$193,615	9%
Individual Quotestream	1,232,144	1,134,764	97,380	9%
Total Portfolio Management Systems	3,478,509	3,187,514	290,995	9%
Interactive Content and Data Applications	3,537,355	3,394,234	143,121	4%
Total Licensing Revenue	$7,015,864	$6,581,748	$434,116	7%

Total licensing revenue increased 7% when comparing the three and nine months ended September 30, 2017 and 2016.

Our Portfolio Management System revenue increased by 8% and 9% when comparing the three and nine month periods ended September 30, 2017 and 2016, respectively, due to an increase in both Corporate Quotestream Revenue and Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 9% for the three and nine month periods ended September 30, 2017 from the comparative periods in 2016, respectively, due to new contracts signed since the comparative period and increases in the number of subscribers for existing clients.

Individual Quotestream revenue increased 8% and 9% from the three and nine month comparative periods in 2016, respectively. The increases are due to increases in both the number of subscribers and average revenue per subscriber from the comparative periods.

Interactive Content and Data Application revenue increased 6% and 4% when comparing the three and nine month periods ended September 30, 2017 and 2016, respectively, due to increases in the average revenue per Interactive Content and Data Application client contracts partially attributable to the launch new products such as QMod, our new proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

	2017	2016	Change ($)	Change (%)

Three months ended September 30,

Cost of revenue	$1,310,995	$1,232,956	$78,039	6%
Gross profit	$1,077,151	$991,734	$85,417	9%
Gross margin %	45%	45%

Nine months ended September 30,

Cost of revenue	$3,861,602	$3,817,315	$44,287	1%
Gross profit	$3,154,262	$2,764,433	$389,829	14%
Gross margin %	45%	42%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 6% and 1% when comparing the three and nine month periods ended September 30, 2017 and 2016, respectively. The increases in cost of revenue were due to increased financial content fees from the comparative periods due to new and increased fees levied by a number of content providers, offset by cost savings from switching data line vendors.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentages of 45% for the three and nine month periods ended September 30, 2017 compared to 45% and 42% in the respective periods in 2016.

Operating Expenses Summary

	2017	2016	Change ($)	Change (%)

Three months ended September 30,

Sales and marketing	$397,357	$384,572	$12,785	3%
General and administrative	478,805	480,218	(1,413)	(0)%
Software development	251,286	248,387	2,899	1%
Total operating expenses	$1,127,448	$1,113,177	$14,271	1%

Nine months ended September 30,

Sales and marketing	$1,174,706	$1,130,774	$43,932	4%
General and administrative	1,507,252	1,476,233	31,019	2%
Software development	746,754	708,383	38,371	5%
Total operating expenses	$3,428,712	$3,315,390	$113,322	3%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 3% and 4% when comparing the three and nine month periods ended September 30, 2017 and 2016. The increases were due primarily to additional sales personnel hired since comparative periods.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, decreasing 0% and increasing 2% when comparing the three and nine month periods ended September 30, 2017 and 2016.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 1% and 5% for the three and nine month periods ended September 30, 2017 when compared to the same periods in 2016. The increases were mainly due to hiring additional development personnel since the comparative periods.

We capitalized $212,030 and $582,669 of development costs for the three and nine months ended September 30, 2017, compared to $176,328 and $349,206 for the same periods in 2016. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	2017	2016

Three months ended September 30,

Foreign exchange gain (loss)	$(96,120)	$23,402
Interest expense	(297,865)	(263,957)
Total other expenses	$(393,985)	$(240,555)

Nine months ended September 30,

Foreign exchange gain (loss)	$(169,587)	$(82,483)
Interest expense	(859,362)	(747,878)
Total other expenses	$(1,028,949)	$(830,361)

Foreign Exchange Gain (Loss)

Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability, therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates.

The Canadian dollar appreciated 4.5% versus the U.S. dollar when comparing the foreign exchange rates at September 30, 2017 to the rate at June 30, 2017. This resulted in a foreign exchange loss of $96,120 for the three months ended September 30, 2017, compared to a foreign exchange gain of $23,402 for the same period in 2016 when the Canadian dollar depreciated 1.2% versus the U.S. dollar.

The Canadian dollar appreciated 7.7% versus the U.S. dollar when comparing the foreign exchange rates at September 30, 2017 to the rate at December 31, 2016. This resulted in a foreign exchange loss of $169,587 for the nine months ended September 30, 2017, compared to a foreign exchange loss of $82,483 for the same period in 2016 when the Canadian dollar appreciated 5.1% versus the U.S. dollar.

Interest Expense

Interest is accrued on certain amounts owed to related parties. Interest expense increased for the three and nine month periods ended September 30, 2017 due to additional borrowings compared to the same periods in 2016. Interest is accrued at 10% per annum. Interest income earned on cash balances is netted against interest expenses.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2017, the Company recorded Canadian income tax expense of $796 and $2,295, compared to $767 and $2,269 in the comparative periods in 2016.

Net Loss for the Period

As a result of the foregoing, net loss for the three months ended September 30, 2017 was $(445,078) or $(0.00) per share compared to a net loss of $(362,765) or $(0.00) per share for the three months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 was $(1,305,694) or $(0.01) per share compared to a net loss of $(1,383,587) or $(0.02) per share for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our cash totaled $498,416 at September 30, 2017, as compared with $271,700 at December 31, 2016, an increase of $226,716. Net cash of $886,380 was provided by operations for the nine months ended September 30, 2017, primarily due to the increase in amounts due to related parties, offset by the net loss for the period adjusted for non-cash charges. Net cash used in investing activities for the nine months ended September 30, 2017 was $659,664 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended September 30, 2017.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2017 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC.

Date: November 20, 2017	By:	/s/ R. Keith Guelpa
R. Keith Guelpa,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)

