Form 10-K
period 2017-12-31
QUOTEMEDIA INC
filed 2018-04-11
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 16, 2018, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share and 127,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (52,883,478 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2017, was $2,115,339. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2017

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

QuoteMedia offers clients the advantages of a single source for a broad range of data, information, and services, including:

•	Streaming Real-time Data Feeds

•	Wireless Solutions

•	News Feed Aggregation and Delivery

•	Streaming Dynamic Content

•	Complete Portfolio Management

•	Corporate Investor Relations Solutions

•	Internet Data and Content Provisioning

•	Custom Software Application Development

•	Research Information Supply

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

Data Feed Services

QuoteMedia offers comprehensive, ultra low latency, tick-by-tick enterprise level streaming market data feeds delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. Data Feeds coverage includes equities, options, futures, commodities, currencies, mutual funds, and indices. The data is normalized for ease of use and is provided in a wide range of formats and delivery methods. Data is available in real-time, delayed, and end-of-day format.

QuoteMedia has also created Quotestream ConnectTM, a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering realtime data feeds to individual users to power 3rd party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges – resulting in significant savings for our clients in resources and exchange fees.

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

Heat Maps – Provide an "at-a-glance" visual representation of how the markets are performing. Display any of the major indexes, arranging the constituent companies by color according to their share performance, or show the performance of individual securities in different sectors or a heat map of the stocks in individual portfolios.

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

QModTM – QuoteMedia’s proprietary web delivery system, called QMod, was created for secure market data provisioning as well as ease of integration and unlimited customization and responsiveness. QMod is an extensible market data component JavaScript library used to deliver market data content to Web platforms powered by JSON back-ends. With extensibility in mind, QMod can be utilized to build custom applications on demand for clients as well as continue to improve existing and new components with ease. The resulting widgets are mobile-ready, because they automatically re-size and optimize based on the type of device they are viewed on – whether a laptop, tablet, or any model of mobile phone. And, unlike competitive products, QMod is SEO friendly, providing self-generating, automatically updating content that is optimized for search engine indexing – whereas the content and associated links delivered through most competitors’ widgets are essentially invisible to search engine web crawlers.

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

Quotestream Professional was created with the latest technology, making QuoteMedia’s professional application one of the most sophisticated, user-friendly and dependable market data and technical analysis solutions available to market professionals today. It provides true thin client access as there is no software to download, no upgrades to install, and no technical staff required. Quotestream Professional is accessed via the Internet, avoiding expensive server and circuit infrastructure requirements.

Quotestream Professional also features wireless access to the same portfolios and market data entitlements through mobile devices. The desktop and mobile applications work in a companion relationship, where any changes made on one device immediately transfer to the other.

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

The Web Portfolio Manager can be integrated with the Quotestream products so that changes in any one platform, including real-time data entitlements, are reflected across the other systems.

Quotestream ConnectTM

As discussed previously, Quotestream ConnectTM is a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering real-time data feeds to individual users to power third party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges – resulting in significant savings for our clients in resources and exchange fees.

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

Data Speed and Quality – Our connections to the world’s exchanges for equities and derivatives have most sources of latency removed allowing us to deliver extremely fast, accurate, and reliable data.

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

Low Infrastructure Costs - Because of the unique technological advancements in data delivery developed by our company, our distribution model, and the strategic partnerships that are in place, we have maintained very low corporate overhead. All of our development is completed in-house, resulting in significant cost efficiencies. This allows us to focus our resources on data management, data acquisition, customer satisfaction, and business development activities. Our low-cost base of development and operation also allows us to maintain very competitive pricing.

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

Trademarks, Domain Names and Intellectual Property

We own the trademarks for “QuoteMedia”, “Quotestream” and “QMod”, the domain names www.quotemedia.com; www.quotestream.com; and www.quotestream.ca. We will continue to own and protect these key assets into the future.

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

Employees

We currently have 60 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2018 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2017 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions, and this trend may continue into 2018. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

We depend on key personnel and expect to hire additional personnel. Our performance substantially depends on the services of David M. Shworan, President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company. The loss of Mr. Shworan, or our other key employees, could have a material adverse effect on our business. Our future success will also depend in large part upon our ability to attract and retain highly skilled management, technical engineers, sales and marketing personnel, and finance and technical personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers and sales personnel, could have a material adverse effect on our business, results of operations, and financial condition.

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

	High	Low

Year ended December 31, 2016:
First Quarter	$0.06	$0.03
Second Quarter	0.14	0.03
Third Quarter	0.14	0.04
Fourth Quarter	0.06	0.03
Year ended December 31, 2017:
First Quarter	$0.08	$0.04
Second Quarter	0.06	0.03
Third Quarter	0.04	0.03
Fourth Quarter	0.05	0.03

Year ended December 31, 2018:
First Quarter (through March 16, 2018)	$0.14	$0.04

As of March 16, 2018, there were approximately 180 holders of record of our common stock. As of March 16, 2018, the closing price for our common stock was $0.10.

As of March 16, 2018, there were 127,685 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock have a redeemable value of $25 and is convertible into 83.33 shares of common stock if common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2017.

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

We have three general product lines: Interactive Content and Data Applications, Data Feed Services, and Portfolio Management Systems. For financial reporting purposes, our product categories share similar economic characteristics and share costs; therefore they are combined into one reporting segment.

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

In recent years, the depreciation of the Canadian dollar versus the U.S. dollar resulted in lowering both our reported Canadian dollar revenues and expenses once translated into U.S. dollars. The Canadian dollar remained relatively stable versus the U.S. dollar in 2017, appreciating 2% when comparing average exchange rates in 2017 to 2016. As a result, exchange rate fluctuations had minimal impact on Canadian dollar revenues and expenses once translated into U.S. dollars for the year ended December 31, 2017 when compared to the same period in 2016.

Our revenue grew 7% year over year in 2017. Through December 31, 2017, we have experienced eight consecutive quarters of revenue growth. Our revenue growth combined with cost containment measures have led to an improved gross margin percentage compared to prior period. Gross margin percentage was 45% for the year ended December 31, 2017 compared to 43% in the comparative period in 2016. We expect both our gross margin and revenue growth percentages to continue to improve in 2018.

Plan of operation

For 2018 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through the addition of major new international data feed coverage.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

Important development projects for 2018 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news feeds (including foreign language sources), expansion of fixed-income coverage, launching a new Quotestream Mobile application, and the introduction of several new and upgraded market information products.

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

For the years ended December 31, 2017 and 2016, the Company capitalized $789,899 and $690,051 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2017 and 2016, amortization expenses associated with the internally developed application software was $724,451 and $757,864 respectively. At December 31, 2017, the remaining book value of the capitalized application software was $1,149,032.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain cash receipts and payments in the statement of cash flows in order to eliminate diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31,
	2017	2016	Change ($)	Change (%)

Corporate Quotestream	$3,060,127	$2,769,344	$290,783	11%
Individual Quotestream	1,656,814	1,519,201	137,613	9%
Total Portfolio Management Systems	$4,716,941	$4,288,545	$428,396	10%
Interactive Content and Data Applications	$4,774,797	$4,581,610	193,187	4%
Total Licensing Revenue	$9,491,738	$8,870,155	$621,583	7%

Total licensing revenue increased 7% when comparing the years ended December 31, 2017 and 2016. The increase is a result of an increase in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Total Portfolio Management System revenue increased by 10% when comparing the years ended December 31, 2017 and 2016, due to increases in both Corporate Quotestream Revenue and Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 11% for the year ended December 31, 2017 from the comparative period in 2016 due to new contracts signed since the comparative period and increases in the number of subscribers for existing clients.

Individual Quotestream revenue increased 9% for the year ended December 31, 2017 from the comparative period in 2016. The increase is due to increases in both the number of subscribers and average revenue per subscriber from the comparative period.

Interactive Content and Data Application revenue increased 4% for the year ended December 31, 2017 from the comparative period in 2016 due to increases in the average revenue per Interactive Content and Data Application client contracts partially attributable to the launch new products such as QMod, our new proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2017	2016	Change ($)	Change (%)

Cost of revenue	$5,212,541	$5,073,340	$139,201	3%

Gross profit	$4,279,197	$3,796,815	$482,382	13%

Gross margin %	45%	43%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized application software costs. We capitalize the costs associated with developing new products once technological feasibility has been established.

Cost of revenue increased 3% for the year ended December 31, 2017 from the comparative period in 2016. The increase in cost of revenue were due to increased financial content fees from the comparative period due to new and increased fees levied by a number of content providers, offset by cost savings from switching data line vendors.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 45% in 2017 from 43% in 2016.

Operating Expenses Summary

	Years ended December 31,
	2017	2016	Change ($)	Change (%)

Sales and marketing	$1,584,479	$1,507,706	$76,773	5%
General and administrative	2,014,119	1,966,713	47,406	2%
Software development	1,029,822	935,786	94,036	10%
Total operating expenses	$4,628,420	$4,410,205	$218,215	5%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 5% when comparing the years ended December 31, 2017 and 2016. The increase was due primarily to additional sales personnel hired since the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged, increasing 2% for year ended December 31, 2017 compared to fiscal 2016.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 10% for the year ended December 31, 2017 when compared to fiscal 2016. The increases were mainly due to hiring additional development personnel since the comparative period.

We capitalized $789,899 of development costs for the year ended December 31, 2017, compared to $690,051 in 2016. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2017	2016

Foreign exchange gain (loss)	$(92,946)	$(50,516)
Interest expense	(1,063,769)	(1,014,379)
Total other income and (expenses)	$(1,156,715)	$(1,064,895)

Foreign Exchange Gain (Loss)

Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability; therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates.

The Canadian dollar appreciated 6% versus the U.S. dollar when comparing the foreign exchange rates at December 31, 2017 to the rate at December 31, 2016. This resulted in a foreign exchange loss of $92,946 for the year ended December 31, 2017, compared to a foreign exchange loss of $50,516 for the same period in 2016 when the Canadian dollar appreciated 3% versus the U.S. dollar.

Interest Expense

Interest expense in 2017 was $1,063,769, compared to $1,014,379 in 2016. Interest expense increased for the year ended December 31, 2017 due to additional borrowings compared to the same period in 2016. Interest was accrued at 10% per annum on certain amounts owed to related parties. Interest income earned on cash balances is netted against interest expense.

Provision for Income Taxes

In 2017, the Company recorded Canadian income tax expense of $3,082, compared to a Canadian income tax expense of $3,018 in 2016.

Net Loss for the Period

As a result of the foregoing, net loss for the year ended December 31, 2017 was $(1,509,020) or $(0.02) per share compared to a net loss of $(1,681,303) or $(0.02) per share for the year ended December 31, 2016.

Liquidity and Capital Resources

Our cash totaled $451,151 at December 31, 2017, as compared with $271,700 at December 31, 2016, an increase of $179,451. Net cash of $1,058,804 was provided by operations for the year ended December 31, 2017, primarily due to noncash depreciation and the increase in accounts payable and amounts due to related parties. This was offset by the net loss for the period. Net cash used in investing activities for the year ended December 31, 2017 was $879,353 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets.

Our current liabilities include $706,819 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2018 are minimal.

Substantially all of the $1,063,769 in interest expense incurred in 2017 pertained to related party debt. The Debt Exchange and Debt Forgiveness Agreements and Compensation Agreement effective December 28, 2017 extinguished all related party debt and eliminates substantially all of our interest expense going forward. (See Financial Statement Notes 5 & 7).

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	75	Chairman of the Board

R. Keith Guelpa	71	President, Chief Executive Officer, and Director

David M. Shworan	50	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

Keith J. Randall	51	Vice President, Treasurer, Chief Financial Officer, and Secretary

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

R. Keith Guelpa was a co-founder of QuoteMedia and served as our President and Director from 1999 until his death on March 19, 2018. Mr. Guelpa's prominent career spanned nearly forty years, during which he served as President/CEO of high-tech firms involved in telecommunications, digital imaging and Internet communications. Mr. Guelpa also served as President/COO of a public company offering brokerage, financial planning, and investment banking services. Mr. Guelpa's considerable management, marketing, investment banking, and board experience provided QuoteMedia with well-seasoned public company expertise. Effective March 31, 2018, the Board appointed Keith J. Randall as successor to Mr. Guelpa in his capacity as President, Chief Executive Officer, and Director.

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

Keith J. Randall has served as our Vice President, Treasurer, and Chief Financial Officer since September 1999 and Secretary since July 2000. Mr. Randall served as Vice President and Chief Financial Officer of Datawest Solutions, Inc. (formerly C.M. Oliver, Inc.) from August 1999 until March 2000. From August 1998 until August 1999, Mr. Randall served as Controller of C.M. Oliver & Company Ltd., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. Mr. Randall is a licensed Chartered Professional Accountant in Canada and a Certified Public Accountant in the United States. He received a Bachelor of Commerce degree with Honors from Queen's University in May 1991. Effective March 31, 2018, the Board appointed Mr. Randall as successor to Mr. Guelpa in his capacity as President, Chief Executive Officer, and Director. Mr. Randall will retain his role as Treasurer and Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2017, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

Our Board of Directors has adopted Corporate Governance Guidelines; a Code of Business Conduct/Ethics, Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; an Audit Committee Charter; and any other corporate governance materials contemplated by SEC or applicable regulations. We post these corporate governance materials on our Web site at www.quotemedia.com/qmci/investors.php. These documents are also available in print to any stockholder by contacting our corporate secretary at our executive offices.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2017 and 2016 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

R. Keith Guelpa (3)	2017	$192,000	-	-	-	$192,000
Chief Executive Officer,	2016	$192,000	-	-	-	$192,000
QuoteMedia, Inc.

David M. Shworan (4)	2017	$320,833	-	$30,000	-	$350,833
Chief Executive Officer,	2016	$350,000	-	-	-	$350,000
QuoteMedia, Ltd.

Keith J. Randall (5)	2017	$154,000	-	-	-	$154,000
Chief Executive Officer,	2016	$150,000	-	-	-	$150,000
QuoteMedia, Inc.
______

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.

(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.

(3)	Mr. Guelpa was our President and Chief Executive Officer, and served as our “Principal Executive Officer” until his death on March 19, 2018. Effective March 31, 2018, the Board appointed Keith J. Randall as successor to Mr. Guelpa in his capacity as President, Chief Executive Officer, and Director. Mr. Randall will retain his role as Chief Financial Officer and will serve as both “Principal Executive Officer” and “Principal Financial and Accounting Officer”.

(4)	Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary for 2016 and from January 1, 2017 through November 2017 was accrued but not paid. On December 28, 2017, the Company entered into a Compensation Agreement with Mr. Shworan, pursuant to which, among other things, Mr. Shworan acknowledged and agreed that he has received from the Company all compensation to which he is entitled for services provided to the Company through the December 28, 2017 transaction date. Also pursuant to the Compensation Agreement, warrants to purchase up to 1,250 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share were granted to Mr. Shworan in lieu of a cash salary. A total of $30,000 of stock-based compensation expense was recognized in December 2017 related to the warrant granted to Mr. Shworan. See Financial Statement Note 7 (e).

(5)	Mr. Randall is our Chief Financial Officer, and effective March 31, 2018, was also appointed Chief Executive Officer, and Director. Mr. Randall will retain his role as Chief Financial Officer and will serve as both “Principal Executive Officer” and “Principal Financial and Accounting Officer”.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Common Stock Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025
	-	4,000,000	$0.100	28-Dec-2037

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	100,000	-	$0.035	26-Oct-2027

	Number of Securities Underlying Unexercised Preferred Stock Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	1,250	-	$1.00	28-Dec-2037
	-	382,243	$1.00	28-Dec-2037

Employment Agreements

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. On December 28, 2017, the Company entered into a Compensation Agreement with Mr. Shworan pursuant to which, among other things, the Company will issue to Mr. Shworan the following:

(i) Warrants to purchase up to 1,250 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share. A total of $30,000 of stock based compensation expense was recognized in December 2017 related to the warrants granted to Mr. Shworan. See Financial Statement Note 1 (h).

(ii) Warrants to purchase up to 382,243 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share (the “Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore no compensation expense has been recognized as of December 31, 2017. The probability will be re-evaluated each reporting period. See Financial Statement Note 1 (h).

(iii) Warrants to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share, subject to specific performance vesting thresholds. The Black-Scholes valuation model was used to calculate the value of common stock warrants granted to Mr. Shworan. The warrants vest according to a schedule based on meeting certain gross profit targets. A probability was assigned to meeting each performance condition and applied to the fair value of the warrants. After applying the probability of meeting the performance condition, the total fair value of the warrants was calculated at $84,750 which will be expensed evenly over 5 years. See Financial Statement Note 1 (h).

In addition, provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will at that time issue to Mr. Shworan warrants to purchase up to 15,000 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of paying Mr. Shworan a cash salary. Finally, provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on January 1, 2020, the Company shall pay Mr. Shworan a base salary at the annual rate of $350,000 during the term of his employment or service with the Company and its subsidiaries.

Also, as part of the Compensation Agreement, Mr. Shworan acknowledged and agreed that he has received from the Company all compensation to which he is entitled for services provided to the Company through the December 28, 2017 transaction date. As of December 28, 2017, the Company had accrued an allowance of $8,024,232 for potential salary expense due to Mr. Shworan. See Financial Statement Note 7 (e).

Other than for certain provisions in Mr. Shworan’s Compensation Agreement noted above, we have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change in control of our company or a change in the executive officers’ responsibilities following a change in control.

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2017. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2017, computed in accordance with FASB ASC 718, Stock Compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$126,895	7	-	$126,895

The Chairman of the Board, Robert J. Thompson, currently receives a monthly retainer of $8,333. Directors who are also employees do not receive additional cash compensation for service on our Board of Directors. All directors receive a grant of 200,000 options to purchase shares of common stock upon joining our Board of Directors, which are vested on the date of grant. From time to time, we grant to our directors options or warrants to purchase additional shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 16, 2018 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	50,791,791	45.1%
R. Keith Guelpa (4)	7,741,061	8.6%
Robert J. Thompson (5)	1,610,286	1.8%
Keith J. Randall (6)	793,976	0.9%

All directors and executive officers as a group	60,937,114	53.5%

5% Stockholders (7)	7,627,854	8.4%

________

(1)	Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)	The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 16, 2018. The numbers and percentages shown include the shares of common stock actually owned as of March 16, 2018 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 16, 2018 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents 10,511,800 shares of common stock owned by Mr. Shworan and 17,002,500 shares owned by Mr. Shworan's wife. Also includes 1,037,500 shares of common stock owned by Bravenet Web Services, Inc., of which Mr. Shworan is a control person. Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes vested options and warrants to acquire directly 7,600,000 shares of common stock. See Item 11, “Executive Compensation – Employment Agreements.”

(4)	Represents 5,741,061 shares of our common stock owned by Mr. Guelpa and 2,000,000 shares of our common stock owned by Mr. Guelpa's wife. Mr. Guelpa disclaimed ownership of any shares of common stock or warrants held by his wife. Mr. Guelpa died March 19, 2018. Effective March 31, 2018, the Board appointed Keith J. Randall as successor to Mr. Guelpa in his capacity as Chief Executive Officer and Director.

(5)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(6)	Represents 493,976 shares of common stock and vested options and warrants to acquire 200,000 shares of common stock.

(7)	Represents 2,590,051 shares of our common stock owned by Colin M. Gilbert and 5,037,803 shares owned by CMG Family Irrevocable Trust.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2017.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	5,320,000	$0.04	7,329,628

Equity Compensation Plans not approved by stockholders	21,052,803	$0.03	N/A
Total	26,372,803		7,329,628

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2017, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

The price of any incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The price of any incentive stock options granted to a person who owns more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant. The option price for nonincentive stock options may not be less than 50% of the fair market value of our common stock on the date of grant. Options may be granted for terms of up to, but not exceeding, ten years from the date of grant; however, in the case of an incentive stock option granted to an individual who beneficially owns 10% more of the stock of our company, the exercise period shall not exceed five years from the date of grant. Our Board of Directors may accelerate the exerciseability of any outstanding options at any time for any reason.

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

At December 31, 2017, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2017, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 5,320,000 options outstanding under the 2003 plan.

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

Debt Exchange and Forgiveness Agreements

On December 28, 2017, a total of 550,000 shares of the Company’s Preferred Stock were designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights. Holders of Series A Redeemable Convertible Preferred Stock shall have the right to convert their shares into shares of common stock at the rate of 83.33 shares of common stock for one share of Series A Redeemable Convertible Preferred Stock, at any time following the date the closing price of a share of common stock on a securities exchange or actively traded over-the-counter market has exceeded $0.30 for ninety (90) consecutive trading days. The conversion rights are subject to the availability of authorized but unissued shares of common stock.

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to any holders of any shares of common stock, the holders of shares of Series A Redeemable Convertible Preferred Stock shall be entitled to be paid first out of the assets of the Corporation available for distribution to holders of the Company’s capital stock whether such assets are capital, surplus, or earnings, an amount equal to $25.00 per share of Series A Redeemable Convertible Preferred Stock.

On December 28, 2017, the Company entered into a Debt Exchange Agreement with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Bravenet and Harrison agreed to exchange an aggregate of $3,192,116 of indebtedness of the Company held by Bravenet and Harrison in exchange for the following:

(i) 127,685 shares of Series A Redeemable Convertible Preferred Stock. The Series A Redeemable Convertible Preferred Stock has a redeemable value of $25 and is convertible into 83.33 shares of common stock if common stock trades above $0.30 for 90 consecutive trading days.

In accordance with ASC 470-20-35-3, a contingent beneficial conversion feature shall not be recognized in earnings until the contingency is resolved. Therefore, the beneficial conversion feature was not recognized, and only the intrinsic value of $25 was used to determine the $3,192,125 total fair value of the Series A Redeemable Convertible Preferred Stock issued.

(ii) Warrants to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share. The Black-Scholes valuation model was used to calculate the value of common stock warrants granted to Bravenet and Harrison. The fair value per warrant was calculated at $0.03, and the total fair value of the warrants was calculated at $120,000.

In accordance with ASC 470-20-25-2, a relative fair value allocation was applied to the difference between the fair value of the Series A Redeemable Convertible Preferred Stock and common stock warrants and the $3,192,116 of indebtedness for which they were exchanged. The adjusted fair value for the Series A Redeemable Convertible Preferred Stock and common stock warrants was $3,082,211 and $109,905, respectively.

Redemption Rights

In accordance with the Debt Exchange Agreement, Bravenet and Harrison may redeem a limited amount of Series A Redeemable Convertible Preferred Stock if the following criteria are met:

(i) If the cash balance of the Company as reported at the end of each fiscal quarter in 2018 exceeds $350,000, up to an aggregate of 600 Series A Redeemable Convertible Preferred Stock may be redeemed at the liquidation value of $25 per share.

(ii) If the cash balance of the Company as reported at the end of each fiscal quarter in 2019 exceeds $375,000, up to an aggregate of 800 Series A Redeemable Convertible Preferred Stock may be redeemed at the liquidation value of $25 per share.

(iii) If the cash balance of the Company as reported at the end of each fiscal quarter in 2020 and in subsequent years exceeds $400,000, up to an aggregate of 1,000 Series A Redeemable Convertible Preferred Stock may be redeemed at the liquidation value of $25 per share.

In accordance with ASC 480-10-S99, we evaluated the criteria for classification of the Series A Redeemable Convertible Preferred Stock as either mezzanine equity or permanent equity. The key criteria for determining its classification as either mezzanine equity or permanent equity is whether control over redemption resides with the Company or the holder. If the control over redemption resides with the Company, the Series A Redeemable Convertible Preferred Stock should be classified as permanent equity. If it resides with the holder it should be classified as mezzanine equity.

The redemption of the Series A Redeemable Convertible Preferred Stock is dependent on meeting the cash balance levels noted above. While the Company has the ability to manage its cash balances to influence whether the cash balance levels above are exceeded, circumstances outside the Company’s control might arise that could over-ride any such ability the Company may have to modulate cash balances at any quarter's end. We therefore determined that since the redemption right was not completely and certainly under the Company’s control the Series A Redeemable Convertible Preferred Stock should be appropriately classified as mezzanine equity.

On December 28, 2017, the Company also entered into a Debt Forgiveness Agreement with Bravenet and Harrison, pursuant to which Bravenet and Harrison agreed to forgive an aggregate of $1,157,752 of indebtedness of the Company held by Bravenet and Harrison in exchange for $1. In accordance to ASC 470-50-40-2, the extinguishment of debt between related entities should be treated as a capital transaction; therefore it was recorded as a contribution to Paid-in Capital.

We incurred $47,781 of professional fees associated with Debt Exchange and Forgiveness transactions. These issuance costs were treated as reduction to paid-in capital as the issuance costs were not part of normal operations and were a function of capital transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated. See Financial Statement Note 7 for additional disclosures.

The Company had a loan agreement with Bravenet for which interest was accrued at 10% on the outstanding loan balance. On December 28, 2017, the outstanding loan balance due to Bravenet of $1,079,975 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Financial Statement Note 7.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet was accrued in amounts due to related parties and interest was accrued at 10% on the outstanding balance. On December 28, 2017, the outstanding balance due to Bravenet for the unpaid purchase price of $208,083 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Financial Statement Note 7.

Bravenet provided computer hosting and maintenance services to the Company for approximately $6,250 per month. Interest was accrued at 10% on the outstanding balance. On December 28, 2017, the balance due to Bravenet for unpaid computer hosting and maintenance services of $223,565 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Financial Statement Note 7.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for $7,365 per month, which replaced the Company’s office lease with Harrison that expired April 30, 2016. At December 31, 2017, there were no amounts due to 410734 B.C. Ltd. David M. Shworan is a control person of both Harrison and 410734 B.C. Ltd. Interest was accrued at 10% on the unpaid office rent. On December 28, 2017, the balance due to Harrison for unpaid office rent of $2,268,995 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Financial Statement Note 7.

From January 1, 2005 to November 30, 2006, Bravenet provided customer promotion and lead generation services to the Company. Interest was accrued at 10% on the outstanding balance. On December 28, 2017, the balance due to Bravenet for customer promotion and lead generation services of $1,551,975 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Financial Statement Note 7.

On December 28, 2017, as part of the employment agreement with the David M. Shworan, the Company settled the $8,024,232 that had been accrued as an allowance for unpaid compensation. The outstanding allowance balance included interest accrued at 10%. See Financial Statement Note 7 for additional disclosures.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2017 and 2016 by Moss Adams LLP, our principal accountants, are as follows:

	2017	2016

Audit Fees	$65,374	$-
Audit-Related Fees	$-	$-
Tax Fees	$3,863	$-
All Other Fees	$-	$-

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

All of the services provided by Moss Adams LLP described above under the captions “Audit Fees” were approved by our Audit Committee.

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

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.4	Amended 1999 Equity Incentive Compensation Plan (2)
10.7	2003 Equity Incentive Compensation Plan (1)
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Auditors
23.2	Consent of Hein & Associates LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 ______________

(1)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 27, 2003.

(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

Date: April 11, 2018	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	April 11, 2018
Robert J. Thompson

/s/ David M. Shworan	Director	April 11, 2018
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer	April 11, 2018
Keith J. Randall	and Director (Principal Executive and Financial and Accounting Officer)

QuoteMedia, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Quotemedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quotemedia, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado

April 11, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quotemedia, Inc.

We have audited the accompanying consolidated balance sheet of Quotemedia, Inc. and subsidiary as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quotemedia, Inc. and subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

March 31, 2017

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$451,151	$271,700
Accounts receivable, net	344,512	433,889
Prepaid expenses	89,884	74,949
Other current assets	149,379	103,345
Total current assets	1,034,926	883,883

Deposits	16,551	15,555
Property and equipment, net	1,420,946	1,372,940
Goodwill	110,000	110,000
Intangible assets	64,657	70,594

Total assets	$2,647,080	$2,452,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,565,972	$1,499,827
Deferred revenue	706,819	549,233
Current portion of amounts due to related parties	-	44,212
Total current liabilities	2,272,791	2,093,272

Long-term portion of amounts due to related parties	-	10,903,439

Commitments (Note 9)

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, 550,000 shares designated, 127,685 shares issued	3,082,211	-

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	18,727,661	9,382,824
Accumulated deficit	(21,526,062)	(20,017,042)
Total stockholders’ equity (deficit)	(2,707,922)	(10,543,739)

Total liabilities and stockholders’ equity (deficit)	$2,647,080	$2,452,972

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2017	2016

LICENSING FEES	$9,491,738	$8,870,155

COST OF REVENUE	5,212,541	5,073,340

GROSS PROFIT	4,279,197	3,796,815

OPERATING EXPENSES

Sales and marketing	1,584,479	1,507,706
General and administrative	2,014,119	1,966,713
Software development	1,029,822	935,786
	4,628,420	4,410,205

OPERATING LOSS	(349,223)	(613,390)

OTHER EXPENSES

Foreign exchange loss	(92,946)	(50,516)
Interest expense - related party	(1,063,769)	(1,014,379)
	(1,156,715)	(1,064,895)

LOSS BEFORE INCOME TAXES	(1,505,938)	(1,678,285)

Income tax expense	(3,082)	(3,018)

NET LOSS	$(1,509,020)	$(1,681,303)

LOSS PER SHARE

Basic and diluted loss per share	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,477,798	90,477,798

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2017 and 2016

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2016	-	-	90,477,798	$90,479	$9,301,338	$(18,335,739)	$(8,943,922)

Stock-based compensation	-	-	-	-	81,486	-	81,486

Net loss	-	-	-	-	-	(1,681,303)	(1,681,303)

Balance, December 31, 2016	-	-	90,477,798	$90,479	$9,382,824	$(20,017,042)	$(10,543,739)

Series A Redeemable Convertible Preferred Stock issued	127,685	3,082,211	-	-	-	-	-

Debt forgiven	-	-	-	-	9,244,106	-	9,244,106

Stock-based compensation	-	-	-	-	100,731	-	100,731

Net loss	-	-	-	-	-	(1,509,020)	(1,509,020)

Balance, December 31, 2017	127,685	$3,082,211	90,477,798	$90,479	$18,727,661	$(21,526,062)	$(2,707,922)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2017	2016
OPERATING ACTIVITIES

Net loss	$(1,509,020)	$(1,681,303)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	837,284	861,216
Bad debt expense	45,957	93,741
Stock-based compensation expense	100,731	81,486
Changes in assets and liabilities:
Accounts receivable	43,420	(108,532)
Prepaid expenses	(14,935)	7,336
Other current assets	(46,034)	(56,058)
Deposits	(996)	3,416
Accounts payable and amounts due to related parties	1,444,811	1,700,809
Deferred revenue	157,586	(57,791)
Net cash provided by operating activities	1,058,804	844,320

INVESTING ACTIVITIES

Purchase of fixed assets	(89,454)	(134,403)
Capitalized application software	(789,899)	(690,051)
Net cash used in investing activities	(879,353)	(824,454)

Net increase in cash	179,451	19,866

Cash, beginning of year	271,700	251,834

Cash, end of year	$451,151	$271,700

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 at December 31, 2017 and 2016. Bad debt expenses for the years ended December 31, 2017 and 2016 were $45,957 and $93,741 respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f) Property and equipment

Fixed assets are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income.

Capitalized software costs include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2017 and 2016.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods. For the years ended 2017 and 2016 all common stock equivalents were anti-dilutive.

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

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, among other things, the Company will issue to Mr. Shworan (a) a warrant to purchase up to 1,250 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (the “Preferred Stock Warrant”), (b) a warrant to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (the “Liquidity Preferred Stock Warrant”), and (c) a warrant to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share (which warrant has specific performance vesting thresholds) (the “Common Stock Warrant”).

In addition, provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes valuation model was used to calculate the value of Common Stock Warrants granted to Mr. Shworan. The fair value per warrant was calculated at $0.03, and the total fair value of the warrants was calculated at $120,000. The warrants vest according to a schedule based on meeting certain gross profit targets. Compensation expense for an award with a performance condition shall be based on the probable outcome of that performance condition. A probability was assigned to meeting each performance condition and applied to the fair value of the warrants. After applying the probability of meeting the performance conditions, the total fair value of the warrants was calculated at $84,750, which will be expensed evenly over 5 years.

The Preferred Stock Warrants were determined to have a fair value of $24 per share, calculated as the liquidation value of $25 per Series A Redeemable Convertible Preferred Stock share less the $1 exercise price. Therefore, a total of $30,000 of stock based compensation expense was recognized in December 2017 related to the 1,250 warrants granted to Mr. Shworan.

The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable, therefore, no compensation expense has been recognized as of December 31, 2017. The probability will be re-evaluated each reporting period. As at December 31, 2017, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently not determinable or probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

The estimated stock-based compensation expense related to the Company’s stock-based awards was comprised as follows:

Years ended December 31,	2017	2016

Sales and marketing	$55,181	$21,504
General and administrative	44,800	59,982
Development	750	-
Stock-based compensation expense	$100,731	$81,486

At December 31, 2017 there was $211,987 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 3.83 years.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We calculate the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2017	2016

Expected dividend yield	-	-
Expected stock price volatility	219%	243%
Risk-free interest rate	4%	4%
Expected life of options (years)	9.0	5.0
Weighted average fair value of options and warrants granted	$0.03	$0.04

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2017, the Company recorded Canadian income tax expense of $3,082. In 2016 the Company recorded Canadian income tax expense of $3,018 (see Note 6).

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

k) Software development expenses

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications. The Company expensed $1,029,822 and $935,786 in software development costs during the years ended December 31, 2017 and 2016, respectively (see Note 3).

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

m) Financial instruments

Financial instruments consist principally of cash, accounts receivable, accounts payable and notes payable. We believe that the fair value of financial instruments approximates the recorded book value of those instruments due to the short-term nature of the instruments, or stated interest rates that approximate market interest rates.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n) Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain cash receipts and payments in the statement of cash flows in order to eliminate diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of retained earnings. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. LIQUIDITY

The Company has an accumulated deficit of $21,526,062 as of December 31, 2017, and for the year ended December 31, 2017 had a net loss of $1,509,020. As a result, there are concerns about the liquidity of our company at December 31, 2017. The following discussion addresses those concerns.

Net cash of $1,058,804 was provided by operating activities, and although we have a working capital deficit of $1,237,865 as of December 31, 2017, current liabilities include $706,819 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2018 are minimal.

Substantially all of the $1,063,769 in interest expense incurred in 2017 relates to related party debt. The Debt Exchange and Debt Forgiveness Agreements and Compensation Agreement effective December 28, 2017 extinguished all related party debt and eliminate substantially all of our interest expense going forward. (See Notes 5 and Note 7).

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Although the Company must ultimately achieve profitable operations, based on the factors discussed above, management believes that our cash on hand and cash to be generated from operations will be sufficient to fund operations through April 2019.

3. PROPERTY AND EQUIPMENT

As of December 31,	2017	2016

Computer equipment	$1,043,346	$955,681
Office furniture and equipment	70,904	69,115
Leasehold improvements	58,464	58,464
Capitalized application software	7,648,494	7,050,550
Total property and equipment	8,821,208	8,133,810
Less: accumulated depreciation	(7,400,262)	(6,760,870)
Property and equipment, net	$1,420,946	$1,372,940

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2017 and 2016, the Company capitalized $789,899 and $690,051 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2017 and 2016, amortization expenses associated with the internally developed application software was $724,451 and $757,864 respectively. At December 31, 2017, the remaining book value of the capitalized application software was $1,149,032.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2017 and 2016 was $106,896 and $97,415 respectively.

4. INTANGIBLE ASSETS

As of December 31,	2017	2016

Amortized intangible assets:
Purchase option for office building	$10,000	$10,000
Software licenses	108,085	108,085
Domain names	10,652	10,652
	128,737	128,737
Less: accumulated amortization	(64,080)	(58,143)
Amortized intangible assets, net	64,657	70,594
Unamortized intangible assets:
Goodwill associated with purchase of business unit
business unit	110,000	110,000
Total intangible assets, net	$174,657	$180,594

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $5,937 for the years ended December 31, 2017 and 2016. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2017 we have not had any goodwill impairment.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2018	$5,937
For year ending December 31, 2019	5,937
For year ending December 31, 2020	5,937
For year ending December 31, 2021	5,937
For year ending December 31, 2022	5,937
For years thereafter	34,972
Total	$64,657

5. RELATED PARTIES

The following table summarizes amounts due to related parties at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Current	Long-term	Current	Long-term

Purchase of business unit	$-	$-	$-	$182,183
Computer hosting services	-	-	-	137,931
Office rent	-	-	7,365	1,113,079
Other	-	-	36,847	17,276
Loan	-	-	-	997,072
Lead generation services	-	-	-	1,416,574
Due to Management	-	-	-	7,039,324
Total stock-based compensation	$-	$-	$44,212	$10,903,439

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated. See Note 7 for additional disclosures.

The Company had a loan agreement with Bravenet for which interest was accrued at 10% on the outstanding loan balance. On December 28, 2017, the outstanding loan balance due to Bravenet of $1,079,975 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Note 7.

On September 29, 2006, QuoteMedia, Ltd. purchased the Bravenet business unit that was responsible for providing the Company customer promotion and lead generation services. The $110,000 purchase price due to Bravenet was accrued in amounts due to related parties and interest was accrued at 10% on the outstanding balance. On December 28, 2017, the outstanding balance due to Bravenet for the unpaid purchase price of $208,083 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Note 7.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bravenet provided computer hosting and maintenance services to the Company for approximately $6,250 per month. Interest was accrued at 10% on the outstanding balance. On December 28, 2017, the balance due to Bravenet for unpaid computer hosting and maintenance services of $223,565 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Note 7.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for $7,365 per month, which replaced the Company’s office lease with Harrison that expired April 30, 2016. At December 31, 2017, there were no amounts due to 410734 B.C. Ltd. David M. Shworan is a control person of both Harrison and 410734 B.C. Ltd. Interest was accrued at 10% on the unpaid office rent. On December 28, 2017, the balance due to Harrison for unpaid office rent of $2,268,995 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Note 7.

From January 1, 2005 to November 30, 2006, Bravenet provided customer promotion and lead generation services to the Company. Interest was accrued at 10% on the outstanding balance. On December 28, 2017, the balance due to Bravenet for customer promotion and lead generation services of $1,551,975 was settled as part of the Debt Exchange and Debt Forgiveness Agreements disclosed in Note 7.

On December 28, 2017, as part of the employment agreement with the David M. Shworan, the Company settled the $8,024,232 that had been accrued as an allowance for unpaid compensation. The outstanding allowance balance included interest accrued at 10%. See Note 7 for additional disclosures.

6. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Tax provision (benefit) at the statutory rate of 34%	$(512,019)	$(571,643)
State income taxes, net of federal income tax	(46,082)	(51,448)
Stock-based compensation	34,249	27,705
Change in federal NOL	(1,332)	13,693
Expiration of state NOL	-	10,181
Federal Rate Change	1,389,456	-
Debt Exchange	3,087,572	-
Change in valuation allowance and other	(3,962,025)	571,512
Canadian income tax expense (benefit)	3,082	3,018
Income tax expense (benefit)	$3,082	$3,018

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017, the Company recorded Canadian income tax expense of $3,082. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $11,748,000 and $2,943,000 which expire in varying amounts through the year 2037.

The components of our deferred tax asset (liabilities) at December 31, 2017 and 2016 are as follows:

	2017	2016
Tax effect of net operating loss carryforward	$2,558,000	$3,574,000
Accrued liabilities	-	3,369,000
Property & equipment	(5,000)	(8,000)
Capitalized software	(277,000)	(402,000)
Other	29,000	45,000
Less valuation allowance	(2,305,000)	(6,578,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance decreased $4,273,000 for the year ended December 31, 2017. This is primarily due to the federal statutory rate decreasing to 21% and a debt exchange that occurred between the Company and related parties.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2014-2017) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

7. STOCKHOLDERS’ DEFICIT

a) Preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2017, a total of 550,000 shares of the Company’s Preferred Stock were designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights. Holders of Series A Redeemable Convertible Preferred Stock shall have the right to convert their shares into shares of common stock at the rate of 83.33 shares of common stock for one share of Series A Redeemable Convertible Preferred Stock, at any time following the date the closing price of a share of common stock on a securities exchange or actively traded over-the-counter market has exceeded $0.30 for ninety (90) consecutive trading days. The conversion rights are subject to the availability of authorized but unissued shares of common stock.

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to any holders of any shares of common stock, the holders of shares of Series A Redeemable Convertible Preferred Stock shall be entitled to be paid first out of the assets of the Corporation available for distribution to holders of the Company’s capital stock whether such assets are capital, surplus, or earnings, an amount equal to $25.00 per share of Series A Redeemable Convertible Preferred Stock.

As part of the Debt Exchange and Debt Forgiveness Agreements and Compensation Agreement effective December 28, 2017, we issued 127,685 shares of Series A Redeemable Convertible Preferred Stock - see Notes 7 (c) to (e) below.

b) Common stock

No shares of common stock were issued during the years ended December 31, 2017 and 2016.

c) Debt Exchange

On December 28, 2017, the Company entered into a Debt Exchange Agreement with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). The President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Bravenet and Harrison agreed to exchange an aggregate of $3,192,116 of indebtedness of the Company held by Bravenet and Harrison in exchange for the following:

(i) 127,685 shares of Series A Redeemable Convertible Preferred Stock. The Series A Redeemable Convertible Preferred Stock has a redeemable value of $25 and is convertible into 83.33 shares of common stock if common stock trades above $0.30 for 90 consecutive trading days.

In accordance with ASC 470-20-35-3, a contingent beneficial conversion feature shall not be recognized in earnings until the contingency is resolved. Therefore, the beneficial conversion feature was not recognized, and only the intrinsic value of $25 was used to determine the $3,192,125 total fair value of the Series A Redeemable Convertible Preferred Stock issued.

(ii) Warrants to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share. The Black-Scholes valuation model was used to calculate the value of common stock warrants granted to Bravenet and Harrison. The fair value per warrant was calculated at $0.03, and the total fair value of the warrants was calculated at $120,000.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 470-20-25-2, a relative fair value allocation was applied to the difference between the fair value of the Series A Redeemable Convertible Preferred Stock and common stock warrants and the $3,192,116 of indebtedness for which they were exchanged. The adjusted fair value for the Series A Redeemable Convertible Preferred Stock and common stock warrants was $3,082,211 and $109,905, respectively.

Redemption Rights

In accordance with the Debt Exchange Agreement, Bravenet and Harrison may redeem a limited amount of Series A Redeemable Convertible Preferred Stock if the following criteria are met:

(i) If the cash balance of the Company as reported at the end of each fiscal quarter in 2018 exceeds $350,000, up to an aggregate of 600 Series A Redeemable Convertible Preferred Stock may be redeemed at the liquidation value of $25 per share.

(ii) If the cash balance of the Company as reported at the end of each fiscal quarter in 2019 exceeds $375,000, up to an aggregate of 800 Series A Redeemable Convertible Preferred Stock may be redeemed at the liquidation value of $25 per share.

(iii) If the cash balance of the Company as reported at the end of each fiscal quarter in 2020 and in subsequent years exceeds $400,000, up to an aggregate of 1,000 Series A Redeemable Convertible Preferred Stock may be redeemed at the liquidation value of $25 per share.

In accordance with ASC 480-10-S99, because a limited amount of Series A Redeemable Convertible Preferred Stock held by Bravenet and Harrison may be redeemed if the above criteria are met, it was classified as mezzanine equity and not permanent equity.

d) Debt Forgiveness

On December 28, 2017, the Company also entered into a Debt Forgiveness Agreement with Bravenet and Harrison, pursuant to which Bravenet and Harrison agreed to forgive an aggregate of $1,157,752 of indebtedness of the Company held by Bravenet and Harrison in exchange for $1. In accordance to ASC 470-50-40-2, the extinguishment of debt between related entities should be treated as a capital transaction; therefore it was recorded as a contribution to Paid-in Capital.

We incurred $47,781 of professional fees associated with Debt Exchange and Forgiveness transactions. These issuance costs were treated as reduction to paid-in capital as the issuance costs were not part of normal operations and were a function of capital transactions.

e) Compensation Agreement

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, pursuant to which, among other things, the Company will issue to Mr. Shworan the following:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Warrants to purchase up to 1,250 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share. A total of $30,000 of stock-based compensation expense was recognized in December 2017 related to the warrants granted to Mr. Shworan. See Note 1 (h).

(ii) Warrants to purchase up to 382,243 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share (the “Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable, therefore no compensation expense has been recognized as of December 31, 2017. The probability will be re-evaluated each reporting period. See Note 1 (h).

(iii) Warrants to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share, subject to specific performance vesting thresholds. The Black-Scholes valuation model was used to calculate the value of common stock warrants granted to Mr. Shworan. The warrants vest according to a schedule based on meeting certain gross profit targets. A probability was assigned to meeting each performance condition and applied to the fair value of the warrants. After applying the probability of meeting the performance condition, the total fair value of the warrants was calculated at $84,750 which will be expensed evenly over 5 years. See Note 1 (h).

Also, as part of the Compensation Agreement, Mr. Shworan acknowledged and agreed that he has received from the Company all compensation to which he is entitled for services provided to the Company through the December 28, 2017 transaction date. As of December 28, 2017, the Company had accrued an allowance of $8,024,232 for potential compensation due to Mr. Shworan. In accordance to ASC 470-50-40-2, the extinguishment of debt between related entities should be treated as a capital transaction; therefore it was recorded as a contribution to Paid-in Capital.

e) Stock Options and Warrants

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

At December 31, 2017, there are a total of 17,500,000 options authorized for issuance under our stock option plans. There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant to the Company’s 2003 and 1999 Equity Incentive Compensation Plans respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents common stock option and warrant activity for the years ended December 31, 2017 and 2016:

	Common Stock	Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at January 1, 2016	13,372,803	$0.04
Warrants granted	3,000,000	$0.04
Outstanding at December 31, 2016	16,372,803	$0.04
Options granted	500,000	$0.04
Warrants granted	9,500,000	$0.03
Outstanding at December 31, 2017	26,372,803	$0.04

The following table summarizes our non-vested common stock option and warrant activity for the years ended December 31, 2017 and 2016:

	Common Stock	Weighted- Average
	Options and	Grant Date
	Warrants	Fair Value

Outstanding at January 1, 2016	1,878,319	$0.06
Granted during the period	3,000,000	$0.04
Vested during the period	(1,570,004)	$0.04
Outstanding at December 31, 2016	3,308,315	$0.05
Granted during the period	10,000,000	$0.03
Vested during the period	(5,683,315)	$0.03
Outstanding at December 31, 2017	7,625,000	$0.04

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2017	Life (Years)	Price	2017	Price

$0.03-0.07	26,372,803	11.37	$0.04	18,747,803	$0.04

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 all common stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. There was no cash received from the exercise of stock options or warrants for the years ended December 31, 2017 or 2016.

The outstanding common stock options and warrants had no intrinsic value as of December 31, 2017. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the common stock option or warrant.

The following table represents preferred stock warrant activity for the year ended December 31, 2017:

		Weighted-
		Average
	Warrants	Exercise Price

Outstanding at January 1, 2017	-	-
Warrants granted	383,493	$1.00
Outstanding at December 31, 2017	383,493	$1.00

The following table summarizes our non-vested preferred stock warrant activity for the year ended December 31, 2017:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2017	-	-
Granted during the period	383,493	$1.00
Vested during the period	(1,250)	$1.00
Outstanding at December 31, 2017	382,243	$1.00

As of December 31, 2017, a total of 383,493 Preferred Stock Warrants were outstanding with a weighted average remaining contractual life of 20.0 years. As of December 31, 2017, 1,250 Preferred Stock Warrants were exercisable with a weighted average remaining contractual life of 20.0 years. There was no cash received from the exercise of Preferred Stock Warrants for the years ended December 31, 2017 or 2016.

At December 31, 2017 the aggregate intrinsic value of the Preferred Stock Warrants outstanding was $9,203,832. The aggregate intrinsic value of the Preferred Stock Warrants exercisable was $30,000. The intrinsic value of our Preferred Stock Warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOSS PER SHARE

Basic earnings per share is calculated by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss applicable to common stockholders, adjusted to exclude potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been exercised, using the treasury stock method. Due to the net loss incurred for the years ended 2017 and 2016, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following tables summarize the components of the loss per share:

	2017	2016

Numerator:
Net loss	$(1,509,020)	$(1,681,303)

Denominator:

Weighted average shares outstanding – basic and diluted	90,477,798	90,477,798

Loss per share - basic and diluted	$(0.02)	$(0.02)

Stock options and warrants excluded from the calculation of dilutive loss per share because they were anti-dilutive	16,372,803	16,372,803

9. COMMITMENTS

Rent expense for all operating leases was $283,065 and $266,967 for the years ended December 31, 2017 and 2016, respectively. We have office lease commitments totaling $844,103 over the next five years, which include $310,551 in 2018, $315,434 in 2019, $185,095 in 2020, $33,023 in 2021, and $0 in 2022.

10. SUPPLEMENTARY CASH FLOW INFORMATION

	2017	2016
Cash paid for
Interest	$1,261	$1,214
Cash received for
Interest	$-	$46

Cash paid for taxes	-	-

The non-cash amounts related to the Debt Exchange and Forgiveness Agreements transactions effective December 28, 2017 are noted below (see Notes 5 and Note 7):

	2017	2016

Total related party debt forgiven	$9,181,983	-
Total related party debt converted into preferred shares & warrants	3,192,115	-
Legal fees associated with debt exchange & forgiveness transactions	(47,781)	-
Total non-cash transactions – debt exchange & forgiveness transactions	$12,326,317	-

11. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined that no subsequent event activity required disclosure.

