Form 10-Q
period 2018-03-31
QUOTEMEDIA INC
filed 2018-05-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The Registrant has 90,477,798 shares of common stock outstanding as at May 7, 2018.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2018

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$465,715	$451,151
Accounts receivable, net	506,015	344,512
Prepaid expenses	72,914	89,884
Other current assets	151,459	149,379
Total current assets	1,196,103	1,034,926

Deposits	16,173	16,551
Property and equipment, net	1,522,218	1,420,946
Goodwill	110,000	110,000
Intangible assets	63,173	64,657

Total assets	$2,907,667	$2,647,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,655,121	$1,565,972
Deferred revenue	676,658	706,819
Current portion of capital lease obligation	27,077	-
Total current liabilities	2,358,856	2,272,791

Long-term portion of capital lease obligation	62,095	-

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated, 127,685 shares issued	3,082,211	3,082,211

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	18,831,927	18,727,661
Accumulated deficit	(21,517,901)	(21,526,062)
Total stockholders’ deficit	(2,595,495)	(2,707,922)

Total liabilities and stockholders’ deficit	$2,907,667	$2,647,080

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2018	2017

LICENSING FEES	$2,667,240	$2,288,453

COST OF REVENUE	1,371,455	1,307,629

GROSS PROFIT	1,295,785	980,824

OPERATING EXPENSES

Sales and marketing	448,058	394,372
General and administrative	538,355	532,913
Software development	303,780	244,234
Total operating expenses	1,290,193	1,171,519

OPERATING PROFIT (LOSS)	5,592	(190,695)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	3,817	(14,440)
Interest expense - related party	-	(275,904)
Interest expense - other	(457)	(410)
Total other income (expenses)	3,360	(290,754)

INCOME (LOSS) BEFORE INCOME TAXES	8,952	(481,449)

Income tax expense	(791)	(756)

NET INCOME (LOSS)	$8,161	$(482,205)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	101,722,932	90,477,798

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2018	2017

Operating activities:

Net income (loss)	$8,161	$(482,205)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211,751	209,830
Bad debt expense	-	30,343
Stock-based compensation expense	113,116	15,375
Changes in assets and liabilities:
Accounts receivable	(161,503)	111,964
Prepaid expenses	16,970	15,634
Other current assets	(2,080)	(8,991)
Deposits	378	(120)
Accounts payable and amounts due to related parties	80,299	375,819
Deferred revenue	(30,161)	62,356
Net cash provided by operating activities	236,931	330,005

Investing activities:

Purchase of fixed assets	(25,479)	(12,522)
Capitalized application software	(196,888)	(182,844)
Net cash used in investing activities	(222,367)	(195,366)

Net increase in cash	14,564	134,639

Cash and equivalents, beginning of period	451,151	271,700

Cash and equivalents, end of period	$465,715	$406,339

Non-cash items:

Purchase of fixed assets under capital lease	$89,172	$-

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2018 through the filing of this report.

For the three months ended March 31, 2018, the Company has a working capital deficit of $1,162,753. Our current liabilities include deferred revenue of $676,658. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2017 contained in our Form 10-K filed with the Securities and Exchange Commission dated April 11, 2018.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as of March 31, 2018 and December 31, 2017.

e) Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of our accumulated deficit. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis. Refer to Note 3, “Revenue” for additional information.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended March 31,
	2018	2017
Portfolio Management Systems:
Corporate Quotestream	$865,463	$733,421
Individual Quotestream	477,160	407,853
Interactive Content and Data Applications	1,324,617	1,147,179
Total revenue	$2,667,240	$2,288,453

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at January 1, 2018	$706,819
Revenue recognized in the current period from the amounts in the beginning balance	(319,786)
New deferrals, net of amounts recognized in the current period	293,845
Effects of foreign currency translation	(4,221)
Balance at March 31, 2018	$676,657

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

4. RELATED PARTIES

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated effective December 28, 2017; therefore no related party interest expense was incurred for the three months ended March 31, 2018. Interest was accrued at 10% on outstanding balances owed to related parties in the comparative period resulting in $275,904 in interest expenses for the three months ended March 31, 2017. Refer to Note 6, “Stockholders’ Deficit” for additional information.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At March 31, 2018, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

5. CAPITAL LEASES

The Company’s property and equipment includes the following computer equipment on capital lease:

	March 31, 2018	December 31, 2017

Computer equipment on capital lease	$89,120	-
Less: accumulated depreciation	1,485	-
	$87,635	-

The Company’s capital lease obligations consist of the following:

	March 31, 2018	December 31, 2017

Total capital lease obligations	$102,209	-
Less amount representing interest	13,037	-
Present value of minimum lease payments	89,172	-
Less current portion	27,077	-
Long-term portion	$62,095	-

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

At March 31, 2018, 127,685 shares of Series A Redeemable Convertible Preferred Stock have been issued. No shares of Series A Redeemable Convertible Preferred Stock were issued during the three months ended March 31, 2018 and 2017.

b) Common stock

No shares of common stock were issued during the three months ended March 31, 2018 and 2017.

c) Stock Options and Warrants

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2018 and 2017 was comprised as follows:

	Three months ended March 31,
	2018	2017
Sales and marketing	$99,291	$5,375
General and administrative	12,700	10,000
Development	1,125	-
Stock-based compensation expense	$113,116	$15,375

Common Stock Options and Warrants

As of March 31, 2018 there were a total of 26,372,803 options and warrants to purchase common stock outstanding, with a weighted average exercise price of $0.06 and a weighted average remaining contractual life of 11.1 years. As of March 31, 2018 there were a total of 18,747,803 vested and 7,625,000 non-vested options and warrants to purchase common stock with weighted average exercise prices of $0.05 and $0.07, respectively. No stock options or warrants to purchase common stock were granted during the three months ended March 31, 2018.

At March 31, 2018 there was $188,871 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 3.58 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2018 the aggregate intrinsic value of options and warrants outstanding was $1,948,241. The aggregate intrinsic value of options and warrants exercisable was $1,389,366. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the three months ending March 31, 2018. At March 31, 2018 there was $270,000 of unrecognized compensation costs related to the 15,000 Compensation Preferred Stock Warrants granted on January 1, 2018 which are expected to be recognized over a weighted-average period of 0.75 years.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2018. The probability is re-evaluated each reporting period. As of March 31, 2018, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently not determinable or probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized. Refer to Note 4, “Related Parties” for additional information.

The following table represents total preferred stock warrant activity for the three months ended March 31, 2018:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	383,493	$1.00
Warrants granted	15,000	$1.00
Outstanding at March 31, 2018	398,493	$1.00

The following table summarizes the total non-vested preferred stock warrant activity for the three months ended March 31, 2018:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	382,243	$1.00
Granted during the period	15,000	$1.00
Vested during the period	(3,750)	$1.00
Outstanding at March 31, 2018	393,493	$1.00

As of March 31, 2018, a total of 393,493 preferred stock warrants were outstanding with a weighted average remaining contractual life of 19.8 years. As of March 31, 2018, a total of 5,000 preferred stock warrants were exercisable with a weighted average remaining contractual life of 19.8 years. There was no cash received from the exercise of preferred stock warrants for the three months ended March 31, 2018 or 2017.

At March 31, 2018 the total aggregate intrinsic value of preferred stock warrants outstanding was $9,563,832. The aggregate intrinsic value of preferred stock warrants exercisable was $120,000. The intrinsic value of our preferred stock warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

7. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017

Net income (loss)	$8,161	$(482,205)
Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Stock options and warrants to purchase common stock	11,245,134	-
Weighted average common shares used to calculate diluted net income per share	101,722,932	90,477,798

Net income (loss) per share - basic	$0.00	$(0.01)
Net income (loss) per share - diluted	$0.00	$(0.01)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2018 and 2017 are shown below:

	Three months ended March 31,
	2018	2017

Stock options and warrants to purchase common stock	4,000,000	16,372,803
Warrants to purchase redeemable convertible preferred stock	1,354,113	-
Redeemable convertible preferred stock	10,639,991	-
Total potential common shares excluded	15,994,104	16,372,803

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “quotemedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

We have three general product lines: Interactive Content and Data Applications, Data Feed Services, and Portfolio Management Systems. For financial reporting purposes, our product categories share similar economic characteristics and share costs; therefore, they are combined into one reporting segment.

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, market depth information, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We are continuing to develop and launch new modules of QModTM, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers search engine optimized (SEO) responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution for our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. For financial reporting purposes, Data Feed Services revenue is included in the Interactive Content and Data Applications revenue totals.

Our Portfolio Management Systems consist of Quotestream®, Quotestream Mobile, Quotestream Professional, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality – most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality – offer a professional-level experience to nonprofessional users.

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

We recently completed a financial restructuring in December 2017 that eliminated over $12 million of debt from our balance sheet and reduced our annual interest expense by about $1.3 million. This restructuring has significantly improved our operating results in the first quarter of 2018, and we believe that our strengthened financial position will allow us to attract and service much larger clients.

Our revenue increased 17% when comparing the three months ended March 31, 2018 and 2017. Through March 31, 2018, we have experienced nine consecutive quarters of revenue growth. Our revenue growth has led to an improved gross margin percentage of 49%, compared to 43% in the prior period. We expect these trends to continue for the remainder of 2018.

Plan of operation

For the remainder of 2018 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through the addition of major new international data feed coverage.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

Important development projects for 2018 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news feeds (including foreign language sources), expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Results of Operations

Revenue

Three months ended March 31,	2018	2017	Change ($)	Change (%)

Corporate Quotestream	$865,463	$733,421	$132,042	18%
Individual Quotestream	477,160	407,853	69,307	17%
Total Portfolio Management Systems	1,342,623	1,141,274	201,349	18%
Interactive Content and Data Applications	1,324,617	1,147,179	177,438	15%
Total Licensing Revenue	$2,667,240	$2,288,453	$378,787	17%

Total licensing revenue increased 17% when comparing the three months ended March 31, 2018 and 2017.

Our Portfolio Management System revenue increased by 18% when comparing the three month periods ended March 31, 2018 and 2017, due to an increase in both Corporate Quotestream Revenue and Individual Quotestream revenue. The increase is attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 18% for the three month period ended March 31, 2018 from the comparative period in 2017 due to new contracts signed since the comparative period and increases in the number of subscribers for existing clients.

Individual Quotestream revenue increased 17% from the three month comparative period in 2017. The increase is due to increases in both the number of subscribers and average revenue per subscriber from the comparative periods.

Interactive Content and Data Application revenue increased 15% when comparing the three month periods ended March 31, 2018 and 2017, due to increases in both the number of clients and the average revenue per client which is attributable to the launch of new products such as QMod, our new proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

Three months ended March 31,	2018	2017	Change ($)	Change (%)

Cost of revenue	$1,371,455	$1,307,629	$63,826	5%
Gross profit	$1,295,785	$980,824	$314,961	32%
Gross margin %	49%	43%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 5% when comparing the three month periods ended March 31, 2018 and 2017. The increase in cost of revenue was mainly due to increased variable stock exchange fees resulting from increased customer usage, as well as new and increased fees levied by our content providers.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage of 49% for the three month periods ended March 31, 2018 compared to 43% in 2017.

Operating Expenses Summary

Three months ended March 31,	2018	2017	Change ($)	Change (%)

Sales and marketing	$448,058	$394,372	$53,686	14%
General and administrative	538,355	532,913	5,442	1%
Software development	303,780	244,234	59,546	24%
Total operating expenses	$1,290,193	$1,171,519	$118,674	10%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 14% when comparing the three month periods ended March 31, 2018 and 2017. The increase was due primarily to additional sales personnel hired since comparative periods.

Effective December 28, 2017, the Company entered into a new Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. In accordance with the Compensation Agreement, the Company issued Mr. Shworan 3,750 warrants to purchase shares of Series A Redeemable Convertible Preferred Stock in lieu of a cash salary. A total of $90,000 of stock-based compensation was included in sales and marketing expenses for the three months ending March 31, 2018 related to warrants granted to Mr. Shworan, effectively offsetting the same amount of salary expense that was accrued for Mr. Shworan in the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, increasing 1% when comparing the three month periods ended March 31, 2018 and 2017 due to increased recruiting costs, offset by decreases bad debt expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 24% for the three month period ended March 31, 2018 when compared to the same period in 2017. The increase was mainly due to hiring additional development personnel since the comparative period.

We capitalized $196,888 of development costs for the three months ended March 31, 2018, compared to $182,844 for the same period in 2017. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three months ended March 31,	2018	2017

Foreign exchange gain (loss)	$3,817	$(14,440)
Interest expense – related party	-	(275,904)
Interest expense - other	(457)	(410)
Total other income and (expenses)	$3,360	$(290,754)

Foreign Exchange Gain (Loss)

Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability, therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates.

The Canadian dollar depreciated 2.5% versus the U.S. dollar when comparing the foreign exchange rates at March 31, 2018 to the rate at December 31, 2017. This resulted in a foreign exchange gain of $3,817 for the three months ended March 31, 2018, compared to a foreign exchange loss of $14,440 for the same period in 2017 when the Canadian dollar appreciated 1% versus the U.S. dollar.

Interest Expense – Related Party

No related party interest expense was incurred during the three month period ended March 31, 2018. Interest expense of $275,904 in the comparative 2017 period was accrued at 10% on amounts owed to related parties. On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt and its related interest expense was eliminated.

Provision for Income Taxes

For the three month periods ended March 31, 2018, the Company recorded Canadian income tax expense of $791 compared to $756 in the comparative periods in 2017.

Net Income (Loss) for the Period

As a result of the foregoing, net income for the three months ended March 31, 2018 was $8,161 compared to a net loss of $482,205 for the three months ended March 31, 2017. Basic and diluted earnings per share were $0.00 for the three months ended March 31, 2018 compared to a basic and diluted $0.01 loss per share for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our cash totaled $465,715 at March 31, 2018, as compared with $451,151 at December 31, 2017, an increase of $14,564. Net cash of $236,931 was provided by operations for the three months ended March 31, 2018, primarily due to increases in accounts payable and capital lease obligations, as well as adjustments for non-cash charges, offset by an increase in accounts receivable. Net cash used in investing activities for the three months ended March 31, 2018 was $222,367 resulting from capitalized application software costs and the purchase of new computer equipment. There were no financing activities for the three month period ended March 31, 2018.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2018 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

QUOTEMEDIA, INC.

Dated: May 14, 2018

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer
(Principal Accounting Officer)

