Form 10-Q
period 2018-06-30
QUOTEMEDIA INC
filed 2018-08-10
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to _________

Commission File Number:  0-28599

QUOTEMEDIA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	91-2008633
(State or Other Jurisdiction of I ncorporation or Organization)	(IRS Employer Identification Number)

17100 East Shea Boulevard, Suite 230, Fountain Hills, AZ 85268
(Address of Principal Executive Offices)

(480) 905-7311
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The Registrant has 90,477,798 shares of common stock outstanding as at August 3, 2018.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$584,711	$451,151
Accounts receivable, net	505,525	344,512
Prepaid expenses	71,896	89,884
Other current assets	157,364	149,379
Total current assets	1,319,496	1,034,926

Deposits	15,896	16,551
Property and equipment, net	1,610,708	1,420,946
Goodwill	110,000	110,000
Intangible assets	64,130	64,657

Total assets	$3,120,230	$2,647,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,536,543	$1,565,972
Deferred revenue	789,839	706,819
Current portion of capital lease obligation	27,337	-
Total current liabilities	2,353,719	2,272,791

Long-term portion of capital lease obligation	54,143	-

Mezzanine equity:
Series A Redeemable Convertible Preferred stock,
$0.001 par value, 550,000 shares designated,
127,685 shares issued	3,082,211	3,082,211

Stockholders’ deficit:
Preferred stock, 10,000,000 shares
authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000
shares authorized, 90,477,798 shares issued
and outstanding	90,479	90,479
Additional paid-in capital	18,945,043	18,727,661
Accumulated deficit	(21,405,365)	(21,526,062)
Total stockholders’ deficit	(2,369,843)	(2,707,922)

Total liabilities and stockholders’ deficit	$3,120,230	$2,647,080

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
LICENSING FEES	$2,798,570	$2,339,265	$5,465,810	$4,627,718

COST OF REVENUE	1,414,269	1,242,978	2,785,724	2,550,607

GROSS PROFIT	1,384,301	1,096,287	2,680,086	2,077,111

OPERATING EXPENSES

Sales and marketing	487,930	382,977	935,988	777,349
General and administrative	500,238	495,534	1,038,593	1,028,447
Software development	284,878	251,234	588,658	495,468
	1,273,046	1,129,745	2,563,239	2,301,264

OPERATING PROFIT (LOSS)	111,255	(33,458)	116,847	(224,153)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	4,383	(59,027)	8,200	(73,467)
Interest expense (related party)	-	(285,183)	-	(561,497)
Interest expense - other	(2,328)	-	(2,785)	-
	2,055	(344,210)	5,415	(634,964)

INCOME (LOSS) BEFORE INCOME TAXES	113,310	(377,668)	122,262	(859,117)

Provision for income taxes	(774)	(743)	(1,565)	(1,499)

NET INCOME (LOSS)	$112,536	$(378,411)	$120,697	$(860,616)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	0.00	(0.00)	0.00	(0.01)
Diluted earnings (loss) per share	0.00	(0.00)	0.00	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	99,803,542	90,477,798	101,186,441	90,477,798

See accompanying notes

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES:

Net income (loss)	$120,697	$(860,616)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	431,799	418,906
Bad debt expense	7,420	34,308
Stock-based compensation expense	226,232	30,664
Changes in assets and liabilities:
Accounts receivable	(168,433)	2,933
Prepaid expenses	17,988	8,079
Other current assets	(7,985)	(31,236)
Deposits	655	(498)
Accounts payable and amounts due to related parties	(38,279)	693,085
Deferred revenue	83,020	218,581
Net cash provided by operating activities	673,114	514,206

INVESTING ACTIVITIES:

Purchase of fixed assets	(99,593)	(35,224)
Purchase of intangible assets	(2,570)	-
Capitalized application software	(430,781)	(370,669)
Net cash used in investing activities	(532,944)	(405,893)

FINANCING ACTIVITIES:

Repayment of capital lease financing	(6,610)	-
Net cash used in financing activities	(6,610)	-

Net increase in cash	133,560	108,313

Cash and equivalents, beginning of period	451,151	271,700

Cash and equivalents, end of period	$584,711	$380,013

NON-CASH ITEMS:

Purchase of fixed assets under capital lease	$89,120	$-

See accompanying notes

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of June 30, 2018 through the filing of this report.

As of June 30, 2018, the Company has a working capital deficit of $1,034,223. Our current liabilities include deferred revenue of $789,839. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as of June 30, 2018 and December 31, 2017.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

e) Accounting Pronouncements

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Portfolio Management Systems:
Corporate Quotestream	$881,557	$752,992	$1,747,020	$1,486,413
Individual Quotestream	466,888	412,234	944,048	820,087
Interactive Content & Data Applications	1,450,125	1,174,039	2,774,742	2,321,218
Total revenue	$2,798,570	$2,339,265	$5,465,810	$4,627,718

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at January 1, 2018	$706,819
Revenue recognized in the current period from the amounts in the beginning balance	(512,956)
New deferrals, net of amounts recognized in the current period	604,298
Effects of foreign currency translation	(8,322)
Balance at June 30, 2018	$789,839

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. RELATED PARTIES

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated effective December 28, 2017; therefore no related party interest expense was incurred for the three or six months ended June 30, 2018. Interest was accrued at 10% on outstanding balances owed to related parties in the comparative period resulting in $285,183 and $561,497 in interest expenses for the three and six months ended June 30, 2017, respectively. Refer to Note 6, “Stockholders’ Deficit” for additional information.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At June 30, 2018, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

5.CAPITAL LEASES

The Company’s property and equipment includes the following computer equipment on capital lease:

	June 30, 2018	December 31, 2017

Computer equipment on capital lease	$89,120	-
Less: accumulated depreciation	5,941	-
	$83,179	-

The Company’s capital lease obligations consist of the following:

	June 30, 2018	December 31, 2017

Total capital lease obligations	$92,498	-
Less amount representing interest	11,018	-
Present value of minimum lease payments	81,480	-
Less current portion	27,337	-
Long-term portion	$54,143	-

6.STOCKHOLDERS’ DEFICIT

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

At June 30, 2018, 127,685 shares of Series A Redeemable Convertible Preferred Stock have been issued. No shares of Series A Redeemable Convertible Preferred Stock were issued during the six months ended June 30, 2018 and 2017.

b) Common stock

No shares of common stock were issued during the six months ended June 30, 2018 and 2017.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2018 and 2017 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sales and marketing	$99,291	$5,288	$198,582	$10,664
General and administrative	12,700	10,000	25,400	20,000
Development	1,125	-	2,250	-
Total stock-based compensation	$113,116	$15,288	$226,232	$30,664

Common Stock Options and Warrants

As of June 30, 2018 there were a total of 26,372,803 options and warrants to purchase common stock outstanding, with a weighted average exercise price of $0.06 and a weighted average remaining contractual life of 10.9 years. As of June 30, 2018 there were a total of 18,747,803 vested and 7,625,000 non-vested options and warrants to purchase common stock with weighted average exercise prices of $0.05 and $0.07, respectively. There was no stock option or warrant activity during the six months ended June 30, 2018.

At June 30, 2018 there was $165,755 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 3.33 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2018 the aggregate intrinsic value of options and warrants outstanding was $1,124,513. The aggregate intrinsic value of options and warrants exercisable was $921,888. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 and $180,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the three and six months ending June 30, 2018. At June 30, 2018 there was $180,000 of unrecognized compensation costs related to the 15,000 Compensation Preferred Stock Warrants granted on January 1, 2018 which are expected to be recognized over a weighted-average period of 0.50 years.

 Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2018. The probability is re-evaluated each reporting period. As of June 30, 2018, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently not determinable or probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized. Refer to Note 4, “Related Parties” for additional information.

The following table represents total preferred stock warrant activity for the six months ended June 30, 2018:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	383,493	$1.00
Warrants granted	15,000	$1.00
Outstanding at June 30, 2018	398,493	$1.00

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the total non-vested preferred stock warrant activity for the six months ended June 30, 2018:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	382,243	$1.00
Granted during the period	15,000	$1.00
Vested during the period	(7,500)	$1.00
Outstanding at June 30, 2018	389,743	$1.00

As of June 30, 2018, a total of 398,493 preferred stock warrants were outstanding with a weighted average remaining contractual life of 19.5 years. As of June 30, 2018, a total of 8,750 preferred stock warrants were exercisable with a weighted average remaining contractual life of 19.5 years. There was no cash received from the exercise of preferred stock warrants for the six months ended June 30, 2018 or 2017.

At June 30, 2018 the total aggregate intrinsic value of preferred stock warrants outstanding was $9,563,832. The aggregate intrinsic value of preferred stock warrants exercisable was $210,000. The intrinsic value of our preferred stock warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

7.  EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$112,536	$(378,411)	$120,697	$(860,616)

Weighted average common shares used
to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Stock options and warrants to purchase
common stock	9,325,744	-	10,708,643	-
Weighted average common shares used
to calculate diluted net income per share	99,803,542	90,477,798	101,186,441	90,477,798

Net income (loss) per share - basic	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share - diluted	$0.00	$(0.00)	$0.00	$(0.01)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2018 and 2017 are shown below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options and warrants to purchase
common stock	4,000,000	16,372,803	4,000,000	16,372,803
Warrants to purchase redeemable
convertible preferred stock	1,354,113	-	1,354,113	-
Redeemable convertible preferred stock	10,639,991	-	10,639,991	-
Total potential common shares excluded	15,994,104	16,372,803	15,994,104	16,372,803

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

Our Interactive Content and Data Applications consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet.  Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, market depth information, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We are continuing to develop and launch new modules of QModTM, our proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers search engine optimized (SEO) responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

We recently completed a financial restructuring in December 2017 that eliminated over $12 million of debt from our balance sheet and reduced our annual interest expense by about $1.3 million. This restructuring has significantly improved our operating results through the first two quarters of 2018, and we believe that our strengthened financial position will allow us to attract and service much larger clients.

Our revenue increased 20% and 18% when comparing the three and six months ended June 30, 2018 and 2017. Through June 30, 2018, we have experienced ten consecutive quarters of revenue growth. Our revenue growth has led to an improved gross margin percentage of 49% for the three and six months ended June 30, 2018, up from 47% and 45% in the comparative 2017 periods. We expect our positive revenue growth to continue for the remainder of 2018 and 2019.

Plan of operation

For the remainder of 2018 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through the addition of major new international data feed coverage, as well as new data delivery products.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

Important development projects for 2018 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Results of Operations

Revenue

Three months ended June 30,	2018	2017	Change ($)	Change (%)

Corporate Quotestream	$881,557	$752,991	$128,566	17%
Individual Quotestream	466,888	412,235	54,653	13%
Total Portfolio Management Systems	1,348,445	1,165,226	183,219	16%
Interactive Content and Data Applications	1,450,125	1,174,039	276,086	24%
Total Licensing Revenue	$2,798,570	$2,339,265	$459,305	20%

Six months ended June 30,	2018	2017	Change ($)	Change (%)

Corporate Quotestream	$1,747,020	$1,486,413	$260,607	18%
Individual Quotestream	944,048	820,087	123,961	15%
Total Portfolio Management Systems	2,691,068	2,306,500	384,568	17%
Interactive Content and Data Applications	2,774,742	2,321,218	453,524	20%
Total Licensing Revenue	$5,465,810	$4,627,718	$838,092	18%

Total licensing revenue increased 20% and 18% when comparing the three and six months ended June 30, 2018 and 2017.

Our Portfolio Management System revenue increased by 16% and 17% when comparing the three and six month periods ended June 30, 2018 and 2017, due to increases in both Corporate Quotestream Revenue and Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 17% and 18% for the three and six month period ended June 30, 2018 from the comparative periods in 2017 due to new contracts signed since the comparative periods and increases in the number of subscribers for existing clients.

Individual Quotestream revenue increased 13% and 15% from the three and six month comparative periods in 2017. The increases are due to increases in both the number of subscribers and average revenue per subscriber from the comparative periods.

Interactive Content and Data Application revenue increased 24% and 20% when comparing the three and six month periods ended June 30, 2018 and 2017, due to increases in both the number of clients and the average revenue per client which is attributable to the launch of new products such as QMod, our proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

Three months ended June 30,	2018	2017	Change ($)	Change (%)

Cost of revenue	$1,414,269	$1,242,978	$171,291	14%
Gross profit	$1,384,301	$1,096,287	$288,014	26%
Gross margin %	49%	47%

Six months ended June 30,	2018	2017	Change ($)	Change (%)

Cost of revenue	$2,785,724	$2,550,607	$235,117	9%
Gross profit	$2,680,086	$2,077,111	$602,975	29%
Gross margin %	49%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 14% and 9% when comparing the three and six month periods ended June 30, 2018 and 2017. The increase in cost of revenue was mainly due to increased variable stock exchange fees resulting from increased customer usage, as well as new and increased fees levied by our content providers.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage of 49% for the three and six month periods ended June 30, 2018 compared to 47% and 45% in 2017.

Operating Expenses Summary

Three months ended June 30,	2018	2017	Change ($)	Change (%)

Sales and marketing	$487,930	$382,977	$104,953	27%
General and administrative	500,238	495,534	4,704	1%
Software development	284,878	251,234	33,644	13%
Total operating expenses	$1,273,046	$1,129,745	$143,301	13%

Six months ended June 30,	2018	2017	Change ($)	Change (%)

Sales and marketing	$935,988	$777,349	$158,639	20%
General and administrative	1,038,593	1,028,447	10,146	1%
Software development	588,658	495,468	93,190	19%
Total operating expenses	$2,563,239	$2,301,264	$261,975	11%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 27% and 20% when comparing the three and six month periods ended June 30, 2018 and 2017. The increase was due primarily to additional sales personnel hired since comparative periods.

Effective December 28, 2017, the Company entered into a new Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. On January 1, 2018, in accordance with the Compensation Agreement the Company issued Mr. Shworan 15,000 warrants to purchase shares of Series A Redeemable Convertible Preferred Stock in lieu of a cash salary. A total of $90,000 and $180,000 of stock-based compensation was included in sales and marketing expenses for the three and six months ending June 30, 2018 related to warrants granted to Mr. Shworan, effectively offsetting the same amount of salary expense that was accrued for Mr. Shworan in the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, increasing 1% when comparing the three and six month periods ended June 30, 2018 and 2017.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 13% and 19% for the three and six month period ended June 30, 2018 when compared to the same periods in 2017. The increases are mainly due to hiring additional development personnel since the comparative period.

We capitalized $233,893 and $430,781 of development costs for the three and six months ended June 30, 2018, compared to $187,825 and $370,669 for the same periods in 2017. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three months ended June 30,	2018	2017

Foreign exchange gain (loss)	$4,383	$(59,027)
Interest expense – related party	-	(285,183)
Interest expense - other	(2,328)	-
Total other income and (expenses)	$2,055	$(344,210)

Six months ended June 30,	2018	2017

Foreign exchange gain (loss)	$8,200	$(73,467)
Interest expense – related party	-	(561,497)
Interest expense - other	(2,785)	-
Total other income and (expenses)	$5,415	$(634,964)

Foreign Exchange Gain (Loss)

Exchange gains and losses primarily arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability, therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates.

The Canadian dollar depreciated 2.0% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2018 to the rate at March 31, 2018 resulting in a foreign exchange gain of $4,383 for the three months ended June 30, 2018, compared to a foreign exchange loss of $59,027 for the same period in 2017 when the Canadian dollar appreciated 2.5% versus the U.S. dollar.

The Canadian dollar depreciated 4.6% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2018 to the rate at December 31, 2017 resulting in a foreign exchange gain of $8,200 for the six months ended June 30, 2018, compared to a foreign exchange loss of $73,467 for the same period in 2017 when the Canadian dollar appreciated 3.3% versus the U.S. dollar.

Interest Expense – Related Party

No related party interest expense was incurred during the three and six month periods ended June 30, 2018. Interest expense of $285,183 and $561,497 in the comparative 2017 periods was accrued at 10% on amounts owed to related parties. On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt and its related interest expense was eliminated.

Provision for Income Taxes

For the three and six month periods ended June 30, 2018, the Company recorded Canadian income tax expense of $774 and $1,565 compared to $743 and $1,499 in the comparative periods in 2017.

Net Income (Loss) for the Period

As a result of the foregoing, net income for the three and six months ended June 30, 2018 was $112,536 and $120,697 compared to net losses of $378,411 and $860,616 for the three and six months ended June 30, 2017. Basic and diluted earnings per share was $0.00 for the three and six months ended June 30, 2018 compared to a basic and diluted loss per share of $0.00 and $0.01 for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Our cash totaled $584,711 at June 30, 2018, as compared with $451,151 at December 31, 2017, an increase of $133,560. Net cash of $673,114 was provided by operations for the six months ended June 30, 2018, primarily due to the net income during the period adjusted for non-cash charges and the increase in deferred revenue, offset by an increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2018 was $532,944 resulting from capitalized application software costs and the purchase of new computer equipment. Cash used in financing activities for the six months ended June 30, 2018 was $6,610 related to the repayment of capital lease financing.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2018 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 10, 2018

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)