Form 10-Q
period 2018-09-30
QUOTEMEDIA INC
filed 2018-11-14
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ⬜

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ⬜

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The Registrant has 90,477,798 shares of common stock outstanding as at November 5, 2018.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$630,208	$451,151
Accounts receivable, net	560,577	344,512
Prepaid expenses	67,555	89,884
Other current assets	170,187	149,379
Total current assets	1,428,527	1,034,926

Deposits	16,137	16,551
Property and equipment, net	1,620,720	1,420,946
Goodwill	110,000	110,000
Intangible assets	62,517	64,657

Total assets	$3,237,901	$2,647,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,331,538	$1,565,972
Deferred revenue	830,026	706,819
Current portion of capital lease obligation	28,256	-
Total current liabilities	2,189,820	2,272,791

Long-term portion of capital lease obligation	47,445	-

Mezzanine equity:
Series A Redeemable Convertible Preferred stock,
$0.001 par value, 550,000 shares designated,
126,485 and 127,685 shares issued, respectively	3,052,705	3,082,211

Stockholders’ deficit:
Preferred stock, 10,000,000 shares
authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000
shares authorized, 90,477,798 shares issued
and outstanding	90,479	90,479
Additional paid-in capital	19,054,333	18,727,661
Accumulated deficit	(21,196,881)	(21,526,062)
Total stockholders’ deficit	(2,052,069)	(2,707,922)

Total liabilities and stockholders’ deficit	$3,237,901	$2,647,080

See accompanying notes	3

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

LICENSING FEES	$2,811,872	$2,388,146	$8,277,682	$7,015,864

COST OF REVENUE	1,354,498	1,310,995	4,140,222	3,861,602

GROSS PROFIT	1,457,374	1,077,151	4,137,460	3,154,262

OPERATING EXPENSES

Sales and marketing	470,312	397,357	1,406,300	1,174,706
General and administrative	477,231	478,805	1,515,824	1,507,252
Software development	289,678	251,286	878,336	746,754
	1,237,221	1,127,448	3,800,460	3,428,712

OPERATING PROFIT (LOSS)	220,153	(50,297)	337,000	(274,450)

OTHER INCOME (EXPENSES)

Foreign exchange loss	(8,925)	(96,120)	(725)	(169,587)
Interest expense (related party)	-	(297,865)	-	(859,362)
Interest expense - other	(1,980)	-	(4,765)	-
	(10,905)	(393,985)	(5,490)	(1,028,949)

INCOME (LOSS) BEFORE INCOME TAXES	209,248	(444,282)	331,510	(1,303,399)

Provision for income taxes	(764)	(796)	(2,329)	(2,295)

NET INCOME (LOSS)	$208,484	$(445,078)	$329,181	$(1,305,694)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	0.00	(0.00)	0.00	(0.01)
Diluted earnings (loss) per share	0.00	(0.00)	0.00	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	104,007,070	90,477,798	101,577,469	90,477,798

See accompanying notes	4

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2018	2017

OPERATING ACTIVITIES:

Net income (loss)	$329,181	$(1,305,694)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	656,304	628,011
Bad debt expense	32,644	34,841
Stock-based compensation expense	336,016	45,716
Changes in assets and liabilities:
Accounts receivable	(248,709)	66,921
Prepaid expenses	22,329	41,755
Other current assets	(20,808)	(35,536)
Deposits	414	(1,204)
Accounts payable and amounts due to related parties	(243,284)	1,184,975
Deferred revenue	123,207	226,595
Net cash provided by operating activities	987,294	886,380

INVESTING ACTIVITIES:

Purchase of fixed assets	(110,080)	(76,965)
Capitalized application software	(654,827)	(582,699)
Net cash used in investing activities	(764,907)	(659,664)

FINANCING ACTIVITIES:

Repayment of capital lease financing	(13,330)	-
Redemption of preferred stock	(30,000)	-
Net cash used in financing activities	(43,330)	-

Net increase in cash	179,057	226,716

Cash and equivalents, beginning of period	451,151	271,700

Cash and equivalents, end of period	$630,208	$498,416

NON-CASH ITEMS:

Purchase of fixed assets under capital lease	$89,120	$-
Legal fees associated with debt exchange & forgiveness transactions	$8,850	$-

See accompanying notes	5

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2018 through the filing of this report.

As of September 30, 2018, the Company has a working capital deficit of $761,293. Our current liabilities include deferred revenue of $830,026. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $120,000 as of September 30, 2018 and December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company will adopt the standard effective in the first quarter of 2019 and will not restate comparative periods upon adoption. The Company does not expect the adoption will have a material impact on its consolidated statement of earnings. However, the new standard will require the Company to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet for operating leases that exist as of the adoption date.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy Levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Portfolio Management Systems:
Corporate Quotestream	$886,833	$759,952	$2,633,853	$2,246,365
Individual Quotestream	451,618	412,057	1,395,666	1,232,144
Interactive Content & Data Applications	1,473,421	1,216,137	4,248,163	3,537,355
Total revenue	$2,811,872	$2,388,146	$8,277,682	$7,015,864

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at January 1, 2018	$706,819
Revenue recognized in the current period from the amounts in the beginning balance	(620,174)
New deferrals, net of amounts recognized in the current period	748,291
Effects of foreign currency translation	(4,910)
Balance at September 30, 2018	$830,026

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. RELATED PARTIES

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated effective December 28, 2017; therefore no related party interest expense was incurred for the three or nine months ended September 30, 2018. Interest was accrued at 10% on outstanding balances owed to related parties in the comparative period resulting in $297,865 and $859,362 in interest expenses for the three and nine months ended September 30, 2017, respectively. Refer to Note 6, “Stockholders’ Deficit” for additional information.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At September 30, 2018, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

5. CAPITAL LEASES

The Company’s property and equipment includes the following computer equipment on capital lease:

	September 30, 2018	December 31, 2017

Computer equipment on capital lease	$89,120	-
Less: accumulated depreciation	10,397	-
	$78,723	-

The Company’s capital lease obligations consist of the following:

	September 30, 2018	December 31, 2017

Total capital lease obligations	$85,023	-
Less amount representing interest	9,322	-
Present value of minimum lease payments	75,701	-
Less current portion	28,256	-
Long-term portion	$47,445	-

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

At September 30, 2018, 126,485 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued, and 1,200 shares were redeemed during the three and nine month periods ending September 30, 2018. The shares were redeemed at their $25 per share liquidation value. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed in the comparative 2017 periods.

b) Common stock

No shares of common stock were issued during the nine months ended September 30, 2018 and 2017.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2018 and 2017 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Sales and marketing	$99,291	$5,052	$297,873	$15,716
General and administrative	9,368	10,000	34,768	30,000
Development	1,125	-	3,375	-
Total stock-based compensation	$109,784	$15,052	$336,016	$45,716

Common Stock Options and Warrants

As of September 30, 2018 there were a total of 26,372,803 options and warrants to purchase common stock outstanding, with a weighted average exercise price of $0.06 and a weighted average remaining contractual life of 10.6 years. As of September 30, 2018 there were a total of 20,047,803 vested options and warrants to purchase common stock with weighted average exercise price of $0.05.

The following table summarizes the total non-vested common stock warrant and stock option activity for the nine months ended September 30, 2018:

	Common Stock	Weighted-
	Options and	Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	7,625,000	$0.07
Vested during the period	(1,300,000)	$0.05
Outstanding at September 30, 2018	6,325,000	$0.08

At September 30, 2018 there was $145,971 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 3.65 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2018 the aggregate intrinsic value of options and warrants outstanding was $2,179,426. The aggregate intrinsic value of options and warrants exercisable was $1,792,801. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 and $270,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the three and nine months ending September 30, 2018. At September 30, 2018 there was $90,000 of unrecognized compensation costs related to the 15,000 Compensation Preferred Stock Warrants granted on January 1, 2018 which are expected to be recognized over a weighted-average period of 0.25 years.

 Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2018. The probability is re-evaluated each reporting period. As of September 30, 2018, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently not determinable or probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized. Refer to Note 4, “Related Parties” for additional information.

The following table represents total preferred stock warrant activity for the nine months ended September 30, 2018:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	383,493	$1.00
Warrants granted	15,000	$1.00
Outstanding at September 30, 2018	398,493	$1.00

The following table summarizes the total non-vested preferred stock warrant activity for the nine months ended September 30, 2018:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2018	382,243	$1.00
Granted during the period	15,000	$1.00
Vested during the period	(11,250)	$1.00
Outstanding at September 30, 2018	385,993	$1.00

As of September 30, 2018, a total of 398,493 preferred stock warrants were outstanding with a weighted average remaining contractual life of 19.3 years. As of September 30, 2018, a total of 12,500 preferred stock warrants were exercisable with a weighted average remaining contractual life of 19.3 years. There was no cash received from the exercise of preferred stock warrants for the nine months ended September 30, 2018 or 2017.

At September 30, 2018 the total aggregate intrinsic value of preferred stock warrants outstanding was $9,563,832. The aggregate intrinsic value of preferred stock warrants exercisable was $300,000. The intrinsic value of our preferred stock warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income (loss)	$208,484	$(445,078)	$329,181	$(1,305,694)

Weighted average common shares used
to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Stock options and warrants to purchase
common stock	13,529,272	-	11,099,671	-
Weighted average common shares used
to calculate diluted net income per share	104,007,070	90,477,798	101,577,469	90,477,798

Net income (loss) per share - basic	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share - diluted	$0.00	$(0.00)	$0.00	$(0.01)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine months ended September 30, 2018 and 2017 are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options and warrants to purchase
common stock	-	16,372,803	4,000,000	16,372,803
Warrants to purchase redeemable
convertible preferred stock	1,354,113	-	1,354,113	-
Redeemable convertible preferred stock	10,539,995	-	10,539,995	-
Total potential common shares excluded	11,894,108	16,372,803	15,894,108	16,372,803

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

Our revenue increased 18% when comparing the three and nine months ended September 30, 2018 and 2017. Through September 30, 2018, we have experienced 11 consecutive quarters of revenue growth. Our revenue growth has led to an improved gross margin percentage of 52% and 50% for the three and nine months ended September 30, 2018, up from 45% in the comparative 2017 periods. We expect our positive revenue growth to continue for the remainder of 2018 and 2019.

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

Results of Operations

Revenue

Three months ended September 30,	2018	2017	Change ($)	Change (%)

Corporate Quotestream	$886,833	$759,952	$126,881	17%
Individual Quotestream	451,618	412,057	39,561	10%
Total Portfolio Management Systems	1,338,451	1,172,009	166,442	14%
Interactive Content and Data Applications	1,473,421	1,216,137	257,284	21%
Total Licensing Revenue	$2,811,872	$2,388,146	$423,726	18%

Nine months ended September 30,	2018	2017	Change ($)	Change (%)

Corporate Quotestream	$2,633,853	$2,246,365	$387,488	17%
Individual Quotestream	1,395,666	1,232,144	163,522	13%
Total Portfolio Management Systems	4,029,519	3,478,509	551,010	16%
Interactive Content and Data Applications	4,248,163	3,537,355	710,808	20%
Total Licensing Revenue	$8,277,682	$7,015,864	$1,261,818	18%

Total licensing revenue increased 18% when comparing the three and nine months ended September 30, 2018 and 2017.

Our Portfolio Management System revenue increased by 14% and 16% when comparing the three and nine month periods ended September 30, 2018 and 2017, due to increases in both Corporate Quotestream Revenue and Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 17% for the three and nine month periods ended September 30, 2018 from the comparative periods in 2017 due to new contracts signed since the comparative periods and increases in the number of subscribers for existing clients.

Individual Quotestream revenue increased 10% and 13% from the three and nine month comparative periods in 2017. The increases are due to increases in both the number of subscribers and average revenue per subscriber from the comparative periods.

Interactive Content and Data Application revenue increased 21% and 20% when comparing the three and nine month periods ended September 30, 2018 and 2017, due to increases in both the number of clients and the average revenue per client which is attributable to the launch of new products such as QMod, our proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

Three months ended September 30,	2018	2017	Change ($)	Change (%)

Cost of revenue	$1,354,498	$1,310,995	$43,503	3%
Gross profit	$1,457,374	$1,077,151	$380,223	35%
Gross margin %	52%	45%

Nine months ended September 30,	2018	2017	Change ($)	Change (%)

Cost of revenue	$4,140,222	$3,861,602	$278,620	7%
Gross profit	$4,137,460	$3,154,262	$983,198	31%
Gross margin %	50%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 3% and 7% when comparing the three and nine month periods ended September 30, 2018 and 2017. The increase in cost of revenue was mainly due to increased variable stock exchange fees resulting from increased customer usage, as well as new and increased fees levied by our content providers.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage of 52% and 50% for the three and nine month periods ended September 30, 2018 compared to 45% in the comparative 2017 periods.

Operating Expenses Summary

Three months ended September 30,	2018	2017	Change ($)	Change (%)

Sales and marketing	$470,312	$397,357	$72,955	18%
General and administrative	477,231	478,805	(1,574)	(0%)
Software development	289,678	251,286	38,392	15%
Total operating expenses	$1,237,221	$1,127,448	$109,773	10%

Nine months ended September 30,	2018	2017	Change ($)	Change (%)

Sales and marketing	$1,406,300	$1,174,706	$231,594	20%
General and administrative	1,515,824	1,507,252	8,572	1%
Software development	878,336	746,754	131,582	18%
Total operating expenses	$3,800,460	$3,428,712	$371,748	11%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 18% and 20% when comparing the three and nine month periods ended September 30, 2018 and 2017. The increase was due primarily to additional sales personnel hired since comparative periods.

Effective December 28, 2017, the Company entered into a new Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc. On January 1, 2018, in accordance with the Compensation Agreement the Company issued Mr. Shworan 15,000 warrants to purchase shares of Series A Redeemable Convertible Preferred Stock in lieu of a cash salary. A total of $90,000 and $180,000 of stock-based compensation was included in sales and marketing expenses for the three and nine months ending September 30, 2018 related to warrants granted to Mr. Shworan, effectively offsetting the same amount of salary expense that was accrued for Mr. Shworan in the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, increasing (0%) and 1% when comparing the three and nine month periods ended September 30, 2018 and 2017.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 15% and 18% for the three and nine month period ended September 30, 2018 when compared to the same periods in 2017. The increases are mainly due to hiring additional development personnel since the comparative period.

We capitalized $224,045 and $654,827 of development costs for the three and nine months ended September 30, 2018, compared to $212,030 and $582,669 for the same periods in 2017. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three months ended September 30,	2018	2017

Foreign exchange gain (loss)	$(8,925)	$(96,120)
Interest expense – related party	-	(297,865)
Interest expense - other	(1,980)	-
Total other income and (expenses)	$(10,905)	$(393,985)

Nine months ended September 30,	2018	2017

Foreign exchange gain (loss)	$(725)	$(169,587)
Interest expense – related party	-	(859,362)
Interest expense - other	(4,765)	-
Total other income and (expenses)	$(5,490)	$(1,028,949)

Foreign Exchange Gain (Loss)

Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability, therefore we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates. Gains and losses arising from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions are also included in foreign exchange gains and losses.

We incurred a foreign exchange loss of $8,925 for the three months ended September 30, 2018 attributable to both the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and the settlement of foreign currency denominated transactions. The Canadian dollar appreciated 1.8% versus the U.S. dollar when comparing the foreign exchange rate at September 30, 2018 to the rate at June 30, 2018 resulting in a foreign exchange loss for the three months ended September 30, 2018. We incurred a foreign exchange loss of $96,120 for the comparative 2017 period attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar appreciated 4.5% versus the U.S. dollar.

We incurred a foreign exchange loss of $725 for the nine months ended September 30, 2018 attributable to the loss on the settlement of foreign currency denominated transactions, offset by the gain resulting from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. The Canadian dollar depreciated 2.8% versus the U.S. dollar when comparing the foreign exchange rate at September 30, 2018 to the rate at December 31, 2017 resulting in a foreign exchange re-measurement gain for the nine months ended September 30, 2018. We incurred a foreign exchange loss of $169,587 for the comparative 2017 period attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar appreciated 7.7% versus the U.S. dollar

Interest Expense – Related Party

No related party interest expense was incurred during the three and nine month periods ended September 30, 2018. Interest expense of $297,865 and $859,362 in the comparative 2017 periods was accrued at 10% on amounts owed to related parties. On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt and its related interest expense was eliminated.

Provision for Income Taxes

For the three and nine month periods ended September 30, 2018, the Company recorded Canadian income tax expense of $764 and $2,329 compared to $796 and $2,295 in the comparative periods in 2017.

Net Income (Loss) for the Period

As a result of the foregoing, net income for the three and nine months ended September 30, 2018 was $208,484 and $329,181 compared to net losses of $445,078 and $1,305,694 for the three and nine months ended September 30, 2017. Basic and diluted earnings per share was $0.00 for the three and nine months ended September 30, 2018 compared to a basic and diluted loss per share of $0.00 and $0.01 for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Our cash totaled $630,208 at September 30, 2018, as compared with $451,151 at December 31, 2017, an increase of $179,057. Net cash of $987,294 was provided by operations for the nine months ended September 30, 2018, primarily due to the net income during the period adjusted for non-cash charges and the increase in deferred revenue, offset by an increase in accounts receivable and the decrease in accounts payable. Net cash used in investing activities for the nine months ended September 30, 2018 was $764,907 resulting from capitalized application software costs and the purchase of new computer equipment. Cash used in financing activities for the nine months ended September 30, 2018 was $43,330 related to the redemption of 1,200 shares of preferred stock and the repayment of capital lease financing.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2018 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 14, 2018

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith J. Randall
Keith J. Randall,
Chief Financial Officer (Principal Accounting Officer)