Form 10-K
period 2018-12-31
QUOTEMEDIA INC
filed 2019-03-29
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark one)
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of March 6, 2019, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share and 125,885 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2018, was $6,062,454. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC. ANNUAL REPORT ON FORM 10-KFISCAL YEAR ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

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

QuoteMedia offers clients the advantages of a single source for a broad range of data, information, and services, including:

●
Streaming Real-time Data Feeds
●
Wireless Solutions
●
News Feed Aggregation and Delivery
●
Streaming Dynamic Content
●
Complete Portfolio Management
●
Corporate Investor Relations Solutions
●
Internet Data and Content Provisioning
●
Custom Software Application Development
●
Research Information Supply

Our data delivery solutions are fast, lightweight, reliable, and easy to implement across all platforms. Our products are technologically advanced, providing a framework for quick implementation, seamless client integration and complete customization.

We are a United States reporting public company that was incorporated in the State of Nevada in 1999. Our shares are quoted on the OTCQB tier of the OTC Markets under the trading symbol QMCI. Our corporate head office is located at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (480) 905-7311. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions and subsidiaries.

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

QuoteMedia has also created Quotestream ConnectTM, a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering real-time data feeds to individual users to power 3rd party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges – resulting in significant savings for our clients in resources and exchange fees.

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

Quotestream offers the user ten portfolios, market summaries, NASDAQ Level 2 data, a last-ten-trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC filings, research, analysis and opinions, earnings forecasts, news, stock ticker, intraday through twenty-year historical charting, interactive charting, desktop pop-up alerts, and email alerts. Users may fully customize their workspaces to suit their needs.  The design also offers a very simple point-and-click and drag-and-drop navigation with little or no typing involved.  Quotestream displays in full screen mode, providing a comprehensive professional trade terminal-style interface.

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

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

● Online brokerages ● Full-service brokerage firms ● Banks and other financial institutions ● Financial Web sites ● Web portals ● Public companies ● Investor relations firms
● Corporate financial intranets and extranets
● Mutual fund companies
● Internet service providers
● Media companies
● Publishers
● Wealth management companies
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

Custom Development – QuoteMedia’s ability to provide complete custom design and development services differentiates us from our competitors. We can create custom market data applications and software engineered precisely to our clients’ specifications, and the speed with which we are able to take a product from concept to deliverable truly sets us apart.

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

Employees

We currently have 63 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2019 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2018 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions, and this trend may continue into 2019. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

●
A risk disclosure document;

●
Disclosure of market quotations, if any;

●
Disclosure of the compensation of the broker-dealer and its salesperson in the transaction; and

●
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

	High	Low
Year ended December 31, 2016:
First Quarter	$0.06	$0.03
Second Quarter	0.14	0.03
Third Quarter	0.14	0.04
Fourth Quarter	0.06	0.03

Year ended December 31, 2017:
First Quarter	$0.08	$0.04
Second Quarter	0.06	0.03
Third Quarter	0.04	0.03
Fourth Quarter	0.05	0.03

Year ended December 31, 2018:
First Quarter	$0.14	$0.04
Second Quarter	0.11	0.06
Third Quarter	0.14	0.07
Fourth Quarter	0.14	0.07

Year ended December 31, 2019:
First Quarter (through March 6, 2019)	$0.14	$0.04

As of March 6, 2019, there were approximately 166 holders of record of our common stock. As of March 6, 2019, the closing price for our common stock was $0.14.

As of March 6, 2019, there were 125,885 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock have a redeemable value of $25 and is convertible into 83.33 shares of common stock if common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2018, no shares of our common stock were repurchased, and 600 shares of Series A Redeemable Convertible Preferred Stock were redeemed at $25 per share.

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

Quotestream Professional is specifically designed for use by financial services professionals, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra-low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news and research data.

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

We completed a financial restructuring in December 2017 that eliminated over $12 million of debt from our balance sheet and reduced our annual interest expense by about $1.3 million. This restructuring significantly improved our operating results for 2018, and we believe that our strengthened financial position will allow us to attract and service much larger clients.

In recent years, the depreciation of the Canadian dollar versus the U.S. dollar resulted in lowering both our reported Canadian dollar revenues and expenses once translated into U.S. dollars. The Canadian dollar remained relatively stable versus the U.S. dollar in 2018, appreciating 0.1% when comparing average exchange rates in 2018 to 2017. As a result, exchange rate fluctuations had minimal impact on Canadian dollar revenues and expenses once translated into U.S. dollars for the year ended December 31, 2018 when compared to the same period in 2017.

Our revenue grew 17% year over year in 2018. Through December 31, 2018, we have experienced 12 consecutive quarters of revenue growth. Our revenue growth combined with cost containment measures have led to an improved gross margin percentage compared to prior period. Gross margin percentage was 50% for the year ended December 31, 2018 compared to 45% in the comparative period in 2017. We expect our positive revenue growth to continue for 2019.

Plan of operation

For 2019 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through the addition of major new international data feed coverage, as well as new data delivery products.

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data Applications, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

  Important development projects for 2019 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway and will continue to be a priority in the coming year.

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

For the years ended December 31, 2018 and 2017, the Company capitalized $879,534 and $789,899 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2018 and 2017, amortization expenses associated with the internally developed application software was $746,464 and $724,451 respectively. At December 31, 2018, the remaining book value of the capitalized application software was $1,282,102.

Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of our accumulated deficit. Refer to Financial Statement Note 3, “Revenue” for additional information.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. We have reviewed our existing lease contracts and the impact of the new leasing standards on our consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, we expect to recognize a lease liability and related right-of-use asset on our consolidated balance sheet of approximately $300,000. The impact of adoption of the new leasing standards will have an immaterial impact to our consolidated statements of income.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31,
	2018	2017	Change ($)	Change (%)

Corporate Quotestream	$3,616,907	$3,060,127	$556,780	18%
Individual Quotestream	1,856,840	1,656,814	200,026	12%
Total Portfolio Management Systems	$5,473,747	$4,716,941	$756,806	16%
Interactive Content and Data Applications	$5,653,923	$4,774,797	879,126	18%
Total Licensing Revenue	$11,127,670	$9,491,738	$1,635,932	17%

Total licensing revenue increased 17% when comparing the years ended December 31, 2018 and 2017. The increase is a result of an increase in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Total Portfolio Management System revenue increased by 16% when comparing the years ended December 31, 2018 and 2017, due to increases in both Corporate Quotestream Revenue and Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 18% for the year ended December 31, 2018 from the comparative period in 2017 due to new contracts signed since the comparative period and increases in the number of subscribers for existing clients.

Individual Quotestream revenue increased 12% for the year ended December 31, 2018 from the comparative period in 2017. The increase is due to increases in both the number of subscribers and average revenue per subscriber from the comparative period.

Interactive Content and Data Application revenue increased 18% for the year ended December 31, 2018 from the comparative period in 2017 due to increases in both the number of clients and the average revenue per client contracts due to increases in both the number of clients and the average revenue per client. The increases are attributable to the launch of new products such as QMod, our proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

	Years ended December 31,
	2018	2017	Change ($)	Change (%)

Cost of revenue	$5,528,723	$5,212,541	$316,182	6%

Gross profit	$5,598,947	$4,279,197	$1,319,750	31%

Gross margin %	50%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 6% for the year ended December 31, 2018 from the comparative period in 2017. The increase in cost of revenue was mainly due to increased stock exchange fees resulting from increased customer usage, as well as new and increased fees levied by our content providers.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 50% in 2018 from 45% in 2017.

Operating Expenses Summary

	Years ended December 31,
	2018	2017	Change ($)	Change (%)

Sales and marketing	$1,839,957	$1,584,479	$255,478	16%
General and administrative	2,044,337	2,014,119	30,218	2%
Software development	1,215,151	1,029,822	185,329	18%
Total operating expenses	$5,099,445	$4,628,420	$471,025	10%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 16% when comparing the years ended December 31, 2018 and 2017. The increase was due primarily to additional sales personnel hired since the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged, increasing 2% for year ended December 31, 2018 compared to fiscal 2017.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 18% for the year ended December 31, 2018 when compared to fiscal 2017. The increases were mainly due to hiring additional development personnel since the comparative period.

We capitalized $879,534 of development costs for the year ended December 31, 2018, compared to $789,899 in 2017. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2018	2017

Foreign exchange gain (loss)	$8,743	$(92,946)
Interest expense – related party	-	(1,063,769)
Interest expense - other	(7,289)	-
Total other income and (expenses)	$1,454	$(1,156,715)

 Foreign Exchange Gain (Loss)

Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability; therefore, we incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates. Gains and losses arising from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions are also included in foreign exchange gains and losses.

We incurred a foreign exchange gain of $8,743 for the year ended December 31, 2018 attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as the Canadian dollar depreciated 9% versus the U.S. dollar when comparing the foreign exchange rates at December 31, 2018 to the rate at December 31, 2017. The gain attributable to the re-measurement of Canadian dollar monetary assets and liabilities was offset by net losses incurred on the settlement of foreign currency denominated transactions. We incurred a foreign exchange loss of $96,120 for the comparative 2017 period attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar appreciated 6% versus the U.S. dollar in 2017.

Interest Expense – Related Party

No related party interest expense was incurred during the year ended December 31, 2018. Interest expense of $1,063,769 in the comparative 2017 period was accrued at 10% on amounts owed to related parties. On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary, is a control person of Bravenet and Harrison. Also, effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all our related party debt and its related interest expense was eliminated.

Interest Expense – Other

Other interest expenses of $7,289 was incurred for the year ended December 31, 2018 related primarily to financing expenses associated with new capital leases in 2018. The capital lease agreements were effective March 2018, therefore there were no financing expenses in the comparative 2017 period.

Provision for Income Taxes

In 2018, the Company recorded Canadian income tax expense of $3,085, compared to a Canadian income tax expense of $3,082 in 2017.

Net Income for the Period

As a result of the foregoing, net income for the year ended December 31, 2018 was $497,871 compared to a net loss of $(1,509,020) for the year ended December 31, 2017. Basic and diluted earnings per share were $0.01 and $0.00 for the year ended December 31, 2018 compared to a basic and diluted $0.02 loss per share for the year ended December 31, 2017.

Liquidity and Capital Resources

Our cash totaled $810,332 at December 31, 2018, as compared with $451,151 at December 31, 2017, an increase of $359,181. Net cash of $1,504,040 was provided by operations for the year ended December 31, 2018, primarily due to the net income during the period adjusted for non-cash charges, offset by an increase in accounts receivable and the decrease in accounts payable. Net cash used in investing activities for the year ended December 31, 2018 was $1,061,985 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets. Cash used in financing activities for the year ended December 31, 2018 was $75,614 primarily due to the redemption of 1,800 shares of preferred stock and the repayment of capital lease financing.

Our current liabilities include $707,880 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2019 are minimal.

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

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Financial Statement Note 11, we do not have any off-balance sheet arrangements.

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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.
OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	76	Chairman of the Board

Keith J. Randall	52	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	51	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is also a director of several privately-owned corporations. Formerly, Mr. Thompson was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. For almost 30 years prior, Mr. Thompson practiced as a Chartered Professional Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. In 1989, he withdrew from public practice after serving for five years as the National Partner in Charge of the Senior Management Services Division of Stevenson Kellogg Ernst & Whinney.

Keith J. Randall has served as our Vice President, Treasurer, and Chief Financial Officer since September 1999 and Secretary since July 2000. Mr. Randall served as Vice President and Chief Financial Officer of Datawest Solutions, Inc. (formerly C.M. Oliver, Inc.) from August 1999 until March 2000. From August 1998 until August 1999, Mr. Randall served as Controller of C.M. Oliver & Company Ltd., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. Mr. Randall is a licensed Chartered Professional Accountant in Canada and a Certified Public Accountant in the United States. He received a Bachelor of Commerce degree with Honors from Queen's University in May 1991. Effective March 31, 2018, the Board appointed Mr. Randall as successor to R. Keith Guelpa in his capacity as President, Chief Executive Officer, and Director. Mr. Guelpa served as our President and Director from 1999 until his death on March 19, 2018. Mr. Randall retained his role as Treasurer and Chief Financial Officer.

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company, since December 2004.  Mr. Shworan has served as a director of our company since November 2002.  Mr. Shworan served as our President and Chief Executive Officer from November 2002 to December 2004.  Mr. Shworan is a veteran of online marketing, technology and business.  Mr. Shworan is the founder of several technology companies and has been a consultant to a number of technology companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2018, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11.
EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2018 and 2017 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)
Keith J. Randall (3)	2018	$162,000	-	-	-	$162,000
Chief Executive Officer,	2017	$154,000	-	-	-	$154,000
QuoteMedia, Inc.

David M. Shworan (4)	2018	-	-	$360,000	-	$360,000
Chief Executive Officer,	2017	$320,833	-	$30,000	-	$350,833
QuoteMedia, Ltd.

R. Keith Guelpa (5)	2018	$48,000	-	-	-	$48,000
Chief Executive Officer,	2017	$192,000	-	-	-	$192,000
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
(4)
Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary from January 1, 2017 through November 2017 was accrued but not paid. On December 28, 2017, the Company entered into a Compensation Agreement with Mr. Shworan, pursuant to which, among other things, Mr. Shworan acknowledged and agreed that he has received from the Company all compensation to which he is entitled for services provided to the Company through the December 28, 2017 transaction date. Also pursuant to the Compensation Agreement, Mr. Shworan is granted 1,250 warrants per month to purchase shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of a cash salary. A total of $30,000 and $360,000 of stock-based compensation expense was recognized in December 2017 and 2018. See Financial Statement Note 9 (d).
(5)
Mr. Guelpa was our President and Chief Executive Officer and served as our “Principal Executive Officer” until his death on March 19, 2018.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Common Stock Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date
David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025
	-	4,000,000	$0.100	28-Dec-2037

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	100,000	-	$0.035	26-Oct-2027

	Number of Securities Underlying Unexercised Preferred Stock Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date
David M. Shworan	1,250	-	$1.00	28-Dec-2047
	15,000	-	$1.00	01-Jan-2048
	-	382,243	$1.00	28-Dec-2037

Employment Agreements

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc., since December 30, 2004. On December 28, 2017, the Company entered into a Compensation Agreement with Mr. Shworan pursuant to which, among other things, the Company will issue to Mr. Shworan the following:

(a) warrants to purchase up to 1,250 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (the “Preferred Stock Warrant”)

(b) warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (the “Liquidity Preferred Stock Warrant”)

(c) warrants to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share (which warrant has specific performance vesting thresholds) (the “Common Stock Warrant”)

(d) provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will at that time issue to Mr. Shworan warrants to purchase up to 15,000 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of paying Mr. Shworan a cash salary.

(e) provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on January 1, 2020, the Company shall pay Mr. Shworan a base salary at the annual rate of $350,000 during the term of his employment or service with the Company and its subsidiaries.

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2018. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2018, computed in accordance with FASB ASC 718, Stock Compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$100,000	-	-	$100,000

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 6, 2019 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers
David M. Shworan (3)	40,151,800	39.3%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	42,556,062	41.2%

5% Stockholders (6)	13,807,815	15.3%

 (1)
Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)
The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 6, 2019. The numbers and percentages shown include the shares of common stock actually owned as of March 6, 2019 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 6, 2019 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Represents the following:

●
   10,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to acquire directly 7,600,000 shares of common stock

●
   17,002,500 shares owned by Mr. Shworan's wife

●
   1,037,500 shares of common stock owned by Bravenet Web Services, Inc. and vested options and warrants to acquire 1,480,000 shares of common stock. Mr. Shworan is a control person of Bravenet Web Services, Inc. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein

●
    Vested options and warrants to acquire 2,520,000 shares of common stock owned by Harrison Avenue Holdings Ltd. Mr. Shworan is a control person of Harrison Avenue Holdings Ltd. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein

●
   See also Item 11, “Executive Compensation – Employment Agreements.”

(4)
Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(5)
Represents 493,976 shares of common stock and vested options and warrants to acquire 200,000 shares of common stock.

(6)
Represents 6,066,754 shares of our common stock owned by CMG Family Irrevocable Trust. It also includes 2,000,000 and 5,741,061 shares of our common stock owned by Sue Guelpa and White Rock Partners Ltd., respectively. Sue Guelpa is the trustee of White Rock Partners Ltd.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2018.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2018, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

In the event of any change in the number of shares of our common stock, the number of shares of common stock covered by outstanding options and the price per share of such options will be adjusted accordingly to reflect any such changes. Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which it is the surviving entity. In the event that we are not the surviving entity, each option shall terminate provided that each holder will have the right to exercise during a ten-day period ending on the fifth day prior to such corporate transaction. In the event of a change of control, our board or the committee may terminate each option, provided that each holder receives the amount of cash equal to the difference between the exercise price of each option and the fair market value of each share of stock subject to such option.

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

At December 31, 2018, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2018, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 5,320,000 options outstanding under the 2003 plan.

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

Acceleration of Vesting; Change in Control

The committee or our Board of Directors may in the case of a "change of control" of our company, as defined in the 2003 plan, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award (including the cash settlement of SARs and "limited SARs" which may be exercisable in the event of a change in control). In addition, the committee or our Board of Directors may provide in an award agreement that the performance goals relating to any performance-based award will be deemed met upon the occurrence of any "change in control." Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined "change in control price," which will be the higher of

●
The cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any reorganization, merger, consolidation, liquidation, dissolution, or sale of substantially all assets of our company; or

●
The highest fair market value per share (generally based on market prices) at any time during the 60 days before and 60 days after a change in control.

For purposes of the 2003 plan, the term "change in control" generally means

●
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

●
A change in the composition of our Board of Directors such that the persons constituting the Board of Directors on the date the award is granted, or the Incumbent Board, and subsequent directors approved by the Incumbent Board (or approved by such subsequent directors), cease to constitute at least a majority of our Board of Directors, or

●
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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., is a control person of Bravenet and Harrison. Also, effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated effective December 28, 2017; therefore, no related party interest expense was incurred for the year ended December 31, 2018. Interest was accrued at 10% on outstanding balances owed to related parties in the comparative period resulting in $1,063,769 in interest expenses for the year ended December 31, 2017. Refer to Financial Statement Note 9, “Stockholders’ Deficit” for additional information.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2018, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2018 and 2017 by Moss Adams LLP, our principal accountants, are as follows:

	2018	2017
Audit Fees	$103,665	$65,374
Audit-Related Fees	$-	$-
Tax Fees	$5,250	$3,863
All Other Fees	$-	$-

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

(3) Exhibits

ExhibitNumber	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.4	Amended 1999 Equity Incentive Compensation Plan (2)
10.7	2003 Equity Incentive Compensation Plan (1)
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

QUOTEMEDIA, INC.

Date: March 29, 2019	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 29, 2019
Robert J. Thompson

/s/ David M. Shworan	Director	March 29, 2019
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director	March 29, 2019
Keith J. Randall	(Principal Executive and Financial and Accounting Officer)

QuoteMedia, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Quotemedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado
March 29, 2019

We have served as the Company’s auditor since 2017.

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$810,332	$451,151
Accounts receivable, net	538,081	344,512
Prepaid expenses	132,356	89,884
Other current assets	170,914	149,379
Total current assets	1,651,683	1,034,926

Deposits	15,339	16,551
Property and equipment, net	1,702,875	1,420,946
Goodwill	110,000	110,000
Intangible assets	57,029	64,657

Total assets	$3,536,926	$2,647,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,495,064	$1,565,972
Deferred revenue	707,880	706,819
Current portion of capital lease liability	30,083	-
Total current liabilities	2,233,027	2,272,791

Long-term portion of capital lease liability	46,457	-

Commitments (Note 11)

Mezzanine equity:
Series A Redeemable Convertible Preferred stock,
$0.001 par value, 550,000 shares designated,
125,885 and 127,685 shares issued	3,037,952	3,082,211

Stockholders’ deficit:
Preferred stock, 10,000,000 shares
authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares
authorized, 90,477,798 shares issued
and outstanding	90,479	90,479
Additional paid-in capital	19,157,202	18,727,661
Accumulated deficit	(21,028,191)	(21,526,062)
Total stockholders’ deficit	(1,780,510)	(2,707,922)

Total liabilities and stockholders’ deficit	$3,536,926	$2,647,080

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2018	2017

LICENSING FEES	$11,127,670	$9,491,738

COST OF REVENUE	5,528,723	5,212,541

GROSS PROFIT	5,598,947	4,279,197

OPERATING EXPENSES

Sales and marketing	1,839,957	1,584,479
General and administrative	2,044,337	2,014,119
Software development	1,215,151	1,029,822
	5,099,445	4,628,420

OPERATING PROFIT (LOSS)	499,502	(349,223)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	8,743	(92,946)
Interest expense - related party	-	(1,063,769)
Interest expense - other	(7,289)	-
	1,454	(1,156,715)

NET INCOME (LOSS) BEFORE INCOME TAXES	500,956	(1,505,938)

Income tax expense	(3,085)	(3,082)

NET INCOME (LOSS)	$497,871	$(1,509,020)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$0.01	$(0.02)
Diluted earnings (loss) per share	$-	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	101,577,469	90,477,798

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2018 and 2017

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2017	-	-	90,477,798	$90,479	$9,382,824	$(20,017,042)	$(10,543,739)

Series A Redeemable Convertible Preferred Stock issued	127,685	3,082,211	-	-	-	-	-

Forgiveness of debt	-	-	-	-	9,244,106	-	9,244,106

Stock-based compensation	-	-	-	-	100,731	-	100,731

Net loss	-	-	-	-	-	(1,509,020)	(1,509,020)

Balance, December 31, 2017	127,685	$3,082,211	90,477,798	$90,479	$18,727,661	$(21,526,062)	$(2,707,922)

Series A Redeemable Convertible Preferred Stock redeemed	(1,800)	(44,259)	-	-	(741)	-	(741)

Costs associated with forgiveness of debt	-	-	-	-	(8,850)	-	(8,850)

Stock-based compensation	-	-	-	-	439,132	-	439,132

Net income	-	-	-	-	-	497,871	497,871

Balance, December 31, 2018	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2018	2017
OPERATING ACTIVITIES:

Net income (loss)	$497,871	$(1,509,020)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	893,248	837,284
Bad debt expense	78,432	45,957
Stock-based compensation expense	439,132	100,731
Changes in assets and liabilities:
Accounts receivable	(272,001)	43,420
Prepaid expenses	(42,472)	(14,935)
Other current assets	(21,535)	(46,034)
Deposits	1,212	(996)
Accounts payable and amounts due to related parties	(70,908)	1,492,592
Deferred revenue	1,061	157,586
Net cash provided by operating activities	1,504,040	1,106,585

INVESTING ACTIVITIES:

Purchase of fixed assets	(190,161)	(89,454)
Capitalized application software	(879,534)	(789,899)
Net cash used in investing activities	(1,069,695)	(879,353)

FINANCING ACTIVITIES:

Repayment of capital lease financing	(21,314)	-
Costs associated with forgiveness of debt	(8,850)	(47,781)
Redemption of preferred stock	(45,000)	-
Net cash used in financing activities	(75,614)	(47,781)

Net increase in cash	359,181	179,451

Cash and equivalents, beginning of year	451,151	271,700

Cash and equivalents, end of year	$810,332	$451,151

See supplementary information (Note 12)

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $100,000 and $120,000 at December 31, 2018 and 2017, respectively. Bad debt expense for the years ended December 31, 2018 and 2017 were $78,432 and $45,957 respectively.

f) Property and equipment

Fixed assets are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. We retired fixed assets with original costs totaling $724,877 and $191,955 during the years ended December 31, 2018 and 2017, respectively. The Company received no proceeds for the fixed assets retired during the years ended December 31, 2018 and 2017. The fixed assets retired were fully depreciated therefore no gains or losses were recognized.

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

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2018 and 2017.

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

h) Income taxes

Income taxes are provided in accordance with FASB ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carryforwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. In 2018, the Company recorded Canadian income tax expense of $3,085. In 2017 the Company recorded Canadian income tax expense of $3,082 (see Note 8).

i) Use of estimates

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

j) Software development expenses

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications. The Company expensed $1,215,151 and $1,029,822 in software development costs during the years ended December 31, 2018 and 2017, respectively (see Note 4).

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k) Revenue

We license financial market data information on a monthly, quarterly, or annual basis. Our products and services are divided into two main categories: Interactive Content and Data Applications and Portfolio Management and Real-Time Quote Systems.

Revenue recognition

We recognize revenue over time as the performance obligation is satisfied. Our market data services are provided on either a subscription or consumption basis. Revenue related to market data provided on a subscription basis is recognized ratably over the contract period. Revenue related to market data provided on a consumption basis is recognized based on the customer utilization of such data.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Upfront set-up or development fees are deferred and recognized over the term of the contract, as set-up and development fees are not distinct from the market data service contracts to which they relate.

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

l) Financial instruments

Financial instruments consist principally of cash, accounts receivable, accounts payable and notes payable. We believe that the fair value of financial instruments approximates the recorded book value of those instruments due to the short-term nature of the instruments, or stated interest rates that approximate market interest rates.

m) Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance. On January 1, 2018, we adopted the guidance in ASC 606 and all the related amendments and applied the new revenue standard to all contracts using the modified retrospective method. The impact of the new revenue standard was not material and there was no adjustment required to the opening balance of our accumulated deficit. Refer to Note 3, “Revenue” for additional information.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. We have reviewed our existing lease contracts and the impact of the new leasing standards on our consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, we expect to recognize a lease liability and related right-of-use asset on our consolidated balance sheet of approximately $300,000. The impact of adoption of the new leasing standards will have an immaterial impact to our consolidated statements of income.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    LIQUIDITY

The Company had a net income of $497,871 for the year ended December 31, 2018 and net cash of $1,504,040 was provided by operating activities, and although we have a working capital deficit of $581,344 as of December 31, 2018, current liabilities include $707,880 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2019 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Based on the factors discussed above, management believes that our cash on hand and cash generated from operations will be sufficient to fund operations for a period of one year after issuance of these financials.

3.    REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

Years ended December 31,	2018	2017

Portfolio Management Systems:
Corporate Quotestream	$1,856,840	$1,656,814
Individual Quotestream	3,616,907	3,060,127
Interactive Content & Data Applications	5,653,923	4,774,797
Total revenue	$11,127,670	$9,491,738

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at January 1, 2018	$706,819
Revenue recognized in the current period from the amounts in the beginning balance	(638,207)
New deferrals, net of amounts recognized in the current period	654,400
Effects of foreign currency translation	(15,132)
Balance at December 31, 2018	$707,880

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    PROPERTY AND EQUIPMENT

As of December 31,	2018	2017

Computer equipment	$782,202	$1,043,346
Office furniture and equipment	22,375	70,904
Leasehold improvements	12,009	58,464
Capitalized application software	8,447,294	7,648,494
Total property and equipment	9,263,880	8,821,208
Less: accumulated depreciation	(7,561,005)	(7,400,262)
Property and equipment, net	$1,702,875	$1,420,946

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office Furniture and equipment	5 years
Leasehold improvements	Term of lease
Capitalized application software	3 years

For the years ended December 31, 2018 and 2017, the Company capitalized $879,534 and $789,899 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2018 and 2017, amortization expenses associated with the internally developed application software was $746,464 and $724,451, respectively. At December 31, 2018, the remaining book value of the capitalized application software was $1,282,102.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2018 and 2017 was $139,028 and $106,896 respectively.

5.    INTANGIBLE ASSETS AND GOODWILL

As of December 31,	2018	2017

Intangible assets:
Purchase option for office building	$-	$10,000
Software licenses	104,718	108,085
Domain names	10,570	10,652
	115,288	128,737
Less: accumulated amortization	(58,259)	(64,080)
Total intangible assets, net	57,029	64,657

Goodwill:
Purchase of business unit	110,000	110,000

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $7,628 and $5,937 for the years ended December 31, 2018 and 2017, respectively.

The estimated amortization expense of definite-lived intangible assets is as follows:

For year ending December 31, 2018	$3,579
For year ending December 31, 2019	3,579
For year ending December 31, 2020	3,579
For year ending December 31, 2021	3,579
For year ending December 31, 2022	3,579
For years thereafter	39,134
Total	$57,029

Goodwill is reported as an indefinite life intangible asset. We evaluate goodwill for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 350-20, Goodwill. Through December 31, 2018 we have not had any goodwill impairment.

6.    RELATED PARTIES

On December 28, 2017, the Company entered into Debt Exchange and Debt Forgiveness Agreements with Bravenet Web Services, Inc. (“Bravenet”), and Harrison Avenue Holdings Ltd. (“Harrison”). David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., is a control person of Bravenet and Harrison. Also effective December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan. As a result of these agreements and transactions, all of our related party debt was eliminated effective December 28, 2017; therefore, no related party interest expense was incurred for the year ended Deember 31, 2018. Interest was accrued at 10% on outstanding balances owed to related parties in the comparative period resulting in $1,063,769 in interest expenses for the year ended December 31, 2017. Refer to Note 9, “Stockholders’ Deficit” for additional information.

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2018, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    CAPITAL LEASES

The Company’s property and equipment includes the following computer equipment on capital lease at December 31, 2018 and 2017:

	2018	2017

Computer equipment on capital lease	$ 101,049	-
Less: accumulated depreciation	17,836	-
	$ 83,213	-

The Company’s capital lease liability consists of the following at December 31, 2018 and 2017:

	2018	2017

Total capital lease liability	$85,418	-
Less amount representing interest	8,878	-
Present value of minimum lease payments	76,540	-
Less current portion	30,083	-
Long-term portion	$46,457	-

8.    INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017

Tax provision (benefit) at the statutory rate of 21%	$103,883	$(512,019)
State income taxes, net of federal income tax	15,137	(46,082)
Stock-based compensation	92,218	34,249
Change in federal NOL	(349)	(1,332)
Federal Rate Change	-	1,389,456
Debt Exchange	-	3,087,572
Change in valuation allowance and other	(210,890)	(3,962,025)
State income tax expense (benefit)	104	-
Canadian income tax expense (benefit)	3,085	3,082
Income tax expense (benefit)	$3,189	$3,082

In 2018, the Company recorded Arizona income tax expense of $104 and Canadian income tax expense of $3,085. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $10,975,000 and $2,171,000 that expire in varying amounts through the year 2037.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax asset (liabilities) at December 31, 2018 and 2017 are as follows:

	2018	2017
Tax effect of net operating loss carryforward	$2,372,000	$2,558,000
Property & equipment	1,000	(5,000)
Intangibles	(315,000)	(277,000)
Other	24,000	29,000
Less valuation allowance	(2,082,000)	(2,305,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance decreased $223,000 for the year ended December 31, 2018. This is primarily due to the usage of federal and state net operating losses.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2015-2018) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

9.    STOCKHOLDERS’ DEFICIT

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

As part of the Debt Exchange and Debt Forgiveness Agreements and Compensation Agreement effective December 28, 2017, we issued 127,685 shares of Series A Redeemable Convertible Preferred Stock. At December 31, 2018, 125,885 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued, and 1,800 shares were redeemed during the year ended December 31, 2018. The shares were redeemed at their $25 per share liquidation value.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b) Common stock

No shares of common stock were issued during the years ended December 31, 2018 and 2017.

c) Stock Options and Warrants

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

At December 31, 2018, there are a total of 17,500,000 options authorized for issuance under our stock option plans. There are 15,000,000 and 2,500,000 shares of common stock authorized for issuance pursuant to the Company’s 2003 and 1999 Equity Incentive Compensation Plans respectively.

Options may also be granted outside our stock option plan. Options granted outside the plan generally contain terms that are more restrictive in nature and have a maximum expiration term of ten years. We may grant an unlimited number of options outside our stock option plan at the discretion of the Board of Directors.

The following table represents common stock option and warrant activity for the years ended December 31, 2018 and 2017:

	Common Stock	Weighted-
	Options and	Average
	Warrants	Exercise Price

Outstanding at January 1, 2017	16,372,803	$0.04
Options granted	500,000	$0.04
Warrants granted	9,500,000	$0.03
Outstanding at December 31, 2017	26,372,803	$0.04
Options granted	-	N/A
Warrants granted	-	N/A
Outstanding at December 31, 2018	26,372,803	$0.04

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes our non-vested common stock option and warrant activity for the years ended December 31, 2018 and 2017:

	Common Stock	Weighted-
	Options and	Average Grant
	Warrants	Date Fair Value

Outstanding at January 1, 2017	3,308,315	$0.05
Granted during the period	10,000,000	$0.03
Vested during the period	(5,683,315)	$0.03
Outstanding at December 31, 2017	7,625,000	$0.04
Granted during the period	-	N/A
Vested during the period	(1,400,000)	$0.05
Outstanding at December 31, 2018	6,225,000	$0.08

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2018	Life (Years)	Price	2018	Price

$0.03-0.10	26,372,803	10.37	$0.06	20,147,803	$0.05

As of December 31, 2018, all common stock options and warrants have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. There was no cash received from the exercise of stock options or warrants for the years ended December 31, 2018 or 2017.

At December 31, 2018 the aggregate intrinsic value of common stock options and warrants outstanding was $940,785. The aggregate intrinsic value of common stock options and warrants exercisable was $835,910. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

The following table represents preferred stock warrant activity for the years ended December 31, 2018 and 2017:

		Weighted-
		Average
	Warrants	Exercise Price

Outstanding at January 1, 2017	-	-
Warrants granted	383,493	$1.00
Outstanding at December 31, 2017	383,493	$1.00
Warrants granted	15,000	$1.00
Outstanding at December 31, 2018	398,493	$1.00

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested preferred stock warrant activity for the years ended December 31, 2018 and 2017:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2017	-	-
Granted during the period	383,493	$1.00
Vested during the period	(1,250)	$1.00
Outstanding at December 31, 2017	382,243	$1.00
Granted during the period	15,000	$1.00
Vested during the period	(15,000)	$1.00
Outstanding at December 31, 2018	382,243	$1.00

As of December 31, 2018, a total of 398,493 Preferred Stock Warrants were outstanding with a weighted average remaining contractual life of 29.0 years. As of December 31, 2018, 16,250 Preferred Stock Warrants were exercisable with a weighted average remaining contractual life of 29.0 years. There was no cash received from the exercise of Preferred Stock Warrants for the years ended December 31, 2018 or 2017.

At December 31, 2018 the aggregate intrinsic value of the Preferred Stock Warrants outstanding was $9,563,832. The aggregate intrinsic value of the Preferred Stock Warrants exercisable was $390,000. The intrinsic value of our Preferred Stock Warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

d) Stock-based compensation

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

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, among other things, the Company will issue to Mr. Shworan the following:

(a) Warrants to purchase up to 1,250 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (the “Preferred Stock Warrant”)

(b) Warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (the “Liquidity Preferred Stock Warrant”)

(c) Warrants to purchase up to 4,000,000 shares of common stock at an exercise price equal to $0.10 per share (which warrant has specific performance vesting thresholds) (the “Common Stock Warrant”)

(d) Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will at that time issue to Mr. Shworan warrants to purchase up to 15,000 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of paying Mr. Shworan a cash salary.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on January 1, 2020, the Company shall pay Mr. Shworan a base salary at the annual rate of $350,000 during the term of his employment or service with the Company and its subsidiaries.

During 2018, 15,000 Preferred Stock Warrants were issued to Mr. Shworan in lieu of salary. The Preferred Stock Warrants were determined to have a fair value of $24 per share, calculated as the liquidation value of $25 per Series A Redeemable Convertible Preferred Stock share less the $1 exercise price, resulting in a total of $360,000 of stock-based compensation expense for the year ended December 31, 2018. In the comparative 2017 period, $30,000 of stock-based compensation expense was recognized related to 1,250 warrants granted to Mr. Shworan.

The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable, therefore, no compensation expense has been recognized as of December 31, 2018. The probability will be re-evaluated each reporting period. As at December 31, 2018, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently not determinable or probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

The estimated stock-based compensation expense related to the Company’s stock-based awards was comprised as follows:

Years ended December 31,	2018	2017

Sales and marketing	$397,164	$55,181
General and administrative	37,468	44,800
Development	4,500	750
Stock-based compensation expense	$439,132	$100,731

At December 31, 2018 there was $132,855 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 3.43 years.

We calculate the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2018	2017

Expected dividend yield	N/A	-
Expected stock price volatility	N/A	219%
Risk-free interest rate	N/A	4%
Expected life of options (years)	N/A	9.0
Weighted average fair value of options and
warrants granted	N/A	$0.03

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.    EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the year ended December 31, 2018 and 2017 are as follows:

	2018	2017

Net income (loss)	$497,598	$(1,509,020)
Weighted average common shares used to calculate
net income per share	90,477,798	90,477,798
Stock options and warrants to purchase common stock	11,099,671	-
Weighted average common shares used to calculate
diluted net income per share	101,577,469	90,477,798

Net income (loss) per share - basic	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.00	$(0.02)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the year ended December 31, 2018 and 2017 are shown below:

	2018	2017

Stock options and warrants to purchase common stock	4,000,000	16,372,803
Warrants to purchase redeemable convertible
preferred stock	1,354,113	-
Redeemable convertible preferred stock	10,489,997	-
Total potential common shares excluded	15,844,110	16,372,803

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    COMMITMENTS

Rent expense for all operating leases was $312,523 and $283,065 for the years ended December 31, 2018 and 2017, respectively. We have office lease commitments totaling $549,188 over the next five years, which includes $328,443 in 2019, $187,055 in 2020, $33,690 in 2021, and $0 in 2022 and 2023.

12.    SUPPLEMENTARY CASH FLOW INFORMATION

	2018	2017
Cash paid for
Interest	$7,289	$1,261

The non-cash amounts related to the purchase of fixed assets under capital lease are noted below for the years ended December 31,2018 and 2017:

	2018	2017

Purchase of fixed assets under capital lease	$101,049	$-

The non-cash amounts related to the Debt Exchange and Forgiveness Agreements transactions effective December 28, 2017 are noted below (see Note 9) for the years ended December 31,2018 and 2017:

	2018	2017

Total related party debt forgiven	$-	$9,181,983
Total related party debt converted into preferred shares & warrants	-	3,192,115
Legal fees associated with debt exchange & forgiveness transactions	(8,850)	(47,781)
Total non-cash transactions – debt exchange & forgiveness transactions	$(8,850)	$12,326,317

13.   SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined that no subsequent event activity required disclosure.