Form 10-Q
period 2019-03-31
QUOTEMEDIA INC
filed 2019-05-15
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

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

The Registrant has 90,477,798 shares of common stock outstanding as at May 3, 2019.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2019

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2019 and 2018	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 6.	Exhibits	20

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$966,167	$810,332
Accounts receivable, net	464,431	538,081
Prepaid expenses	114,864	132,356
Other current assets	185,011	170,914
Total current assets	1,730,473	1,651,683

Deposits	18,272	15,339
Property and equipment, net	1,894,089	1,702,875
Goodwill	110,000	110,000
Intangible assets	55,588	57,029
Operating lease right-of-use assets	268,726	-

Total assets	$4,077,148	$3,536,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,555,057	$1,495,064
Deferred revenue	703,517	707,880
Current portion of operating lease liabilities	166,998	-
Current portion of finance lease liabilities	31,160	30,083
Total current liabilities	2,456,732	2,233,027

Long-term portion of operating lease liabilities	107,815	-
Long-term portion of finance lease liabilities	38,987	46,457

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated, 125,885 shares issued	3,037,952	3,037,952

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	19,260,318	19,157,202
Accumulated deficit	(20,915,135)	(21,028,191)
Total stockholders’ deficit	(1,564,338)	(1,780,510)

Total liabilities and stockholders’ deficit	$4,077,148	$3,536,926

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended March 31,
	2019	2018

LICENSING FEES	$2,870,619	$2,667,240

COST OF REVENUE	1,462,712	1,371,455

GROSS PROFIT	1,407,907	1,295,785

OPERATING EXPENSES

Sales and marketing	443,599	448,058
General and administrative	521,136	538,355
Software development	313,628	303,780
Total operating expenses	1,278,363	1,290,193

OPERATING PROFIT	129,544	5,592

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(14,058)	3,817
Interest expense	(1,678)	(457)
Total other income (expenses)	(15,736)	3,360

NET INCOME BEFORE INCOME TAXES	113,808	8,952

Income tax expense	(752)	(791)

NET INCOME	$113,056	$8,161

EARNINGS PER SHARE

Basic	$0.00	$0.00
Diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	102,450,910	101,722,932

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES:

Net income	$113,056	$8,161

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,697	211,751
Bad debt expense	(4,055)	-
Stock-based compensation expense	103,116	113,116
Changes in assets and liabilities:
Accounts receivable	77,705	(161,503)
Prepaid expenses	17,492	16,970
Other current assets	(14,097)	(2,080)
Deposits	(2,933)	378
Accounts payable, accrued and other liabilities	66,080	80,299
Deferred revenue	(4,363)	(30,161)
Net cash provided by operating activities	601,698	236,931

INVESTING ACTIVITIES:

Purchase of fixed assets	(131,964)	(25,479)
Capitalized application software	(307,506)	(196,888)
Net cash used in investing activities	(439,470)	(222,367)

FINANCING ACTIVITIES:

Repayment of capital lease financing	(6,393)	-
Net cash used in financing activities	(6,393)	-

Net increase in cash	155,835	14,564

Cash and equivalents, beginning of period	810,332	451,151

Cash and equivalents, end of period	$966,167	$465,715

QUOTEMEDIA, INC.
CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

Stock-based compensation					103,116		103,116

Net income						113,056	113,056

Balance, March 31, 2019	125,885	$3,037,952	90,477,798	$90,479	$19,260,318	$(20,915,135)	$(1,564,338)

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2017	127,125	$3,082,211	90,477,798	$90,479	$18,727,661	$(21,526,062)	$(2,707,922)

Costs associated with forgiveness of debt					(8,850)		(8,850)

Stock-based compensation					113,116		113,116

Net income						8,161	8,161

Balance, March 31, 2018	127,125	$3,082,211	90,477,798	$90,479	$18,831,927	$(21,517,901)	$(2,595,495)

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2019 through the filing of this report.

As of March 31, 2019, the Company has a working capital deficit of $726,259. Our current liabilities include deferred revenue of $703,517. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

The Company has a plan in place for the next 12 months to ensure ongoing expenditures are balanced with the expected growth rate and believes cash on hand and cash generated will be sufficient to fund operations for the next 12 months. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2018 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 29, 2019.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $100,000 as of March 31, 2019 and December 31, 2018.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

e) Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. Upon adoption of the new leasing standards, we recognized an initial lease liability and related right-of-use asset on our consolidated balance sheet of $307,549. The impact of adoption of the new leasing standards had an immaterial impact to our consolidated statements of operations and cash flows.

Not Yet Adopted

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

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

3.
REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended March 31,
	2019	2018
Portfolio Management Systems:
Corporate Quotestream	$1,004,709	$865,463
Individual Quotestream	451,721	477,160
Interactive Content and Data Applications	1,414,189	1,324,617
Total revenue	$2,870,619	$2,667,240

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2018	$707,880
Revenue recognized in the current period from the amounts in the beginning balance	(293,359)
New deferrals, net of amounts recognized in the current period	284,856
Effects of foreign currency translation	4,140
Balance at March 31, 2019	$703,517

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

4.
RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At March 31, 2019, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

5.
LEASES

We have operating leases for corporate offices and finance leases for certain equipment. Our leases have remaining lease terms of 1 year to 4 years. We determine if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on our consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on our consolidated balance sheets.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We elected the short-term lease exception and therefore only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. When determining lease terms, we factor in options to extend or terminate leases when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases we account for the lease and non-lease components as a single lease component.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2019	December 31, 2018

Operating Leases

Operating lease right-of-use assets	$268,726	$-

Current portion of operating lease liability	$166,998	$-
Long-term portion of operating lease liability	107,815	-
Total operating lease liability	$274,813	$-

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	26,599	17,836
Property and equipment, net	$74,450	$83,213

Current portion of finance lease liability	31,160	30,083
Long-term portion of finance lease liability	38,987	46,457
Total finance lease liability	$70,147	$76,540

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted Average Remaining Lease Term
Operating leases	2.0 years	-
Finance leases	2.3 years	2.5 years

Weighted Average Discount Rate
Operating leases	9.7%	-
Finance leases	8.9%	8.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2019 (excluding the three months ended March 31, 2019)	$139,190	$27,118
2020	137,361	36,158
2021	22,624	12,046
2022 and thereafter	-	2,150
Total lease payments	299,175	77,472
Less imputed interest	(24,362)	(7,325)
Total$	$274,813 $	$70,147

The components of lease expense for the three months ended March 31, 2019 were as follows:

Operating lease costs:
Operating lease costs	$46,157
Short-term lease costs	32,450
Total operating lease costs	$78,607

Finance lease costs:
Amortization	$8,763
Interest	1,674
Total finance lease cost	$10,437

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,163
Operating cash flows from finance leases	1,674
Financing cash flows from finance leases	6,393

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	307,549

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

At March 31, 2019, 125,885 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three months ended March 31, 2019 and 2018.

b) Common stock

No shares of common stock were issued during the three months ended March 31, 2019 and 2018.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2019 and 2018 was comprised as follows:

	Three months ended March 31,
	2019	2018

Sales and marketing	$99,291	$99,291
General and administrative	2,700	12,700
Development	1,125	1,125
Stock-based compensation expense	$103,116	$113,116

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at March 31, 2019. No stock options or warrants to purchase common stock were granted or exercised during the three months ended March 31, 2019 and 2018.

The following table summarizes our non-vested common stock option and warrant activity for the three months ended March 31, 2019:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2019	6,225,000	$0.08
Vested during the period	(200,000)	$0.04
Non-vested at March 31, 2019	6,025,000	$0.08

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at March 31, 2019:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2019	Life (Years)	Price	2019	Price

$0.03-0.10	26,372,803	10.1	$0.06	20,347,803	$0.05

At March 31, 2019, there was $119,739 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 3.20 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2019, the aggregate intrinsic value of options and warrants outstanding was $2,179,426. The aggregate intrinsic value of options and warrants exercisable was $1,824,301. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the three months ended March 31, 2019 and 2018. At March 31, 2019, there was $270,000 of unrecognized compensation costs related to the 15,000 Compensation Preferred Stock Warrants granted on January 1, 2019 which are expected to be recognized over a weighted-average period of 0.75 years.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2019. The probability is re-evaluated each reporting period. As of March 31, 2019, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

The following table represents total preferred stock warrant activity for the three months ended March 31, 2019:

	Preferred Stock Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2018	398,493	$1.00
Granted during the period	15,000	$1.00
Outstanding at March 31, 2019	413,493	$1.00

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the total non-vested preferred stock warrant activity for the three months ended March 31, 2019:

	Preferred Stock Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2018	382,243	$1.00
Granted during the period	15,000	$1.00
Vested during the period	(3,750)	$1.00
Outstanding at March 31, 2019	393,493	$1.00

The following table summarizes the weighted average remaining contractual life and exercise price of preferred stock warrants outstanding at March 31, 2019:

	Preferred Stock Warrants Outstanding			Preferred Stock Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
	2019	Life (Years)	Price	2019	Price

$0.03-0.10	413,493	28.8	$1.00	20,000	$1.00

There was no cash received from the exercise of preferred stock warrants for the three months ended March 31, 2019 and 2018. At March 31, 2019, the total aggregate intrinsic value of preferred stock warrants outstanding was $9,923,832. The aggregate intrinsic value of preferred stock warrants exercisable was $480,000. The intrinsic value of our preferred stock warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

7.
  EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018

Net income	$113,056	$8,161

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Stock options and warrants to purchase common stock	11,973,112	11,245,134
Weighted average common shares used to calculate diluted net income per share	102,450,910	101,722,932

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2019 and 2018 are shown below:

	Three months ended March 31,
	2019	2018

Stock options and warrants to purchase common stock	-	4,000,000
Warrants to purchase redeemable convertible preferred stock	2,604,063	1,354,113
Redeemable convertible preferred stock	10,489,997	10,639,991
Total potential common shares excluded	13,094,060	15,994,104

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission.

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

The Canadian dollar depreciated 5.1% when comparing average exchange rates for Q1 2019 to Q1 2018. The exchange rate fluctuation decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the three months ended March 31, 2019 when compared to the same period in 2018 but had a minimal impact on our net income.

Our revenue grew 8% year over year in 2018. Through March 31, 2019, we have experienced 13 consecutive quarters of revenue growth. We expect our positive revenue growth to continue for the remainder of 2019.

Plan of operation

For the remainder of 2019 we will maintain our focus on marketing Quotestream for deployments by brokerage firms to their retail clients and continue our expansion into the investment professional market with Quotestream Professional. We also plan to continue the growth of our Data Feed Services client base, particularly through the addition of major new international data feed coverage, as well as new data delivery products.

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

Results of Operations

Revenue

Three months ended March 31,	2019	2018	Change ($)	Change (%)

Corporate Quotestream	$1,004,709	$865,463	$139,246	16%
Individual Quotestream	451,721	477,160	(25,439)	(5%)
Total portfolio management systems	1,456,430	1,342,623	113,807	8%

Interactive content and data applications	1,414,189	1,324,617	89,572	7%

Total licensing revenue	$2,870,619	$2,667,240	$203,379	8%

Total licensing revenue increased 8% when comparing the three months ended March 31, 2019 and 2018.

Our Portfolio Management System revenue increased by 8% when comparing the three-month periods ended March 31, 2019 and 2018, due to an increase in Corporate Quotestream Revenue, offset by a decrease in Individual Quotestream revenue.

Corporate Quotestream revenue increased 16% for the three-month period ended March 31, 2019 from the comparative period in 2018 due to new contracts signed since the comparative period and increases in the number of subscribers for existing clients.

Individual Quotestream revenue decreased 5% from the three-month comparative period in 2018. The decrease is due to a decrease in the average revenue per subscriber from the comparative period mainly due to foreign exchange fluctuations. The Canadian dollar depreciated 5.1% when comparing average exchange rates for Q1 2019 to Q1 2018 therefore decreasing Canadian dollar revenue when re-measured into U.S. dollars.

Interactive Content and Data Application revenue increased 7% when comparing the three-month periods ended March 31, 2019 and 2018, mainly due to an increase in the average revenue per client. The increase in average revenue per client is attributable to the launch of new products such as QMod, our new proprietary Web delivery system, which has allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three months ended March 31,	2019	2018	Change ($)	Change (%)

Cost of revenue	$1,462,712	$1,371,455	$91,257	7%
Gross profit	$1,407,907	$1,295,785	$112,122	9%
Gross margin %	49%	49%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 7% when comparing the three-month periods ended March 31, 2019 and 2018. The increase in cost of revenue was mainly due to increased variable stock exchange fees resulting from increased customer usage, as well as new and increased fees levied by our content providers.

Overall, the cost of revenue remained constant as a percentage of sales, as evidenced by our gross margin percentage which remained unchanged at 49% for the three-month periods ended March 31, 2019 and 2018.

Operating Expenses Summary

Three months ended March 31,	2019	2018	Change ($)	Change (%)

Sales and marketing	$443,599	$448,058	$(4,459)	(1%)
General and administrative	521,136	538,355	(17,219)	(3%)
Software development	313,628	303,780	9,848	3%
Total operating expenses	$1,278,363	$1,290,193	$(11,830)	(1%)

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses remained relatively unchanged from the comparative period, decreasing 1% when comparing the three-month periods ended March 31, 2019 and 2018.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, decreasing 3% when comparing the three-month periods ended March 31, 2019 and 2018.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 3% for the three-month period ended March 31, 2019 when compared to the same period in 2018. The increase was mainly due to hiring additional development personnel since the comparative period.

We capitalized $307,506 of development costs for the three months ended March 31, 2019, compared to $196,888 for the same period in 2018. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years. The increase in capitalized development costs from the comparative period is due to new projects outsourced to a third-party software development firm in 2019.

Other Income and (Expense) Summary

Three months ended March 31,	2019	2018

Foreign exchange gain (loss)	$(14,058)	$3,817
Interest expense	(1,678)	(457)
Total other income and (expenses)	$(15,736)	$3,360

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

We incurred a foreign exchange loss of $14,058 for the three months ended March 31, 2019 attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as the Canadian dollar appreciated 2.1% versus the U.S. dollar when comparing the foreign exchange rates at March 31, 2019 to the rate at December 31, 2018. In the comparative 2018 period, we incurred a foreign exchange gain of $3,817 attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars due to the Canadian dollar depreciating 2.5% versus the U.S. dollar.

Interest Expense

Interest expense relates primarily to finance leases for the purchase of computer equipment. Interest expense of $1,678 and $457 was incurred for the three months ended March 31, 2019 and 2018, respectively. Interest expense increase relates to new financing leases entered into since the comparative 2018 period.

Provision for Income Taxes

For the three-month periods ended March 31, 2019, the Company recorded Canadian income tax expense of $752 compared to $791 in the comparative periods in 2018.

Net Income (Loss) for the Period

As a result of the foregoing, net income for the three months ended March 31, 2019 was $113,056 compared to net income of $8,161 for the three months ended March 31, 2018. Basic and diluted earnings per share were $0.00 for the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Our cash totaled $966,167 at March 31, 2019, as compared with $810,332 at December 31, 2018, an increase of $155,835. Net cash of $601,698 was provided by operations for the three months ended March 31, 2019, primarily due to the net income during the period adjusted for non-cash charges, the decrease in accounts receivable and the increase in accounts payable. Net cash used in investing activities for the three months ended March 31, 2019 was $439,470 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets. Cash used in financing activities for the three months ended March 31, 2019 was $6,393 due to the repayment of capital lease financing.

We have a working capital deficit of $726,259 as of March 31, 2019, however current liabilities include $703,517 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2019 are minimal.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for a period of one year after issuance of these Financial Statements. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2019 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS

ExhibitNumber	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Dated: May 15, 2019