Form 10-Q
period 2019-06-30
QUOTEMEDIA INC
filed 2019-08-13
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

The Registrant has 90,477,798 shares of common stock outstanding as at August 1, 2019.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2019

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the six months ended June 30, 2019 and 2018	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	20

Part II.	Other Information	21

Item 6.	Exhibits	21

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$1,015,468	$810,332
Accounts receivable, net	658,573	538,081
Prepaid expenses	81,914	132,356
Other current assets	205,360	170,914
Total current assets	1,961,315	1,651,683

Deposits	18,565	15,339
Property and equipment, net	1,992,373	1,702,875
Goodwill	110,000	110,000
Intangible assets	54,147	57,029
Operating lease right-of-use assets	228,229	-

Total assets	$4,364,629	$3,536,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,541,383	$1,495,064
Deferred revenue	776,564	707,880
Current portion of operating lease liabilities	176,147	-
Current portion of finance lease liabilities	32,189	30,083
Total current liabilities	2,526,283	2,233,027

Long-term portion of operating lease liabilities	63,204	-
Long-term portion of finance lease liabilities	31,051	46,457

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated, 124,485 and 125,885 shares issued	3,003,528	3,037,952

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
90,477,798 shares issued and outstanding	90,479	90,479
Additional paid-in capital	19,362,858	19,157,202
Accumulated deficit	(20,712,774)	(21,028,191)
Total stockholders’ deficit	(1,259,437)	(1,780,510)

Total liabilities and stockholders’ deficit	$4,364,629	$3,536,926

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

LICENSING FEES	$2,984,846	$2,798,570	$5,855,465	$5,465,810

COST OF REVENUE	1,463,090	1,414,269	2,925,802	2,785,724

GROSS PROFIT	1,521,756	1,384,301	2,929,663	2,680,086

OPERATING EXPENSES

Sales and marketing	486,401	487,930	930,000	935,988
General and administrative	524,923	500,238	1,046,059	1,038,593
Software development	298,562	284,878	612,190	588,658
	1,309,886	1,273,046	2,588,249	2,563,239

OPERATING PROFIT	211,870	111,255	341,414	116,847

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(7,256)	4,383	(21,314)	8,200
Interest expense - other	(1,506)	(2,328)	(3,184)	(2,785)
	(8,762)	2,055	(24,498)	5,415

INCOME BEFORE INCOME TAXES	203,108	113,310	316,916	122,262

Provision for income taxes	(747)	(774)	(1,499)	(1,565)

NET INCOME	$202,361	$112,536	$315,417	$120,697

EARNINGS PER SHARE

Basic earnings per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	108,113,462	99,803,542	104,356,197	101,186,441

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES:

Net income	$315,417	$120,697

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511,333	431,799
Stock-based compensation expense	206,232	226,232
Changes in assets and liabilities:
Accounts receivable	(120,492)	(161,013)
Prepaid expenses	50,442	17,988
Other current assets	(34,446)	(7,985)
Deposits	(3,226)	655
Accounts payable, accrued and other liabilities	57,441	(38,279)
Deferred revenue	68,684	83,020
Net cash provided by operating activities	1,051,385	673,114

INVESTING ACTIVITIES:

Purchase of fixed assets	(137,709)	(99,593)
Purchase of intangible assets	-	(2,570)
Capitalized application software	(660,240)	(430,781)
Net cash used in investing activities	(797,949)	(532,944)

FINANCING ACTIVITIES:

Repayment of capital lease financing	(13,300)	(6,610)
Redemption of preferred stock	(35,000)	-
Net cash used in financing activities	(48,300)	(6,610)

Net increase in cash	205,136	133,560

Cash and equivalents, beginning of period	810,332	451,151

Cash and equivalents, end of period	$1,015,468	$584,711

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three and six months ended June 30, 2019:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

Stock-based compensation					103,116		103,116

Net income						113,056	113,056

Balance, March 31, 2019	125,885	3,037,952	90,477,798	90,479	19,260,318	(20,915,135)	(1,564,338)

Preferred shares issued (redeemed)	(1,400)	(34,424)			(576)		(576)

Stock-based compensation					103,116		103,116

Net income						202,361	202,361

Balance, June 30, 2019	124,485	$3,003,528	90,477,798	$90,479	$19,362,858	$(20,712,774)	$(1,259,437)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three and six months ended June 30, 2018:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2017	127,685	$3,082,211	90,477,798	$90,479	$18,727,661	$(21,526,062)	$(2,707,922)

Costs associated with forgiveness of debt					(8,850)		(8,850)

Stock-based compensation					113,116		113,116

Net income						8,161	8,161

Balance, March 31, 2018	127,685	3,082,211	90,477,798	90,479	18,831,927	(21,517,901)	(2,595,495)

Stock-based compensation					113,116		113,116

Net income						112,536	112,536

Balance, June 30, 2018	127,685	$3,082,211	90,477,798	$90,479	$18,945,043	$(21,405,365)	$(2,369,843)

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of June 30, 2019 through the filing of this report.

As of June 30, 2019, the Company has a working capital deficit of $564,968. Our current liabilities include deferred revenue of $776,564. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $100,000 as of June 30, 2019 and December 31, 2018.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). This ASU expands the scope of FASB ASC 718, Stock Compensation, by accounting for share-based payments granted to nonemployees for goods and services. The Company adopted the new stock compensation standards on January 1, 2019. There was no impact upon adoption to our consolidated financial statements and related disclosures.

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

3.
REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Portfolio Management Systems
Corporate Quotestream	$915,335	$881,557	$1,920,044	$1,747,020
Individual Quotestream	473,137	466,888	924,858	944,048
Interactive Content & Data Application	1,596,374	1,450,125	3,010,563	2,774,742
Total revenue	$2,984,846	$2,798,570	$5,855,465	$5,465,810

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2018	$707,880
Revenue recognized in the current period from the amounts in the beginning balance	(461,992)
New deferrals, net of amounts recognized in the current period	523,233
Effects of foreign currency translation	7,443
Balance at June 30, 2019	$776,564

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

4.
RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At June 30, 2019, there were no amounts due to 410734 B.C. Ltd. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019	December 31, 2018

Operating Leases

Operating lease right-of-use assets	$228,229	$-

Current portion of operating lease liability	$176,147	$-
Long-term portion of operating lease liability	63,204	-
Total operating lease liability	$239,351	$-

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	35,362	17,836
Property and equipment, net	$65,687	$83,213

Current portion of finance lease liability	32,189	30,083
Long-term portion of finance lease liability	31,051	46,457
Total finance lease liability	$63,240	$76,540

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted Average Remaining Lease Term	June 30, 2019	December 31, 2018
Operating leases	1.8 years	-
Finance leases	2.0 years	2.5 years

Weighted Average Discount Rate
Operating leases	9.7%	-
Finance leases	8.9%	8.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2019 (excluding the six months ended June 30, 2019)	$95,654	$18,266
2020	139,063	36,531
2021	22,855	12,170
2022 and thereafter	-	2,151
Total lease payments	257,572	69,118
Less imputed interest	(18,221)	(5,878)
Total	$239,351	$63,240

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs:
Operating lease costs	$46,090	$92,023
Short-term lease costs	33,311	65,761
Total operating lease costs	$79,401	$157,784

Finance lease costs:
Amortization	$8,763	$17,526
Interest	1,543	3,217
Total finance lease cost	$10,306	$20,743

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,150	$92,307
Operating cash flows from finance leases	1,543	3,217
Financing cash flows from finance leases	8,656	15,049

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	307,549

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

At June 30, 2019, 124,485 shares of Series A Redeemable Convertible Preferred Stock were outstanding. During the three and six months ended June 30, 2019 1,400 shares of Series A Redeemable Convertible Preferred Stock were redeemed. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and six months ended June 30, 2018.

b) Common stock

No shares of common stock were issued during the six months ended June 30, 2019 and 2018.

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

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2019 and 2018 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Sales and marketing	$99,291	$99,291	$198,582	$198,582
General and administrative	2,700	12,700	5,400	25,400
Development	1,125	1,125	2,250	2,250
Stock based compensation expense	$103,116	$113,116	$206,232	$226,232

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at June 30, 2019. No stock options or warrants to purchase common stock were granted or exercised during the six months ended June 30, 2019 and 2018.

The following table summarizes our non-vested common stock option and warrant activity for the six months ended June 30, 2019:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2019	6,225,000	$0.08
Vested during the period	(200,000)	$0.04
Non-vested at June 30, 2019	6,025,000	$0.08

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at June 30, 2019:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2019	Life (Years)	Price	2019	Price

$0.03-0.10	26,372,803	9.9	$0.06	20,347,803	$0.05

At June 30, 2019, there was $106,623 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 2.95 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2019, the aggregate intrinsic value of options and warrants outstanding was $2,443,154. The aggregate intrinsic value of options and warrants exercisable was $2,027,779. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 and $180,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the three and six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $180,000 of unrecognized compensation costs related to the 15,000 Compensation Preferred Stock Warrants granted on January 1, 2019 which are expected to be recognized over a weighted-average period of 0.75 years.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2019. The probability is re-evaluated each reporting period. As of June 30, 2019, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

The following table represents total preferred stock warrant activity for the six months ended June 30, 2019:

	Preferred Stock Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2018	398,493	$1.00
Granted during the period	15,000	$1.00
Outstanding at June 30, 2019	413,493	$1.00

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the total non-vested preferred stock warrant activity for the six months ended June 30, 2019:

	Preferred Stock Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2018	382,243	$1.00
Granted during the period	15,000	$1.00
Vested during the period	(7,500)	$1.00
Outstanding at June 30, 2019	389,743	$1.00

The following table summarizes the weighted average remaining contractual life and exercise price of preferred stock warrants outstanding at June 30, 2019:

	Preferred Stock Warrants Outstanding			Preferred Stock Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
	2019	Life (Years)	Price	2019	Price

$0.03-0.10	413,493	28.6	$1.00	23,750	$1.00

No preferred stock warrants were exercised for the six months ended June 30, 2019 and 2018. At June 30, 2019, the total aggregate intrinsic value of preferred stock warrants outstanding was $9,923,832. The aggregate intrinsic value of preferred stock warrants exercisable was $570,000. The intrinsic value of our preferred stock warrants is calculated as the amount by which the liquidation value of our Series A Redeemable Convertible Preferred Stock ($25) exceeds the exercise price of the warrant ($1).

7.
EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$202,361	$112,536	$315,417	$120,697

Weighted average common shares used
to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Stock options and warrants to purchase
common stock	17,635,664	9,325,744	13,878,399	10,708,643
Weighted average common shares used
to calculate diluted net income per share	108,113,462	99,803,542	104,356,197	101,186,441

Net income per share – basic	$0.00	$0.00	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00	$0.00	$0.00

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six months ended June 30, 2019 and 2018 are shown below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Stock options and warrants to purchase
common stock	-	4,000,000	-	4,000,000
Warrants to purchase redeemable
convertible preferred stock	2,604,063	1,354,113	2,604,063	1,354,113
Redeemable convertible preferred stock	10,489,997	10,639,991	10,489,997	10,639,991
Total potential common shares excluded	13,094,060	15,994,104	13,094,060	15,994,104

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

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to six years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis.  Interactive Content and Data Applications and Market Data Feeds are licensed for a monthly, quarterly, annual, or semi-annual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to six years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

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

The Canadian dollar depreciated 3.6% and 4.3% when comparing average exchange rates for the three and six months ended June 30, 2019 and 2018. The exchange rate fluctuation decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the three and six months ended June 30, 2019 when compared to the same periods in 2018 but had a minimal impact on our net income.

Our revenue grew 7% when comparing the three and six months ended June 30, 2019 to the comparative periods in 2018. Through June 30, 2019, we have experienced 14 consecutive quarters of revenue growth. We expect our positive revenue growth to continue for the remainder of 2019 and into 2020.

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

Results of Operations

Revenue

Three months ended June 30,	2019	2018	Change ($)	Change (%)

Corporate Quotestream	$915,335	$881,557	$33,778	4%
Individual Quotestream	473,137	466,888	6,249	1%
Total portfolio management systems	1,388,472	1,348,445	40,027	3%

Systems
Interactive content and data applications	1,596,374	1,450,125	146,249	10%

Total licensing revenue	$2,984,846	$2,798,570	$186,276	7%

Six months ended June 30,	2019	2018	Change ($)	Change (%)

Corporate Quotestream	$1,920,044	$1,747,020	$173,024	10%
Individual Quotestream	924,858	944,048	(19,190)	(2%)
Total portfolio management systems	2,844,902	2,691,068	153,834	6%

Systems
Interactive content and data applications	3,010,563	2,774,742	235,821	8%

Total licensing revenue	$5,855,465	$5,465,810	$389,655	7%

Total licensing revenue increased 7% when comparing the three and six months ended June 30, 2019 and 2018.

Our Portfolio Management System revenue increased by 3% and 6% when comparing the three and six-month periods ended June 30, 2019 and 2018, due to increases in Corporate Quotestream Revenue.

Corporate Quotestream revenue increased 4% and 10% for the three and six-month periods ended June 30, 2019 from the comparative periods in 2018 due to new contracts signed since the comparative periods and increases in the number of subscribers for existing clients.

Individual Quotestream revenue remained relatively unchanged from the comparative 2018 periods, increasing 1% and decreasing 2% for the three and six months ended June 30, 2019, respectively. Increases in the number of Individual Quotestream subscribers were offset by decreases in the average revenue per subscriber from the comparative periods. This was mainly due to foreign exchange fluctuations as 55% of our Individual Quotestream revenue is earned in Canadian dollars and the Canadian dollar depreciated 3.6% and 4.3% when comparing average exchange rates for the three and six months ended June 30, 2019 and 2018.

Interactive Content and Data Application revenue increased 10% and 8% when comparing the three and six-month periods ended June 30, 2019 and 2018, mainly due to an increase in the average revenue per client. The increase in average revenue per client is attributable to the launch of new products such as QMod, our new proprietary Web delivery system, which has allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three months ended June 30,	2019	2018	Change ($)	Change (%)

Cost of revenue	$1,463,090	$1,414,269	$48,821	3%
Gross profit	$1,521,756	$1,384,301	$137,455	10%
Gross margin %	51%	49%

Six months ended June 30,	2019	2018	Change ($)	Change (%)

Cost of revenue	$2,925,802	$2,785,724	$140,078	5%
Gross profit	$2,929,663	$2,680,086	$249,577	9%
Gross margin %	50%	49%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 3% and 5% when comparing the three and six-month periods ended June 30, 2019 and 2018. The increase in cost of revenue was mainly due to new and increased fees levied by our content providers. It is also due to an increase in the amortization of capitalized internal-use software costs related to the increase in capitalized development costs in 2019.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage which increased to 51% and 50% for the three and six months ended June 30, 2019 from 49% in the comparative 2018 periods.

Operating Expenses Summary

Three months ended June 30,	2019	2018	Change ($)	Change (%)

Sales and marketing	$486,401	$487,930	$(1,529)	0%
General and administrative	524,923	500,238	24,685	5%
Software development	298,562	284,878	13,684	5%
Total operating expenses	$1,309,886	$1,273,046	$36,840	3%

Six months ended June 30,	2019	2018	Change ($)	Change (%)

Sales and marketing	$930,000	$935,988	$(5,988)	(1%)
General and administrative	1,046,059	1,038,593	7,466	1%
Software development	612,190	588,658	23,532	4%
Total operating expenses	$2,588,249	$2,563,239	$25,010	1%

Sales and Marketing

Sales and marketing consists primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses remained relatively unchanged from the comparative period, decreasing 0% and 1% when compared to the three and six-month periods ended June 30, 2019 and 2018.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, increasing 5% and 1% when comparing the three and six-month periods ended June 30, 2019 and 2018.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 5% and 4% for the three and six-month periods ended June 30, 2019 when compared to the same periods in 2018. The increase was mainly due to hiring additional development personnel since the comparative period.

We capitalized $348,528 and $660,240 of development costs for the three and six month periods ended June 30, 2019, compared to $233,893 and $430,781 for the same periods in 2018. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of six years. The increase in capitalized development costs from the comparative period is due to new projects outsourced to a third-party software development firm in 2019.

Other Income and (Expense) Summary

Three months ended June 30,	2019	2018

Foreign exchange gain (loss)	$(7,256)	$4,383
Interest expense	(1,506)	(2,328)
Total other income and (expenses)	$(8,762)	$2,055

Six months ended June 30,	2019	2018

Foreign exchange gain (loss)	$(21,314)	$8,200
Interest expense	(3,184)	(2,785)
Total other income and (expenses)	$(24,498)	$5,415

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

The Canadian dollar appreciated 1.7% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2019 to the rate at March 31, 2019 resulting in a foreign exchange loss of $7,256 for the three months ended June 30, 2019, compared to a foreign exchange gain of $4,383 for the same period in 2018 when the Canadian dollar depreciated 2.0% versus the U.S. dollar.

The Canadian dollar appreciated 3.8% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2019 to the rate at December 31, 2018 resulting in a foreign exchange loss of $21,314 for the six months ended June 30, 2018, compared to a foreign exchange gain of $8,200 for the same period in 2018 when the Canadian dollar depreciated 4.6% versus the U.S. dollar.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance and operating leases. Interest expense of $1,506 and $3,184 was incurred for the three and six months ended June 30, 2019, compared to $2,328 and $2,785 incurred in the same 2018 periods. The increase in interest expense in 2019 is due mainly to the interest associated with operating leases with the adoption of ASU 2016-02, Leases effective January 1, 2019.

Provision for Income Taxes

For the three and six month periods ended June 30, 2019, the Company recorded Canadian income tax expense of $747 and $1,499 compared to $774 and $1,565 in the comparative periods in 2018.

Net Income for the Period

As a result of the foregoing, net income for the three and six months ended June 30, 2019 was $202,361 and $315,417 compared to net income of $112,536 and $120,697 for the three and six months ended June 30, 2018. Basic and diluted earnings per share were $0.00 for each of the three and six month periods ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our cash totaled $1,015,468 at June 30, 2019, as compared with $810,332 at December 31, 2018, an increase of $205,136. Net cash of $1,051,385 was provided by operations for the six months ended June 30, 2019, primarily due to the net income during the period adjusted for non-cash charges and the increase in accounts payable, offset by the increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2019 was $797,949 resulting primarily from capitalized application software costs and the purchase of new computer equipment. Cash used in financing activities for the six months ended June 30, 2019 was $48,300 related to the redemption of 1,400 shares of preferred stock and the repayment of capital lease financing.

We have a working capital deficit of $564,968 as of June 30, 2019, however current liabilities include $776,564 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2019 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the six months ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 13, 2019