Form 10-K
period 2019-12-31
QUOTEMEDIA INC
filed 2020-03-27
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

⬜ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of March 11, 2020, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2019, was $9,699,926. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC. ANNUAL REPORT ON FORM 10-KFISCAL YEAR ENDED DECEMBER 31, 2019

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

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg and Thomson Reuters are some of the data providers in this highly competitive marketplace.

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

Employees

We currently have 79 full-time employees. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2020 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.    RISK FACTORS.

You should consider carefully the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Catastrophic events outside of our control may impact our business. The U.S. and global markets have, from time to time, experienced periods of disruptions due to a natural disaster, such as a tsunami, power shortage, or flood; public health crises, such as a pandemic or epidemic; political crises, such as terrorism, war, or other conflict; or other events outside of our control that may occur and adversely impact our business and operating results. In December 2019, a strain of novel coronavirus, COVID-19, causing respiratory illness emerged in the city of Wuhan, China. COVID-19 has since spread to multiple countries, including markets where we are currently providing our services. We are closely monitoring these developments and continually assessing the potential impact on our business. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2019 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions, and this trend may continue into 2020. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

A prolonged outage at one of our data centers that we share could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond our reasonable control. We maintain multiple redundant data centers to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and redundant data centers, there can be no assurance that such efforts will be successful or effective.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires June 30, 2023.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires July 31, 2025. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 30, 2021.

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

None.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol "QMCI." As of March 11, 2020, there were approximately 165 holders of record of our common stock. As of March 11, 2020, the closing price for our common stock was $0.16.

As of March 11, 2020, there were 125,885 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock have a redeemable value of $25 and is convertible into 83.33 shares of common stock if common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in 2020 due to COVID-19. As a result, corporations and individuals globally may act to control or reduce spending. While we have not yet experienced a significant reduction in the demand for market data and related services, it is too early to assess the effects of COVID-19 and to predict how long its impact will be felt.

We do not anticipate a significant impact to our operations as our employees can work remotely in an effective manner.

In recent years, the depreciation of the Canadian dollar versus the U.S. dollar resulted in lowering both our reported Canadian dollar revenues and expenses once translated into U.S. dollars. The Canadian dollar remained relatively stable versus the U.S. dollar in 2019, appreciating 2.3% when comparing average exchange rates in 2019 to 2018. As a result, exchange rate fluctuations had minimal impact on Canadian dollar revenues and expenses once translated into U.S. dollars for the year ended December 31, 2019 when compared to the same period in 2018.

Our revenue grew 6% year over year in 2019. Our revenue growth combined with cost containment measures have led to an improved gross margin percentage compared to prior period. Gross margin percentage was 51% for the year ended December 31, 2019 compared to 50% in the comparative period in 2018. Based on clients currently under contract, we expect our positive revenue growth to continue for 2020.

Plan of operation

For 2020 we plan to expand our product lines and improve our infrastructure by adding new people and equipment. We plan to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.

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

Important development projects for 2020 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway and will continue to be a priority in the coming year.

We are also creating new proprietary data sets, analytics, and scoring mechanisms. We have contracted a remote overseas development team to aggregate data direct from the sources to produce data sets that will be proprietary to QuoteMedia. This will allow us to offer our clients new data products and lower our product cost structure as we replace some of our existing data providers with our own lower cost data.

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

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The standard replaces previous revenue recognition standards and requires entities to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The newly adopted principle is preferable because it constitutes an improvement in financial reporting through more accurate allocation of costs to periods in which assets are consumed.

The Company adopted this ASU using the modified retrospective approach. Accordingly, prior periods have not been adjusted to conform to the new guidance. There was no cumulative effect to opening retained earnings after applying the new guidance to all contracts with customers that were not completed as of January 1, 2018.

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

For the years ended December 31, 2019 and 2018, the Company capitalized $1,351,922 and $879,534 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2019 and 2018, amortization expenses associated with the internally developed application software was $918,902 and $746,464 respectively. At December 31, 2019, the remaining book value of the capitalized application software was $1,715,122.

Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. Upon adoption of the new leasing standards, we recognized an initial lease liability and related right-of-use asset on our consolidated balance sheet of $307,549. The impact of adoption of the new leasing standards had an immaterial impact to our consolidated statements of operations and cash flows.

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

Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no significant impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy Levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company believes that this pronouncement will have no significant impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company believes that this pronouncement will have no significant impact on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31
	2019	2018	Change ($)	Change (%)

Corporate Quotestream	$3,841,722	$3,616,907	$224,815	6%
Individual Quotestream	1,829,149	1,856,840	(27,691)	(1%)
Total Portfolio Management Systems	5,670,871	5,473,747	197,124	4%
Interactive Content and Data Applications	6,122,860	5,653,923	468,937	8%
Total Licensing Revenue	$11,793,731	$11,127,670	$666,061	6%

Total licensing revenue increased 6% when comparing the years ended December 31, 2019 and 2018. The increase is a result of an increase in revenue from licensing both our Interactive Content and Data Applications and Portfolio Management Systems.

Total Portfolio Management System revenue increased by 4% when comparing the years ended December 31, 2019 and 2018, due to increases in Corporate Quotestream Revenue despite a decrease in Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products.

Corporate Quotestream revenue increased 6% for the year ended December 31, 2019 from the comparative period in 2018 due to new contracts signed since the comparative period and an increase in the number of subscribers for existing clients.

Individual Quotestream revenue decreased 1% for the year ended December 31, 2019 from the comparative period in 2018. The decrease is due to a decrease in average revenue per subscriber from the comparative period.

Interactive Content and Data Application revenue increased 8% for the year ended December 31, 2019 from the comparative period in 2018 due to an increase in average revenue per client contract. The increase is attributable to the launch of new products such as QMod, our proprietary Web delivery system.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2019	2018	Change ($)	Change (%)

Cost of revenue	$5,781,756	$5,528,723	$253,033	5%

Gross profit	$6,011,975	$5,598,947	$413,028	7%

Gross margin %	51%	50%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 5% for the year ended December 31, 2019 from the comparative period in 2018. The increase in cost of revenue was mainly due to increased amortization of development costs resulting from increased investment to improve existing products and develop new products.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 51% in 2019 from 50% in 2018.

Operating Expenses Summary

	Years ended December 31
	2019	2018	Change ($)	Change (%)

Sales and marketing	$1,879,404	$1,839,957	$39,447	2%
General and administrative	2,279,861	2,044,337	235,524	12%
Software development	1,253,055	1,215,151	37,904	3%
Total operating expenses	$5,412,320	$5,099,445	$312,875	6%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 2% when comparing the years ended December 31, 2019 and 2018 mainly due to an increase in investor relations expense.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative increased 12% when comparing the years ended December 31, 2019 and 2018. Increase was due to increases in salary and health benefits as we added new personnel in 2019, and increased depreciation expense from the purchase of new equipment to accommodate future growth.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 3% for the year ended December 31, 2019 when compared to fiscal 2018. This increase was mainly due to hiring additional development personnel since the comparative period.

We capitalized $1,351,922 of development costs for the year ended December 31, 2019, compared to $879,534 in 2018. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2019	2018

Foreign exchange gain (loss)	$(31,385)	$8,743
Interest expense	(6,259)	(7,289)
Total other income and (expenses)	$(37,644)	$1,454

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

We incurred a foreign exchange loss of $31,385 for the year ended December 31, 2019 mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as the Canadian dollar appreciated 5% versus the U.S. dollar when comparing the foreign exchange rates at December 31, 2019 to the rate at December 31, 2018. We incurred a foreign exchange gain of $8,743 for the comparative 2018 period mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar depreciated 9% versus the U.S. dollar in 2018.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $6,259 was incurred for the year ended December 31, 2019, compared to $7,289 incurred for the year ended December 31, 2018.

Provision for Income Taxes

In 2019, the Company recorded Canadian income tax expense of $3,014, compared to a Canadian income tax expense of $3,085 in 2018.

Net Income for the Period

As a result of the foregoing, net income for the year ended December 31, 2019 was $558,997 compared to net income of $497,871 for the year ended December 31, 2018. Basic and diluted earnings per share was $0.01 and $0.00 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our cash totaled $815,487 at December 31, 2019, as compared with $810,332 at December 31, 2018, an increase of $5,155. Net cash of $1,766,409 was provided by operations for the year ended December 31, 2019, primarily due to the net income during the period adjusted for non-cash charges, offset by an increase in accounts receivable and the decrease in accounts payable. Net cash used in investing activities for the year ended December 31, 2019 was $1,677,577 resulting primarily from capitalized application software costs and the purchase of new computer equipment and intangible assets. Cash used in financing activities for the year ended December 31, 2019 was $83,677 primarily due to the redemption of 2,200 shares of preferred stock and the repayment of capital lease financing.

Our current liabilities include $579,343 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2020 are minimal.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Robert J. Thompson	77	Chairman of the Board

Keith J. Randall	53	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	52	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2019, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2019 and 2018 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2019	$162,000	-	-	-	$162,000
Chief Executive Officer,	2018	$162,000	-	-	-	$162,000
QuoteMedia, Inc.

David M. Shworan (4)	2019	-	-	$360,000	-	$360,000
Chief Executive Officer,	2018	-	-	$360,000	-	$360,000
QuoteMedia, Ltd.

R. Keith Guelpa (5)	2019	-	-	-	-	-
Chief Executive Officer,	2018	$48,000	-	-	-	$48,000
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
(4)
Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. Salary from January 1, 2017 through November 2017 was accrued but not paid. On December 28, 2017, the Company entered into a Compensation Agreement with Mr. Shworan, pursuant to which, among other things, Mr. Shworan acknowledged and agreed that he has received from the Company all compensation to which he is entitled for services provided to the Company through the December 28, 2017 transaction date. Also pursuant to the Compensation Agreement, Mr. Shworan is granted 1,250 warrants per month to purchase shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of a cash salary. A total of $360,000 of stock-based compensation expense was recognized in 2018 and 2019. See Financial Statement Note 9 (d).
(5)
Mr. Guelpa was our President and Chief Executive Officer and served as our “Principal Executive Officer” until his death on March 19, 2018.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Common Stock Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025
	-	4,000,000	$0.100	28-Dec-2037

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	100,000	-	$0.035	26-Oct-2027

	Number of Securities Underlying Unexercised Preferred Stock Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	1,250	-	$1.00	28-Dec-2047
	15,000	-	$1.00	01-Jan-2048
	15,000	-	$1.00	01-Jan-2049
	-	382,243	$1.00	28-Dec-2037

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2019. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2019, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 11, 2020 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	40,151,800	39.3%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	42,556,062	41.2%

5% Stockholders (6)	12,478,027	13.8%

 (1)
Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)
The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 11, 2020. The numbers and percentages shown include the shares of common stock actually owned as of March 11, 2020 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 11, 2020 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

(6)
Represents 6,000,000 shares of our common stock owned by CMG Family Irrevocable Trust. It also includes 2,000,000 and 4,478,027 shares of our common stock owned by Sue Guelpa and White Rock Partners Ltd., respectively. Sue Guelpa is the trustee of White Rock Partners Ltd.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2019.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2019, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2019, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2019, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 5,320,000 options outstanding under the 2003 plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2019, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $3,000 starting February 2020. At December 31, 2019, there was $7,000 due to Bravenet related to this agreement. David M. Shworan is a control person of Bravenet. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by NASDAQ.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2019 and 2018 by Moss Adams LLP, our principal accountants, are as follows:

	2019	2018

Audit Fees	$106,550	$103,665
Audit-Related Fees	$-	$-
Tax Fees	$-	$5,250
All Other Fees	$-	$-

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

QUOTEMEDIA, INC.

Date: March 27, 2020	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 27, 2020

/s/ David M. Shworan David M. Shworan	Director	March 27, 2020

/s/ Keith J. Randall Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)	March 27, 2020

QuoteMedia, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Quotemedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuoteMedia, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842, and, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of ASC Topic No. 606.

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

Phoenix, Arizona
March 27, 2020

We have served as the Company’s auditor since 2017.

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

ASSETS	2019	2018

Current assets:
Cash and cash equivalents	$815,487	$810,332
Accounts receivable, net	680,759	538,081
Prepaid expenses	103,093	132,356
Other current assets	47,793	170,914
Total current assets	1,647,132	1,651,683

Deposits	16,084	15,339
Property and equipment, net	2,273,087	1,702,875
Goodwill	110,000	110,000
Intangible assets	51,265	57,029
Operating lease right-of-use assets	328,676	-

Total assets	$4,426,244	$3,536,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,286,340	$1,495,064
Deferred revenue	579,343	707,880
Current portion of operating lease liabilities	172,049	-
Current portion of finance lease liabilities	33,914	30,083
Total current liabilities	2,071,646	2,233,027

Long-term portion of operating lease liabilities	167,496	-
Long-term portion of finance lease liabilities	13,949	46,457

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at December 31, 2019 and 125,885 at December 31, 2018	2,983,857	3,037,952

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at December 31, 2019 and December 31, 2018, respectively	90,479	90,479
Additional paid-in capital	19,568,011	19,157,202
Accumulated deficit	(20,469,194)	(21,028,191)
Total stockholders’ deficit	(810,704)	(1,780,510)

Total liabilities and stockholders’ deficit	$4,426,244	$3,536,926

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2019	2018

REVENUE	$11,793,731	$11,127,670

COST OF REVENUE	5,781,756	5,528,723

GROSS PROFIT	6,011,975	5,598,947

OPERATING EXPENSES

Sales and marketing	1,879,404	1,839,957
General and administrative	2,279,861	2,044,337
Software development	1,253,055	1,215,151
	5,412,320	5,099,445

OPERATING PROFIT	599,655	499,502

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(31,385)	8,743
Interest expense	(6,259)	(7,289)
	(37,644)	1,454

INCOME BEFORE INCOME TAXES	562,011	500,956

Income tax expense	(3,014)	(3,085)

NET INCOME	$558,997	$497,871

EARNINGS PER SHARE

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	118,745,576	113,367,414

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2019 and 2018

	Series A Redeemable Convertible Preferred Stock		Common Stock
Years ended December 31, 2019 and 2018:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2018	127,685	$3,082,211	90,477,798	$90,479	$18,727,661	$(21,526,062)	$(2,707,922)

Preferred shares issued (redeemed)	(1,800)	(44,259)			(741)		(741)

Costs associated with forgiveness of debt					(8,850)		(8,850)

Stock-based compensation					439,132		439,132

Net income						497,871	497,871

Balance, December 31, 2018	125,885	3,037,952	90,477,798	90,479	19,157,202	(21,028,191)	(1,780,510)

Preferred shares issued (redeemed)	(2,200)	(54,095)			(905)		(905)

Stock-based compensation					411,714		411,714

Net income						558,997	558,997

Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2019	2018
OPERATING ACTIVITIES:

Net income	$558,997	$497,871

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,113,129	893,248
Stock-based compensation expense	411,714	439,132
Changes in assets and liabilities:
Accounts receivable	(142,678)	(193,569)
Prepaid expenses	29,263	(42,472)
Other current assets	123,121	(21,535)
Deposits	(745)	1,212
Accounts payable, accrued and other liabilities	(197,855)	(70,908)
Deferred revenue	(128,537)	1,061
Net cash provided by operating activities	1,766,409	1,504,040

INVESTING ACTIVITIES:

Purchase of fixed assets	(325,655)	(190,161)
Capitalized application software	(1,351,922)	(879,534)
Net cash used in investing activities	(1,677,577)	(1,069,695)

FINANCING ACTIVITIES:

Repayment of capital lease obligations	(28,677)	(21,314)
Costs associated with forgiveness of debt	-	(8,850)
Redemption of preferred stock	(55,000)	(45,000)
Net cash used in financing activities	(83,677)	(75,164)

Net increase in cash	5,155	359,181

Cash and equivalents, beginning of period	810,332	451,151

Cash and equivalents, end of period	$815,487	$810,332

See supplementary information (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

a) Nature of operations

We are a software developer and distributor of financial market data and related services to a global marketplace. We specialize in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. We develop software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate intranets.

b) Basis of consolidation

The consolidated financial statements include the operations of QuoteMedia, Ltd., a wholly owned Canadian subsidiary of QuoteMedia, Inc. All intercompany transactions and balances have been eliminated.

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $80,000 and $100,000 at December 31, 2019 and 2018, respectively. Bad debt expense for the years ended December 31, 2019 and 2018 were $43,689 and $78,432 respectively.

f) Property and equipment

Fixed assets are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. We retired fixed assets with original costs totaling $199,021 and $724,877 during the years ended December 31, 2019 and 2018, respectively. The Company received no proceeds for the fixed assets retired during the years ended December 31, 2019 and 2018. The fixed assets retired were fully depreciated therefore no gains or losses were recognized.

Capitalized software costs include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2019 and 2018.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share takes into account shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options and redeemable convertible preferred stock outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods.

h) Income taxes

Income taxes are provided in accordance with Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carryforwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. The Company recorded Canadian income tax expense of $3,014 and $3,085 for the years ended December 31, 2019 and 2018, respectively (see Note 8).

i) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the year end and the reported amount of revenue and expenses during the year. Such estimates include (i) fair values used to test goodwill and capitalized development costs for impairment; (ii) the amount of allowance for doubtful accounts, (iii) the capitalization of software development costs, (iv) income taxes, and (v) stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

j) Software development expenses

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications. The Company expensed $1,253,055 and $1,215,151 in software development costs during the years ended December 31, 2019 and 2018, respectively (see Note 6).

k) Revenue

We license financial market data information on a monthly, quarterly, or annual basis. Our products and services are divided into two main categories: Interactive Content and Data Applications and Portfolio Management and Real-Time Quote Systems.

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The standard replaces previous revenue recognition standards and requires entities to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The newly adopted principle is preferable because it constitutes an improvement in financial reporting through more accurate allocation of costs to periods in which assets are consumed.

The Company adopted this ASU using the modified retrospective approach. Accordingly, prior periods have not been adjusted to conform to the new guidance. There was no cumulative effect to opening retained earnings after applying the new guidance to all contracts with customers that were not completed as of January 1, 2018.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

m) Stock-Based Compensation

Stock-based compensation awards are measured at their fair value on the date of grant with the expense recognized, net of estimated forfeitures, over the related service or performance period. We used the Black-Scholes valuation model to calculate the fair value of common stock options and warrants.

n) Accounting Pronouncements

Recently Adopted

In February 2016, FASB issued ASU 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. Upon adoption of the new leasing standards, we recognized an initial lease liability and related right-of-use asset on our consolidated balance sheet of $307,549. The impact of adoption of the new leasing standards had an immaterial impact to our consolidated statements of operations and cash flows.

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

Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no significant impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy Levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company believes that this pronouncement will have no significant impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company believes that this pronouncement will have no significant impact on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. LIQUIDITY

The Company had a net income of $558,997 for the year ended December 31, 2019 and net cash of $1,766,409 was provided by operating activities, and although we have a working capital deficit of $424,514 as of December 31, 2019, current liabilities include $579,343 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2020 are minimal.

Implementation of our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Based on the factors discussed above, management believes that our cash on hand and cash generated from operations will be sufficient to fund operations for a period of one year after issuance of these consolidated financial statements.

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	2019	2018
Portfolio Management Systems
Corporate Quotestream	$3,841,722	$3,616,907
Individual Quotestream	1,829,149	1,856,840
Interactive Content & Data Applications	6,122,860	5,653,923
Total revenue	$11,793,731	$11,127,670

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2018	$707,880
Revenue recognized in the current period from the amounts in the beginning balance	(566,535)
New deferrals, net of amounts recognized in the current period	447,884
Effects of foreign currency translation	(9,885)
Balance at December 31, 2019	$579,343

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2019, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $3,000 starting February 2020. At December 31, 2019, there was $7,000 due to Bravenet related to this agreement. David M. Shworan is a control person of Bravenet. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASES

We have operating leases for corporate offices and finance leases for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. We determine if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on our consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on our consolidated balance sheets.

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

Supplemental balance sheet information related to leases was as follows:

	2019	2018
Operating Leases

Operating lease right-of-use assets	$328,676	$-

Current portion of operating lease liability	$172,049	$-
Long-term portion of operating lease liability	167,496	-
Total operating lease liability	$339,545	$-

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	52,888	17,836
Computer equipment on financing lease, net	$48,161	$83,213

Current portion of finance lease liability	33,914	30,083
Long-term portion of finance lease liability	13,949	46,457
Total finance lease liability	$47,863	$76,540

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018
Weighted Average Remaining Lease Term
Operating leases	2.9 years	-
Finance leases	1.5 years	2.5 years

Weighted Average Discount Rate
Operating leases	9.3%	-
Finance leases	8.9%	8.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2020	$194,961	$36,810
2021	88,499	12,263
2022	50,572	2,162
2023	33,326	-
2024	15,715	-
Total lease payments	383,073	51,235
Less imputed interest	(43,528)	(3,372)
Total	$339,545	$47,863

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	2019	2018
Operating lease costs:
Operating lease costs	$184,634	$-
Short-term lease costs	125,430	-
Total operating lease costs	$310,064	$-

Finance lease costs:
Amortization	$35,053	$17,836
Interest	5,795	6,049
Total finance lease cost	$40,848	$23,885

Supplemental cash flow information related to leases was as follows:

	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190,719	$-
Operating cash flows from finance leases	5,795	6,049
Financing cash flows from finance leases	31,015	17,836

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	207,034	-

6. PROPERTY AND EQUIPMENT

	2019	2018

Computer equipment	$1,104,845	$782,202
Office furniture and equipment	25,387	22,375
Leasehold improvements	12,009	12,009
Capitalized application software	9,600,195	8,447,294
Total property and equipment	10,742,436	9,263,880
Less: accumulated depreciation	(8,469,349)	(7,561,005)
Property and equipment, net	$2,273,087	$1,702,875

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease
Capitalized application software	3 years

For the years ended December 31, 2019 and 2018, the Company capitalized $1,351,922 and $879,534 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2019 and 2018, amortization expenses associated with the internally developed application software was $918,902 and $746,464, respectively. At December 31, 2019, the remaining book value of the capitalized application software was $1,715,122.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2019 and 2018 was $188,463 and $139,028 respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS AND GOODWILL

	2019	2018
Intangible assets:
Software licenses	$104,718	$104,718
Domain names	10,570	10,570
	115,288	115,288
Less: accumulated amortization	(64,023)	(58,259)
Total intangible assets, net	$51,265	$57,029

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $5,764 and $7,628 for the years ended December 31, 2019 and 2018, respectively.

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2020	$5,764
2021	5,764
2022	5,764
2023	5,764
2024	5,764
Thereafter	22,445
Total	$51,265

Goodwill is reported as an indefinite life intangible asset. We evaluate goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill. Through December 31, 2019 we have not had any goodwill impairment.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018

Tax provision at the statutory rate of 21%	$116,746	$103,883
State income taxes, net of federal income tax	17,012	15,137
Stock-based compensation	86,460	92,218
Change in federal NOL	(1,090)	(349)
Change in valuation allowance and other	(219,128)	(210,890)
State income tax expense	50	104
Canadian income tax expense	3,014	3,085
Income tax expense	$3,064	$3,188

In 2019, the Company recorded Arizona income tax expense of $50 and Canadian income tax expense of $3,014. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $10,409,000 and $1,578,000 that expire in varying amounts through the year 2037.

The components of our deferred tax asset (liabilities) at December 31, 2019 and 2018 are as follows:

	2019	2018

Tax effect of net operating loss carryforward	$2,235,000	$2,372,000
Property and equipment	4,000	1,000
Intangibles	(420,000)	(315,000)
Other	19,000	24,000
Less valuation allowance	(1,838,000)	(2,082,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance decreased $250,000 for the year ended December 31, 2019. This is primarily due to the usage of federal and state net operating losses.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2016-2019) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2019, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued, and 2,200 shares were redeemed during the year ended December 31, 2019. The shares were redeemed at their $25 per share liquidation value.

Redemption Rights

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

In addition, a limited amount of Series A Redeemable Convertible Preferred Stock may be redeemed at the holder’s option if the following criteria are met:

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

In accordance with ASC 480-10-S99, because a limited amount of Series A Redeemable Convertible Preferred Stock may be redeemed at the holder’s option if the above criteria are met, it was classified as mezzanine equity and not permanent equity.

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

b) Common stock

No shares of common stock were issued during the years ended December 31, 2019 and 2018.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total estimated stock-based compensation expense, related to all the Company’s stock-based awards was comprised as follows:

	2019	2018

Sales and marketing	$397,164	$397,164
General and administrative	10,800	37,468
Development	3,750	4,500
Stock based compensation expense	$411,714	$439,132

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at December 31, 2019. No stock options or warrants to purchase common stock were granted or exercised for the years ended December 31, 2019 and 2018.

The following table summarizes our non-vested common stock option and warrant activity for the years ended December 31, 2019 and 2018:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2018	7,625,000	$0.04
Vested during the period	(1,400,000)	$0.05
Non-vested at December 31, 2018	6,225,000	$0.08
Vested during the period	(600,000)	$0.05
Non-vested at December 31, 2019	5,625,000	$0.08

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2019:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2019	Life (Years)	Price	2019	Price

$0.03-0.10	26,372,803	9.4	$0.06	20,747,803	$0.05

At December 31, 2019, there was $81,141 of unrecognized compensation cost related to non-vested options granted to purchase common stock which is expected to be recognized over a weighted-average period of 2.6 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2019, the aggregate intrinsic value of options and warrants outstanding was $2,970,610. The aggregate intrinsic value of options and warrants exercisable was $2,481,235. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $360,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants for the years ended December 31, 2019 and 2018.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of December 31, 2019. The probability is re-evaluated each reporting period. As of December 31, 2019, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

The following table represents total preferred stock warrant activity for the years ended December 31, 2019 and 2018:

	Preferred Stock Warrants	Weighted-Average Exercise Price

Outstanding at January 1, 2018	383,493	$1.00
Granted during the period	15,000	$1.00
Outstanding at December 31, 2018	398,493	$1.00
Granted during the period	15,000	$1.00
Outstanding at December 31, 2019	413,493	$1.00

As of December 31, 2019, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 28 years. As of December 31, 2019, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2019 and 2018.

10. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2019 and 2018 are as follows:

	2019	2018

Net income (loss)	$558,997	$497,871

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	1,299,948
Redeemable convertible preferred stock	10,306,671	10,489,997
Stock options and warrants to purchase common stock	15,461,207	11,099,671
Weighted average common shares used to calculate diluted net income per share	118,745,576	113,367,414

Net income per share – basic	$0.01	$0.01
Net income per share – diluted	$0.00	$0.00

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the year ended December 31, 2019 and 2018 are shown below:

	2019	2018

Stock options and warrants to purchase common stock	-	4,000,000
Total potential common shares excluded	-	4,000,000

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2019	2018
Cash paid for
Interest	$6,314	$7,289

The non-cash amounts related to the purchase of fixed assets under capital lease are noted below for the years ended December 31,2019 and 2018:

	2019	2018

Purchase of fixed assets under capital lease	$-	$101,049

12. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2019 and 2018, revenue from Canada accounted for approximately 31% of total revenue

13. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined that no subsequent event activity required disclosure.