Form 10-Q
period 2020-03-31
QUOTEMEDIA INC
filed 2020-05-14
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Large accelerated filer ⬜	Accelerated filer ⬜
Non-accelerated filer ⬜ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ⬜

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ⬜   No ☑

The Registrant has 90,477,798 shares of common stock outstanding as at May 1, 2020.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2020

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2020 and 2019	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 6.	Exhibits	19

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$802,778	$815,487
Accounts receivable, net	700,658	680,759
Prepaid expenses	89,975	103,093
Other current assets	50,617	47,793
Total current assets	1,644,028	1,647,132

Deposits	16,190	16,084
Property and equipment, net	2,337,754	2,273,087
Goodwill	110,000	110,000
Intangible assets	66,809	51,265
Operating lease right-of-use assets	278,787	328,676

Total assets	$4,453,568	$4,426,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,491,375	$1,286,340
Deferred revenue	587,013	579,343
Current portion of operating lease liabilities	139,140	172,049
Current portion of finance lease liabilities	31,881	33,914
Total current liabilities	2,249,409	2,071,646

Long-term portion of operating lease liabilities	130,574	167,496
Long-term portion of finance lease liabilities	5,766	13,949

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at March 31, 2020 and December 31, 2019	2,983,857	2,983,857

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at March 31, 2020 and December 31, 2019	90,479	90,479
Additional paid-in capital	19,580,002	19,568,011
Accumulated deficit	(20,586,519)	(20,469,194)
Total stockholders’ deficit	(916,038)	(810,704)

Total liabilities and stockholders’ deficit	$4,453,568	$4,426,244

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED

	Three months ended March 31,
	2020	2019

REVENUE	$2,966,584	$2,870,619

COST OF REVENUE	1,499,484	1,462,712

GROSS PROFIT	1,467,100	1,407,907

OPERATING EXPENSES

Sales and marketing	517,480	443,599
General and administrative	650,053	521,136
Software development	425,827	313,628
	1,593,360	1,278,363

OPERATING PROFIT (LOSS)	(126,260)	129,544

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	11,206	(14,058)
Interest expense	(1,527)	(1,678)
	9,679	(15,736)

INCOME (LOSS) BEFORE INCOME TAXES	(116,581)	113,808

Income tax expense	(744)	(752)

NET INCOME (LOSS)	$(117,325)	$113,056

EARNINGS (LOSS) PER SHARE

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	90,477,798	115,544,970

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES:

Net income (loss)	$(117,325)	$113,056

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	305,757	249,697
Stock-based compensation expense	11,991	103,116
Changes in assets and liabilities:
Accounts receivable	(19,899)	73,650
Prepaid expenses	13,118	17,492
Other current assets	(2,824)	(14,097)
Deposits	(106)	(2,933)
Accounts payable, accrued and other liabilities	185,093	66,080
Deferred revenue	7,670	(4,363)
Net cash provided by operating activities	383,475	601,698

INVESTING ACTIVITIES:

Purchase of fixed assets	(33,292)	(131,964)
Purchase of intangible assets	(17,128)	-
Capitalized application software	(335,548)	(307,506)
Net cash used in investing activities	(385,968)	(439,470)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	(10,216)	(6,393)
Net cash used in financing activities	(10,216)	(6,393)

Net increase (decrease) in cash	(12,709)	155,835

Cash and equivalents, beginning of period	815,487	810,332

Cash and equivalents, end of period	$802,778	$966,167

QUOTEMEDIA, INC.
CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation					11,991		11,991

Net loss						(117,325)	(117,325)

Balance, March 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,580,002	$(20,586,519)	$(916,038)

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

Stock-based compensation					103,116		103,116

Net income						113,056	113,056

Balance, March 31, 2019	125,885	$3,037,952	90,477,798	$90,479	$19,260,318	$(20,915,135)	$(1,564,338)

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2020 through the filing of this report.

As of March 31, 2020, the Company has a working capital deficit of $605,381. Our current liabilities include deferred revenue of $587,013. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2019 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 27, 2020.

Risks and Uncertainties

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic could lead clients to delay purchasing decisions or product and service implementations or may cause them to cancel or reduce spending with us.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $100,000 and $80,000 as of March 31, 2020 and December 31, 2019, respectively. Bad debt expense was $70,931 and ($4,055) for the three months ended March 31, 2020 and 2019, respectively.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

e) Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. The Company adopted the new standard on January 1, 2020. There was no impact upon adoption to our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy Levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. The Company adopted the new standard on January 1, 2020. There was no impact upon adoption to our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The Company adopted the new standard on January 1, 2020. There was no impact upon adoption to our consolidated financial statements and related disclosures.

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

3.
REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended March 31,
	2020	2019
Portfolio Management Systems:
Corporate Quotestream	$976,917	$1,004,709
Individual Quotestream	438,634	451,721
Interactive Content and Data Applications	1,551,033	1,414,189
Total revenue	$2,966,584	$2,870,619

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2019	$579,343
Revenue recognized in the current period from the amounts in the beginning balance	(243,943)
New deferrals, net of amounts recognized in the current period	297,132
Effects of foreign currency translation	(45,519)
Balance at March 31, 2020	$587,013

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.
RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At March 31, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At March 31, 2020, there were $5,000 due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019

Operating Leases

Operating lease right-of-use assets	$278,787	$328,676

Current portion of operating lease liability	$139,140	$172,049
Long-term portion of operating lease liability	130,574	167,496
Total operating lease liability	$269,714	$339,545

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	62,844	52,888
Property and equipment, net	$38,205	$48,161

Current portion of finance lease liability	31,881	33,914
Long-term portion of finance lease liability	5,766	13,949
Total finance lease liability	$37,647	$47,863

	March 31, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases	2.8 years	2.9 years
Finance leases	1.3 years	1.5 years

Weighted Average Discount Rate
Operating leases	9.2%	9.3%
Finance leases	8.9%	8.9%

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2020 (excluding the three months ended March 31, 2020)	$125,614	$26,136
2021	83,239	11,610
2022	48,664	2,150
2023	31,686	-
2024	14,347	-
Total lease payments	303,550	39,896
Less imputed interest	(33,836)	(2,249)
Total	$269,714	$37,647

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Operating lease costs:
Operating lease costs	$56,956	$46,157
Short-term lease costs	25,499	32,450
Total operating lease costs	$82,455	$78,607

Finance lease costs:
Amortization	$8,763	$8,763
Interest	949	1,674
Total finance lease cost	$9,712	$10,437

Supplemental cash flow information for the three months ended March 31, 2020 and 2019 related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,774	$46,163
Operating cash flows from finance leases	949	1,674

There were no additional right of use assets obtained in exchange for lease obligations for the three months ended March 31, 2020 and 2019.

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

At March 31, 2020, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three months ended March 31, 2020 and 2019.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

b) Common stock

No shares of common stock were issued during the three months ended March 31, 2020 and 2019.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2020 and 2019 was comprised as follows:

	Three months ended March 31,
	2020	2019

Sales and marketing	$9,291	$99,291
General and administrative	2,700	2,700
Development	-	1,125
Stock-based compensation expense	$11,991	$103,116

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at March 31, 2020. No stock options or warrants to purchase common stock were granted or exercised during the three months ended March 31, 2020 and 2019.

The following table summarizes our non-vested common stock option and warrant activity for the three months ended March 31, 2020:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2020	5,625,000	$0.08
Vested during the period	(275,000)	$0.05
Non-vested at March 31, 2020	5,350,000	$0.09

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at March 31, 2020:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	26,372,803	9.1	$0.06	21,022,803	$0.05

At March 31, 2020, there was $69,150 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 2.4 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2020, the aggregate intrinsic value of options and warrants outstanding was $1,124,513. The aggregate intrinsic value of options and warrants exercisable was $1,046,763. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the three months ended March 31, 2019.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2020. The probability is re-evaluated each reporting period. As of March 31, 2020, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of March 31, 2020, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 28 years. As of March 31, 2020, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the three months ended March 31, 2020 and 2019.

7.
EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three months ended March 31, 2020 and 2019 are as follows:

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
	2020	2019

Net income (loss)	$(117,325)	$113,056

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	2,604,063
Redeemable convertible preferred stock	-	10,489,997
Stock options and warrants to purchase common stock	-	11,973,112
Weighted average common shares used to calculate diluted net income per share	90,477,798	115,544,970

Net income (loss) per share – basic	$(0.00)	$0.00
Net income (loss) per share – diluted	$(0.00)	$0.00

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2020 and 2019 are shown below:

	Three months ended March 31,
	2020	2019

Warrants to purchase redeemable convertible preferred stock	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-
Stock options and warrants to purchase common stock	14,751,112	-
Total potential common shares excluded	27,557,683	-

8.
SUBSEQUENT EVENTS

On May 4, 2020, the Company received loan proceeds in the amount of $133,257 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, circumstances could arise causing the Company to be ineligible for forgiveness of the loan, in whole or in part. The Company received $8,000 as part of the Economic Injury Disaster Loan (“EIDL”) emergency advance through the Small Business Administration (“SBA”), which will be deducted from the forgivable portion of the PPP loan proceeds. The Company has not entered into an EIDL with the SBA at the time of filing.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission.

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

Business environment and trends

The global financial markets have experienced extreme volatility and disruption in recent months. The outbreak of the COVID-19 pandemic and the resulting response by governments and individuals around the world has caused contraction in global economies. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets.

Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While our subscription-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic could lead clients to delay purchasing decisions or product and service implementations or may cause them to cancel or reduce spending with us.

Our operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. To protect the health and safety of our team members, we successfully transitioned our workforce to remote work environments. We are also working closely with our clients to support them as they implement their own contingency plans, helping them access our products and services remotely.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain cost control efforts to help us mitigate the impact that reduced revenues may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position.

On May 4, 2020, the Company received loan proceeds in the amount of $133,257 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). See Financial Statement Note 8 - Subsequent Events.

The Canadian dollar depreciated 1.1% when comparing average exchange rates for the three months ended March 31, 2020 and 2019. The exchange rate fluctuation decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the three months ended March 31, 2020 when compared to the same period in 2019 but had a minimal impact on our net income. The Canadian dollar depreciated 9.5% when comparing spot rates at March 31, 2020 and December 31, 2019, however, so we expect the average Canadian dollar exchange rate to continue to decline for the remainder of 2020 lowering both Canadian dollar revenue and expenses when translated into U.S. dollars. We do not expect a further depreciation of the Canadian dollar to have a significant impact on our net income.

Our revenue grew 3% when comparing the three months ended March 31, 2020 to the comparative period in 2019. Based on clients currently under contract, we expect our positive revenue growth to continue for the remainder of 2020 despite current market conditions related to COVID-19.

Plan of operation

For the remainder of 2020 we plan to continue to expand our product lines and improve our infrastructure. We plan to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.

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

Results of Operations

Revenue

Three months ended March 31,	2020	2019	Change ($)	Change (%)

Corporate Quotestream	$976,917	$1,004,709	$(27,791)	(3%)
Individual Quotestream	438,634	451,721	(13,087)	(3%)
Total portfolio management systems	1,415,552	1,456,430	(40,878)	(3%)

Interactive content and data applications	1,551,033	1,414,189	136,844	10%

Total subscription revenue	$2,966,584	$2,870,619	$95,966	3%

Total licensing revenue increased 3% when comparing the three months ended March 31, 2020 and 2019.

Our total Portfolio Management System revenue decreased by 3% when comparing the three months ended March 31, 2020 and 2019.

Corporate Quotestream revenue decreased 3% for the three months ended March 31, 2020 from the comparative period in 2019 primarily due to one of our larger Corporate Quotestream customers significantly reducing their services effective April 2019. The decrease was offset by new Corporate Quotestream customers signed since the comparative period.

Individual Quotestream revenue decreased 3% for the three months ended March 31, 2020 from the comparative period in 2019. There was a decrease in users in the first two months of the year. There was an increase in users in March, which can be attributed to marketing efforts and market volatility caused by COVID-19. Some of the decrease is caused by foreign exchange fluctuations as 55% of Individual Quotestream revenue is earned in Canadian dollars. The Canadian dollar depreciated 1.1% when comparing average exchange rates for the three months ended March 31, 2020 and 2019.

Interactive Content and Data Application revenue increased 10% when comparing the three-months ended March 31, 2020 and 2019, mainly attributable to an increase in the average revenue per client. The increase in average revenue per client results from the launch of new products such as QMod, our new proprietary Web delivery system, the expansion of our data coverage, as well as the general strengthening of our financial position, all of which have allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three months ended March 31,	2020	2019	Change ($)	Change (%)

Cost of revenue	$1,499,484	$1,462,712	$36,772	3%
Gross profit	$1,467,100	$1,407,907	$59,193	4%
Gross margin %	49%	49%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 3% when comparing the three months ended March 31, 2020 and 2019. The increase in cost of revenue is due to increase in the amortization of capitalized internal-use software costs related to the increase in capitalized development costs in 2020 and 2019.

Overall, our cost of revenue remained unchanged as a percentage of sales, as evidenced by our gross margin percentage which remained at 49% for the three months ended March 31, 2020 and 2019.

Operating Expenses Summary

Three months ended March 31,	2020	2019	Change ($)	Change (%)

Sales and marketing	$517,480	$443,599	$73,881	17%
General and administrative	650,053	521,136	128,917	25%
Software development	425,826	313,628	112,198	36%
Total operating expenses	$1,593,359	$1,278,363	$314,996	25%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 17% when comparing the three months ended March 31, 2020 and 2019. The increase is a result of additional sales personnel hired to drive future growth.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 25% when comparing the three months ended March 31, 2020 and 2019. Increases were due to increases in salaries and health benefits due to the hiring of additional personnel to meet expected future growth. We also incurred an increase in bad debts from the comparative period of $74,986, primarily due to the impact of Covid-19. In anticipation of future bad debts associated with Covid-19, we also increased our allowance for doubtful accounts from $80,000 at December 31, 2019 to $100,000 at March 31, 2020.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 36% for the three months ended March 31, 2020 when compared to the same period in 2019. The increase was mainly due to hiring additional development personnel since the comparative period.

We capitalized $335,549 and $307,506 of development costs for the three months ended March 31, 2020 and 2019, respectively. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years. Capitalized development costs remained relatively the same.

Other Income and (Expense) Summary

Three months ended March 31,	2020	2019

Foreign exchange gain (loss)	$11,206	$(14,058)
Interest expense	(1,527)	(1,678)
Total other income and (expenses)	$9,679	$(15,736)

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

The Canadian dollar depreciated 9.3% versus the U.S. dollar when comparing the foreign exchange rate at March 31, 2020 to the rate at December 31, 2019 resulting in a foreign exchange gain of $11,206 for the three months ended March 31, 2020. We incurred a foreign exchange loss of $14,058 for the same period in 2019 arising from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

We incurred a foreign exchange gain of $11,206 for the three months ended March 31, 2020 mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as the Canadian dollar depreciated 9% versus the U.S. dollar when comparing the foreign exchange rates at March 31, 2020 to the rate at December 31, 2019. We incurred a foreign exchange loss of $14,058 for the comparative 2019 period mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar appreciated 2% versus the U.S. dollar in 2018.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $1,527 was incurred for the three months ended March 31, 2020, compared to $1,678 incurred in the same 2019 period.

Provision for Income Taxes

For the three months ended March 31, 2020, the Company recorded Canadian income tax expense of $744 compared to $752 in the comparative period in 2019.

Net Income (Loss) for the Period

As a result of the foregoing, our net loss for the three months ended March 31, 2020 was $117,324 compared to net income of $113,056 for the three months ended March 31, 2019. Basic and diluted earnings per share were $(0.00) for the three months ended March 31, 2020, and $0.00 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Our cash totaled $802,778 at March 31, 2020, as compared with $815,487 at December 31, 2019, a decrease of $12,709. Net cash of $383,475 was provided by operations for the three months ended March 31, 2020, primarily due to the net loss during the period adjusted for non-cash charges and the increase in accounts payable. Net cash used in investing activities for the three months ended March 31, 2020 was $385,968 resulting primarily from capitalized application software costs and the purchase of new computer equipment. Cash used in financing activities for the three months ended March 31, 2020 was $10,216 related to the repayment of capital lease financing.

We have a working capital deficit of $605,381 as of March 31, 2020, however current liabilities include $587,013 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2020 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the nine months ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: May 14, 2020