Form 10-Q
period 2020-06-30
QUOTEMEDIA INC
filed 2020-08-12
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

The Registrant has 90,477,798 shares of common stock outstanding as at August 3, 2020.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$636,012	$815,487
Accounts receivable, net	790,715	680,759
Prepaid expenses	96,035	103,093
Other current assets	67,472	47,793
Total current assets	1,590,234	1,647,132

Deposits	16,841	16,084
Property and equipment, net	2,483,324	2,273,087
Goodwill	110,000	110,000
Intangible assets	65,153	51,265
Operating lease right-of-use assets	227,684	328,676

Total assets	$4,493,236	$4,426,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,562,950	$1,286,340
Deferred revenue	579,137	579,343
Current portion of operating lease liabilities	182,665	172,049
Current portion of finance lease liabilities	26,985	33,914
Total current liabilities	2,351,737	2,071,646

Paycheck Protection Program loan (Note 8)	141,257	-
Long-term portion of operating lease liabilities	44,084	167,496
Long-term portion of finance lease liabilities	3,434	13,949

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at June 30, 2020 and December 31, 2019	2,983,857	2,983,857

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at June 30, 2020 and December 31, 2019	90,479	90,479
Additional paid-in capital	19,592,005	19,568,011
Accumulated deficit	(20,713,617)	(20,469,194)
Total stockholders’ deficit	(1,031,133)	(810,704)

Total liabilities and stockholders’ deficit	$4,493,236	$4,426,244

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2020	2019	2020	2019

LICENSING FEES	$3,029,199	$2,984,846	$5,995,783	$5,855,465

COST OF REVENUE	1,589,190	1,463,090	3,088,674	2,925,802

GROSS PROFIT	1,440,009	1,521,756	2,907,109	2,929,663

OPERATING EXPENSES

Sales and marketing	532,061	486,401	1,049,541	930,000
General and administrative	612,693	524,923	1,262,746	1,046,059
Software development	415,192	298,562	841,019	612,190
	1,559,946	1,309,886	3,153,306	2,588,249

OPERATING PROFIT (LOSS)	(119,937)	211,870	(246,197)	341,414

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(5,249)	(7,256)	5,957	(21,314)
Interest expense - other	(1,191)	(1,506)	(2,718)	(3,184)
	(6,440)	(8,762)	3,239	(24,498)

INCOME (LOSS) BEFORE INCOME TAXES	(126,377)	203,108	(242,958)	316,916

Provision for income taxes	(721)	(747)	(1,465)	(1,499)

NET INCOME (LOSS)	$(127,098)	$202,361	$(244,423)	$315,417

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	90,477,798	118,671,674	90,477,798	117,450,257

QUOTEMEDIA, INC.
CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three-months ended June 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,580,002	$(20,586,519)	$(916,038)

Stock-based compensation	-	-	-	-	12,003	-	12,003

Net loss	-	-	-	-	-	(127,098)	(127,098)

Balance, June 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,592,005	$(20,713,617)	$(1,031,133)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Six-months ended June 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation	-	-	-	-	23,994	-	23,994

Net loss	-	-	-	-	-	(244,423)	(244,423)

Balance, June 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,592,005	$(20,713,617)	$(1,031,133)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three-months ended June 30, 2019:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2019	125,885	$3,037,952	90,477,798	$90,479	$19,260,318	$(20,915,135)	$(1,564,338)

Preferred shares redeemed	(1,400)	(34,424)	-	-	(576)	-	(576)

Stock-based compensation	-	-	-	-	103,116	-	103,116

Net income	-	-	-	-	-	202,361	202,361

Balance, June 30, 2019	124,485	$3,003,528	90,477,798	$90,479	$19,362,858	$(20,712,774)	$(1,259,437)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Six-months ended June 30, 2019:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

Preferred shares redeemed	(1,400)	(34,424)	-	-	(576)	-	(576)

Stock-based compensation	-	-	-	-	206,232	-	206,232

Net income	-	-	-	-	-	315,417	315,417

Balance, June 30, 2019	124,485	$3,003,528	90,477,798	$90,479	$19,362,858	$(20,712,774)	$(1,259,437)

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-months ended June 30,
	2020	2019
OPERATING ACTIVITIES:

Net income (loss)	$(244,423)	$315,417

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	627,339	511,333
Stock-based compensation expense	23,994	206,232
Bad debt expense	94,845	(776)
Changes in assets and liabilities:
Accounts receivable	(204,801)	(119,716)
Prepaid expenses	7,058	50,442
Other current assets	(19,679)	(34,446)
Deposits	(757)	(3,226)
Accounts payable, accrued and other liabilities	264,806	57,441
Deferred revenue	(206)	68,684
Net cash provided by operating activities	548,176	1,051,385

INVESTING ACTIVITIES:

Purchase of fixed assets	(69,104)	(137,709)
Purchase of intangible assets	(17,128)	-
Capitalized application software	(765,232)	(660,240)
Net cash used in investing activities	(851,464)	(797,949)

FINANCING ACTIVITIES:

Paycheck Protection Program loan	141,257	-
Repayment of finance lease obligations	(17,444)	(13,300)
Redemption of preferred stock	-	(35,000)
Net cash provided by (used) in financing activities	123,813	(48,300)

Net increase (decrease) in cash	(179,475)	205,136

Cash and equivalents, beginning of period	815,487	810,332

Cash and equivalents, end of period	$636,012	$1,015,468

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of June 30, 2020 through the filing of this report.

As of June 30, 2020, the Company has a working capital deficit of $761,503. Our current liabilities include deferred revenue of $579,137. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

Risks and Uncertainties

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic has led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. Given the dynamic nature of these circumstances, it is too early to assess the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $100,000 and $80,000 as of June 30, 2020 and December 31, 2019, respectively. Bad debt expense was $94,845 and ($776) for the six-months ended June 30, 2020 and 2019, respectively.

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

3.
REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2020	2019	2020	2019
Portfolio Management Systems
Corporate Quotestream	$1,053,218	$915,335	$2,030,135	$1,920,044
Individual Quotestream	455,492	473,137	894,126	924,858
Interactive Content & Data Application	1,520,489	1,596,374	3,071,522	3,010,563
Total revenue	$3,029,199	$2,984,846	$5,995,783	$5,855,465

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2019	$579,343
Revenue recognized in the current period from the amounts in the beginning balance	(371,369)
New deferrals, net of amounts recognized in the current period	406,664
Effects of foreign currency translation	(35,501)
Balance at June 30, 2020	$579,137

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.
RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At June 30, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At June 30, 2020, $7,500 are due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019

Operating Leases

Operating lease right-of-use assets	$227,684	$328,676

Current portion of operating lease liability	$182,665	$172,049
Long-term portion of operating lease liability	44,084	167,496
Total operating lease liability	$226,749	$339,545

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	71,607	52,888
Property and equipment, net	$29,442	$48,161

Current portion of finance lease liability	26,985	33,914
Long-term portion of finance lease liability	3,434	13,949
Total finance lease liability	$30,419	$47,863

	June 30, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases	2.8 years	2.9 years
Finance leases	1.1 years	1.5 years

Weighted Average Discount Rate
Operating leases	9.1%	9.3%
Finance leases	8.9%	8.9%

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2020 (for the remainder of the year)	$73,043	$17,869
2021	85,625	11,906
2022	49,529	2,151
2023	32,430	-
2024	14,967	-
Total lease payments	255,594	31,926
Less imputed interest	(28,845)	(1,507)
Total	$226,749	$30,419

The components of lease expense for the three and six-months ended June 30, 2020 and 2019 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2020	2019	2020	2019
Operating lease costs:
Operating lease costs	$57,205	$46,090	$114,161	$92,023
Short-term lease costs	25,500	33,311	50,999	65,761
Total operating lease costs	$82,705	$79,401	$165,160	$157,784

Finance lease costs:
Amortization	$8,763	$8,763	$17,526	$17,526
Interest	821	1,543	1,770	3,217
Total finance lease costs	$9,584	$10,306	$19,296	$20,743

Supplemental cash flow information for the six-months ended June 30, 2020 and 2019 related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113,953	$92,307
Operating cash flows from finance leases	1,770	3,217

There were no additional right of use assets obtained in exchange for lease obligations for the six-months ended June 30, 2020 and 2019.

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

At June 30, 2020, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and six-months ended June 30, 2020. During the three and six-months ended June 30, 2019 1,400 shares of Series A Redeemable Convertible Preferred Stock were redeemed.

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

b) Common Stock

No shares of common stock were issued during the three-months ended June 30, 2020 and 2019.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-months ended June 30, 2020 and 2019 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2020	2019	2020	2019

Sales and marketing	$9,303	$99,291	$18,594	$198,582
General and administrative	2,700	2,700	5,400	5,400
Development	-	1,125	-	2,250
Stock-based compensation expense	$12,003	$103,116	$23,994	$206,232

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at June 30, 2020. No stock options or warrants to purchase common stock were granted or exercised during the three and six-months ended June 30, 2020 and 2019.

The following table summarizes our non-vested common stock option and warrant activity for the six-months ended June 30, 2020:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2020	5,625,000	$0.08
Vested during the period	(275,000)	$0.04
Non-vested at June 30, 2020	5,350,000	$0.09

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at June 30, 2020:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	26,372,803	8.9	$0.06	21,022,803	$0.05

At June 30, 2020, there was $57,147 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 2.1 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2020, the aggregate intrinsic value of options and warrants outstanding was $1,388,241. The aggregate intrinsic value of options and warrants exercisable was $1,256,991. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). Provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018 and 2019, the Company will issue to Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $90,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants during the comparative three-months ended March 31, 2019.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2020. The probability is re-evaluated each reporting period. As of June 30, 2020, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of June 30, 2020, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 27.5 years. As of June 30, 2020; 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the three and six-months ended June 30, 2020 and 2019.

7.
EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six-months ended June 30, 2020 and 2019 are as follows:

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(127,098)	$202,361	$(244,423)	$315,417

Weighted average common shares used
to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable
convertible preferred stock	-	2,604,062	-	2,604,063
Redeemable convertible preferred stock	-	10,489,997	-	10,489,997
Stock options and warrants to purchase
common stock	-	15,099,817	-	13,878,399
Weighted average common shares used
to calculate diluted net income per share	90,477,798	118,671,674	90,477,798	117,450,257

Net income per share – basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income per share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six-months ended June 30, 2020 and 2019 are shown below:

	Three-months ended June 30,		Six-months ended June 30,
	2020	2019	2020	2019

Stock options and warrants to purchase
common stock	12,256,740	-	13,679,312	-
Warrants to purchase redeemable
convertible preferred stock	2,499,900	-	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-	10,306,671	-
Total potential common shares excluded	25,063,311	-	26,485,883	-

8.
PAYCHECK PROTECTION PROGRAM

On April 24, 2020, the Company received an $8,000 grant as part of the Economic Injury Disaster Loan (“EIDL”) program through the Small Business Administration (“SBA”), and on May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of forgiveness will be reduced if the borrower terminates employees or reduces salaries during the twenty-four-week period. EIDL grants received are also deducted from the forgivable portion of PPP loans. The unforgiven portion of the PPP proceeds will be payable over two years at an interest rate of 1%, with a deferral of payments for the first six-months after the covered period. The Company is accounting for the PPP loan in accordance with ASC 470, Debt.

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

Overview

We are a developer of financial software and a distributor of market data and research information to online brokerages, clearing firms, banks, media properties, public companies and financial service corporations worldwide. Through the aggregation of information from many direct data, news, and research sources; we offer a comprehensive range of solutions for all market-related information provisioning requirements.

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

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic has led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. Given the dynamic nature of these circumstances, it is too early to assess the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance. We are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain cost control efforts to help us mitigate the impact that COVID-19 may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position.

On April 24, 2020, the Company received an $8,000 grant as part of the Economic Injury Disaster Loan (“EIDL”) program through the Small Business Administration (“SBA”), and on May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The Company anticipates that it will meet the requirements for full forgiveness for our PPP loan.. See Financial Statement Note 8 – Paycheck Protection Program.

The Canadian dollar depreciated 2.3% when comparing average exchange rates for the six-months ended June 30, 2020 and 2019. The exchange rate fluctuation decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the six-months ended June 30, 2020 when compared to the same period in 2019 but had a minimal impact on our net income.

Our revenue grew 2% when comparing the three and six-months ended June 30, 2020 to the comparative periods in 2019. Based on clients currently under contract, we expect our positive revenue growth to continue for the remainder of 2020 despite current market conditions related to COVID-19.

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

We are also creating new proprietary data sets, analytics, and scoring mechanisms. We are now aggregating data direct from the sources to produce data sets that are proprietary to QuoteMedia. This allows us to offer our clients new data products and lower our product costs structure as we replace some of our existing data providers with our own lower cost data.

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

Our future performance will be subject to a number of business factors, including those beyond our control; such as a continuation of market uncertainty and evolving industry needs and preferences, as well as the level of competition and our ability to continue to successfully market our products and technology. There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or achieve profitable operations.

Results of Operations

Revenue

Three-months ended June 30,	2020	2019	Change ($)	Change (%)

Corporate Quotestream	$1,053,218	$915,335	$137,883	15%
Individual Quotestream	455,492	473,137	(17,645)	(4%)
Total portfolio management systems	1,508,710	1,388,472	120,238	9%

Interactive content and data applications	1,520,489	1,596,374	(75,885)	(5%)

Total subscription revenue	$3,029,199	$2,984,846	$44,353	1%

Six-months ended June 30,	2020	2019	Change ($)	Change (%)

Corporate Quotestream	$2,030,135	$1,920,044	$110,091	6%
Individual Quotestream	894,126	924,858	(30,732)	(3%)
Total portfolio management systems	2,924,261	2,844,902	79,359	3%

Interactive content and data applications	3,071,522	3,010,563	60,959	2%

Total subscription revenue	$5,995,783	$5,855,465	$140,318	2%

Total subscription revenue increased 1% and 2% when comparing the three and six-months ended June 30, 2020 and 2019, respectively.

Our total Portfolio Management System revenue increased by 9% and 3%, respectively, when comparing the three and six-month periods ended June 30, 2020 and 2019.

Corporate Quotestream revenue increased 15% and 6% for the three and six-month periods ended June 30, 2020, respectively, from the comparative periods in 2019 due to new Corporate Quotestream customers signed since the comparative periods and increases in users for existing customers.

Individual Quotestream revenue decreased 3% and 4% for the three and six-month periods ended June 30, 2020, respectively, from the comparative periods in 2019. The decrease was due to a decrease in users from the comparative periods and foreign exchange fluctuations as 55% of Individual Quotestream revenue is earned in Canadian dollars. The Canadian dollar depreciated 2.3% and 3.5% when comparing average exchange rates for the three and six-month periods ended June 30, 2020 and 2019 to the comparative periods, lowering Canadian dollar revenue when translated into $U.S. dollars.

Interactive Content and Data Application revenue decreased 5% when comparing the three-months ended June 30, 2020 and 2019, primarily due to the impact of COVID-19 as a number of our customers have temporarily suspended their services. Interactive Content and Data Application revenue increased 2% when comparing the six-month period ended June 30, 2020 and 2019, mainly attributable to an increase in the average revenue per client offset by service suspensions due to COVID-19. The increase in average revenue per client results from the launch of new products such as QMod, our new proprietary Web delivery system, the expansion of our data coverage, as well as the general strengthening of our financial position, all of which have allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2020	2019	Change ($)	Change (%)

Cost of revenue	$1,589,190	$1,463,090	$126,100	9%
Gross profit	$1,440,009	$1,521,756	$(81,747)	(5%)
Gross margin %	48%	51%

Six-months ended June 30,	2020	2019	Change ($)	Change (%)

Cost of revenue	$3,088,674	$2,925,802	$162,872	6%
Gross profit	$2,907,109	$2,929,663	$(22,554)	(1%)
Gross margin %	48%	50%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 9% and 6% when comparing the three and six-month periods ended June 30, 2020 and 2019, respectively. The increase in cost of revenue is primarily due to an increase in the amortization of capitalized internal-use software costs related to the increase in capitalized development costs from the comparative periods.

Overall, our cost of revenue increased relative to the increase in sales, as evidenced by our gross margin percentage which decreased to 48% for the three and six-month periods ended June 30, 2020.

Operating Expenses Summary

Three-months ended June 30,	2020	2019	Change ($)	Change (%)

Sales and marketing	$532,061	$486,401	$45,660	9%
General and administrative	612,693	524,923	87,770	17%
Software development	415,192	298,562	116,630	39%
Total operating expenses	$1,559,946	$1,309,886	$250,060	19%

Six-months ended June 30,	2020	2019	Change ($)	Change (%)

Sales and marketing	$1,049,541	$930,000	$119,541	13%
General and administrative	1,262,746	1,046,059	216,687	21%
Software development	841,019	612,190	228,829	37%
Total operating expenses	$3,153,306	$2,588,249	$565,057	22%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 9% and 13% when comparing the three and six-month periods ended June 30, 2020 and 2019, respectively. The increases are a result of additional sales personnel hired since the comparative periods.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 17% and 21% when comparing the three and six-month periods ended June 30, 2020 and 2019, respectively. Increases were due to increases in salaries and health benefits due to the hiring of additional personnel to meet expected future growth. We also incurred an increase in bad debts from the comparative period of $95,621, primarily due to the impact of Covid-19 as some of our smaller customers have struggled to keep up with their payments or have ceased operations altogether.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 39% and 37% for the three and six-month periods ended June 30, 2020, respectively, when compared to the same period in 2019. The increase was mainly due to hiring additional development personnel since the comparative period.

We capitalized $429,683 and $765,232 of development costs for the three and six-month periods ended June 30, 2020, respectively, compared to $348,528 and $660,240 for the same periods in 2019. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended June 30,	2020	2019

Foreign exchange loss	$(5,249)	$(7,256)
Interest expense	(1,191)	(1,506)
Total other expenses	$(6,440)	$(8,762)

Six-months ended June 30,	2020	2019

Foreign exchange gain (loss)	$5,957	$(21,314)
Interest expense	(2,718)	(3,184)
Total other income and (expenses)	$3,239	$(24,498)

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

We incurred a foreign exchange loss of $5,249 for the three-months ended June 30, 2020 primarily due to the foreign exchange re-measurement loss as the Canadian dollar appreciated 4% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2020 to the rate at March 31, 2020. We incurred a foreign exchange loss of $7,256 for the same period in 2019 arising from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

We incurred a foreign exchange gain of $5,957 for the six-months ended June 30, 2020 primarily due to the foreign exchange re-measurement gain as the Canadian dollar depreciated 5% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2020 to the rate at December 31, 2020. We incurred a foreign exchange loss of $21,314 for the comparative 2019 period mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar appreciated 3.8% versus the U.S. dollar in 2018.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $1,191 and $2,718 was incurred for the three and six-month periods ended June 30, 2020, respectively, compared to $1,506 and $3,184 incurred in the same 2019 periods.

Provision for Income Taxes

For the three and six-month periods ended June 30, 2020, the Company recorded Canadian income tax expense of $721 and $1,465 compared to $747 and $1,499 in the comparative periods in 2019.

Net Income (Loss) for the Period

As a result of the foregoing, the Company recognized net loss of $127,098 and $244,423 for the three and six-month periods ended June 30, 2020 compared to net income of $202,361 and $315,417 for the three and six-month periods ended June 30, 2019. Basic and diluted earnings per share were $(0.00) for the three and six-month periods ended June 30, 2020, and $0.00 for the three and six-month periods ended June 30, 2019.

Liquidity and Capital Resources

Our cash totaled $636,012 at June 30, 2020, as compared with $815,487 at December 31, 2019, a decrease of $179,475. Net cash of $548,176 was provided by operations for the six-months ended June 30, 2020, primarily due to non-cash charges and the increase in accounts payable, offset by the increase in accounts receivable and our net loss. Net cash used in investing activities for the six-months ended June 30, 2020 was $851,464 resulting primarily from capitalized application software costs and the purchase of new computer equipment. Cash provided by financing activities for the six-months ended June 30, 2020 was $123,813 related to the PPP loan offset by repayment of capital lease financing.

We have a working capital deficit of $761,503 as of June 30, 2020, however current liabilities include $579,137 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2020 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the six-months ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 12, 2020