Form 10-Q
period 2020-09-30
QUOTEMEDIA INC
filed 2020-11-12
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The Registrant has 90,477,798 shares of common stock outstanding as of November 2, 2020.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2020

INDEX

		Page
Part I.	Financial Information	3

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019	3

	Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2020 and 2019	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine-months ended September 30, 2020 and 2019	5

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2020 and 2019	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$678,552	$815,487
Accounts receivable, net	728,740	680,759
Prepaid expenses	135,029	103,093
Other current assets	90,263	47,793
Total current assets	1,632,584	1,647,132

Deposits	16,755	16,084
Property and equipment, net	2,643,666	2,273,087
Goodwill	110,000	110,000
Intangible assets	63,498	51,265
Operating lease right-of-use assets	699,658	328,676

Total assets	$5,166,161	$4,426,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,759,714	$1,286,340
Deferred revenue	666,516	579,343
Current portion of operating lease liabilities	171,542	172,049
Current portion of finance lease liabilities	19,583	33,914
Total current liabilities	2,617,355	2,071,646

Paycheck Protection Program loan (Note 8)	141,257	-
Long-term portion of operating lease liabilities	520,414	167,496
Long-term portion of finance lease liabilities	2,777	13,949

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at September 30, 2020 and December 31, 2019	2,983,857	2,983,857

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at September 30, 2020 and December 31, 2019	90,479	90,479
Additional paid-in capital	19,598,944	19,568,011
Accumulated deficit	(20,788,922)	(20,469,194)
Total stockholders’ deficit	(1,099,499)	(810,704)

Total liabilities and stockholders’ deficit	$5,166,161	$4,426,244

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019

LICENSING FEES	$3,140,358	$2,963,172	$9,136,141	$8,818,637

COST OF REVENUE	1,706,476	1,429,308	4,795,150	4,355,110

GROSS PROFIT	1,433,882	1,533,864	4,340,991	4,463,527

OPERATING EXPENSES

Sales and marketing	552,960	463,929	1,602,501	1,393,929
General and administrative	555,002	600,329	1,817,748	1,646,388
Software development	405,703	311,028	1,246,722	923,218
	1,513,665	1,375,286	4,666,971	3,963,535

OPERATING PROFIT (LOSS)	(79,783)	158,578	(325,980)	499,992

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	5,930	(543)	11,887	(21,857)
Interest and other expense, net	(701)	(1,349)	(3,419)	(4,533)
	5,229	(1,892)	8,468	(26,390)

INCOME (LOSS) BEFORE INCOME TAXES	(74,554)	156,686	(317,512)	473,602

Provision for income taxes	(751)	(758)	(2,216)	(2,257)

NET INCOME (LOSS)	$(75,305)	$155,928	$(319,728)	$471,345

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.01
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	90,477,798	107,173,219	90,477,798	105,577,615

QUOTEMEDIA, INC.
CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three-months ended September 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,592,005	$(20,713,617)	$(1,031,133)

Stock-based compensation	-	-	-	-	6,939	-	6,939

Net loss	-	-	-	-	-	(75,305)	(75,305)

Balance, September 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,598,944	$(20,788,922)	$(1,099,499)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Nine-months ended September 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation	-	-	-	-	30,933	-	30,933

Net loss	-	-	-	-	-	(319,728)	(319,728)

Balance, September 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,598,944	$(20,788,922)	$(1,099,499)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three-months ended September 30, 2019:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2019	124,485	$3,003,528	90,477,798	$90,479	$19,362,858	$(20,712,774)	$(1,259,437)

Preferred shares redeemed	(800)	(19,671)	-	-	(329)	-	(329)

Stock-based compensation	-	-	-	-	103,116	-	103,116

Net income	-	-	-	-	-	155,928	155,928

Balance, September 30, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,465,645	$(20,556,846)	$(1,000,722)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Nine-months ended September 30, 2019:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

Preferred shares redeemed	(2,200)	(54,095)	-	-	(905)	-	(905)

Stock-based compensation	-	-	-	-	309,348	-	309,348

Net income	-	-	-	-	-	471,345	471,345

Balance, September 30, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,465,645	$(20,556,846)	$(1,000,722)

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-months ended September 30,
	2020	2019
OPERATING ACTIVITIES:

Net income (loss)	$(319,728)	$471,345

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	971,274	790,563
Stock-based compensation expense	30,933	309,348
Bad debt expense	120,509	12,619
Changes in assets and liabilities:
Accounts receivable	(168,490)	(119,572)
Prepaid expenses	(31,936)	42,044
Other current assets	(42,470)	(68,182)
Deposits	(671)	(3,073)
Accounts payable, accrued and other liabilities	454,803	217,678
Deferred revenue	87,173	(82,704)
Net cash provided by operating activities	1,101,397	1,570,066

INVESTING ACTIVITIES:

Purchase of fixed assets	(111,060)	(322,124)
Purchase of intangible assets	(17,127)	-
Capitalized application software	(1,225,899)	(1,007,189)
Net cash used in investing activities	(1,354,086)	(1,329,313)

FINANCING ACTIVITIES:

Paycheck Protection Program loan	141,257	-
Repayment of finance lease obligations	(25,503)	(21,364)
Redemption of preferred stock	-	(55,000)
Net cash provided by (used) in financing activities	115,754	(76,364)

Net increase (decrease) in cash	(136,935)	164,389

Cash and equivalents, beginning of period	815,487	810,332

Cash and equivalents, end of period	$678,552	$974,721

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2020 through the filing of this report.

As of September 30, 2020, the Company has a working capital deficit of $984,771. Our current liabilities include deferred revenue of $666,516. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

Risks and Uncertainties

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic has led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. The COVID-19 pandemic has also caused some of our smaller clients to cease operations altogether resulting in an increase in bad debts from 2019. Given the dynamic nature of these circumstances, it is too early to assess the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $110,000 and $73,500 as of September 30, 2020 and December 31, 2019, respectively. Bad debt expense was $25,664 and $120,509 for the three and nine-months ended September 30, 2020, respectively. Bad debt expense was $13,395 and $12,619 for the three and nine-months ended September 30, 2019, respectively.

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3.
REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
Portfolio Management Systems
Corporate Quotestream	$1,127,941	$944,122	$3,158,076	$2,864,166
Individual Quotestream	485,392	458,338	1,379,518	1,383,196
Interactive Content & Data Application	1,527,025	1,560,712	4,598,547	4,571,275
Total revenue	$3,140,358	$2,963,172	$9,136,141	$8,818,637

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2019	$579,343
Revenue recognized in the current period from the amounts in the beginning balance	(429,616)
New deferrals, net of amounts recognized in the current period	512,066
Effects of foreign currency translation	4,723
Balance at September 30, 2020	$666,516

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

4.
RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At September 30, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At September 30, 2020, $7,500 are due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.
LEASES

We have operating leases for corporate offices and finance leases for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. We determine if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on our consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on our consolidated balance sheets.  The Company renewed its lease for office space in Vancouver, Canada as of August 1, 2020 for an additional 5 years resulting in a right of use asset and an offsetting lease liability of $507,753.

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

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019

Operating Leases

Operating lease right-of-use assets	$699,658	$328,676

Current portion of operating lease liability	$171,542	$172,049
Long-term portion of operating lease liability	520,414	167,496
Total operating lease liability	$691,956	$339,545

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	80,371	52,888
	$20,678	$48,161

Current portion of finance lease liability	19,583	33,914
Long-term portion of finance lease liability	2,777	13,949
Total finance lease liability	$22,360	$47,863

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases	4.3 years	2.9 years
Finance leases	1.0 years	1.5 years

Weighted Average Discount Rate
Operating leases	9.7%	9.3%
Finance leases	8.8%	8.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2020 (for the remainder of the year)	$64,571	$9,051
2021	213,556	12,061
2022	178,695	2,151
2023	164,374	-
2024	148,877	-
Thereafter	79,581	-
Total lease payments	849,654	23,263
Less imputed interest	(157,698)	(903)
Total	$691,956	$22,360

The components of lease expense for the three and nine-months ended September 30, 2020 and 2019 were as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
Operating lease costs:
Operating lease costs	$62,235	$38,440	$176,396	$130,463
Short-term lease costs	20,661	31,765	71,660	97,526
Total operating lease costs	$82,896	$70,205	$248,056	$227,989

Finance lease costs:
Amortization	$8,763	$8,763	$26,289	$26,289
Interest	645	1,327	2,415	4,544
Total finance lease costs	$9,408	$10,090	$28,704	$30,833

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information for the nine-months ended September 30, 2020 and 2019 related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,985	$131,803
Operating cash flows from finance leases	2,415	4,544

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	507,753	-

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

At September 30, 2020, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and nine-months ended September 30, 2020. During the three and nine-months ended September 30, 2019 2,200 shares of Series A Redeemable Convertible Preferred Stock were redeemed.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

b) Common Stock

No shares of common stock were issued during the three and nine-months ended September 30, 2020 and 2019.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine-months ended September 30, 2020 and 2019 was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019

Sales and marketing	$4,239	$99,291	$22,833	$297,873
General and administrative	2,700	2,700	8,100	8,100
Development	-	1,125	-	3,375
Stock-based compensation expense	$6,939	$103,116	$30,933	$309,348

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at September 30, 2020. No stock options or warrants to purchase common stock were granted or exercised during the three and nine-months ended September 30, 2020 and 2019.

The following table summarizes our non-vested common stock option and warrant activity for the nine-months ended September 30, 2020:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2020	5,625,000	$0.08
Vested during the period	(675,000)	$0.05
Non-vested at September 30, 2020	4,950,000	$0.09

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at September 30, 2020:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price

$0.03-0.11	26,372,803	8.6	$0.06	21,422,803	$0.05

At September 30, 2020, there was $50,208 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 2.1 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2020, the aggregate intrinsic value of options and warrants outstanding was $940,785. The aggregate intrinsic value of options and warrants exercisable was $888,535. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2020. The probability is re-evaluated each reporting period. As of September 30, 2020, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of September 30, 2020, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 27.3 years. As of September 30, 2020; 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the three and nine-months ended September 30, 2020 and 2019.

7.
EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and nine-months ended September 30, 2020 and 2019 are as follows:

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(75,305)	$155,928	$(319,728)	$471,345

Weighted average common shares used
to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Stock options and warrants to purchase
common stock	-	16,695,421	-	15,099,817
Weighted average common shares used
to calculate diluted net income per share	90,477,798	107,173,219	90,477,798	105,577,615

Net income per share – basic	$(0.00)	$0.00	$(0.00)	$0.01
Net income per share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine-months ended September 30, 2020 and 2019 are shown below:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019

Stock options and warrants to purchase
common stock	11,245,134	-	13,021,821	-
Warrants to purchase redeemable
convertible preferred stock	2,499,900	2,604,063	2,499,900	2,604,063
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Total potential common shares excluded	24,051,705	12,910,734	25,828,392	12,910,734

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

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic has led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. We are focused on maintaining a strong balance sheet and liquidity position and have been actively evaluating the potential impact of COVID-19. We have implemented certain cost control efforts to help us mitigate the impact that COVID-19 has had on our financial position and operating results. As much uncertainty still exists, and we will continue to adjust our COVID-19 response going forward as circumstances dictate.

On April 24, 2020, the Company received an $8,000 grant as part of the Economic Injury Disaster Loan (“EIDL”) program through the Small Business Administration (“SBA”), and on May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The Company anticipates that it will meet the requirements for full forgiveness for our PPP loan. See Financial Statement Note 8 – Paycheck Protection Program.

The Canadian dollar depreciated 2% when comparing average exchange rates for the nine-months ended September 30, 2020 and 2019. The exchange rate fluctuation decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the nine-months ended September 30, 2020 when compared to the same period in 2019 but had a minimal impact on our net income.

Our revenue grew 6 % and 4% when comparing the three and nine-months ended September 30, 2020 to the comparative periods in 2019. Based on clients currently under contract, and new contracts signed subsequent to September 30, 2020, we expect accelerated revenue growth for the remainder of 2020 and for 2021 despite current market conditions related to COVID-19.

Plan of Operation

For the remainder of 2020 and for 2021 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.

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

Important development projects for 2020 and 2021 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Results of Operations

Revenue

Three-months ended September 30,	2020	2019	Change ($)	Change (%)

Corporate Quotestream	$1,127,941	$944,122	$183,819	19%
Individual Quotestream	485,392	458,338	27,054	6%
Total portfolio management systems	1,613,333	1,402,460	210,873	15%

Interactive content and data applications	1,527,025	1,560,712	(33,687)	(2%)

Total subscription revenue	$3,140,358	$2,963,172	$177,186	6%

Nine-months ended September 30,	2020	2019	Change ($)	Change (%)

Corporate Quotestream	$3,158,076	$2,864,166	$293,910	10%
Individual Quotestream	1,379,518	1,383,196	(3,678)	(0%)
Total portfolio management systems	4,537,594	4,247,362	290,232	7%

Interactive content and data applications	4,598,547	4,571,275	27,272	1%

Total subscription revenue	$9,136,141	$8,818,637	$317,504	4%

Total subscription revenue increased 6% and 4% when comparing the three and nine-months ended September 30, 2020 and 2019, respectively.

Our total Portfolio Management System revenue increased by 15% and 7%, respectively, when comparing the three and nine-month periods ended September 30, 2020 and 2019.

Corporate Quotestream revenue increased 19% and 10% for the three and nine-month periods ended September 30, 2020, respectively, from the comparative periods in 2019 due to new Corporate Quotestream customers signed since the comparative periods and increases in users for existing customers.

Individual Quotestream revenue increased 6% for the three-month period ended September 30, 2020 from the comparative 2019 period but was relatively unchanged year to date versus the comparative 2019 period. The increase was due mostly to an increase in average revenue per customer.

Interactive Content and Data Application revenue decreased 2% when comparing the three-months ended September 30, 2020 and 2019, primarily due to the impact of COVID-19 as we have seen an increase in bad debts and a number of our smaller customers have temporarily suspended their services or ceased operations altogether. Interactive Content and Data Application revenue increased 1% when comparing the nine-month periods ended September 30, 2020 and 2019, mainly attributable to an increase in the average revenue per client despite a decrease in number of clients. The increase in average revenue per client results from the launch of new products such as QMod, our new proprietary Web delivery system, the expansion of our data coverage, as well as the general strengthening of our financial position, all of which have allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three-months ended September 30,	2020	2019	Change ($)	Change (%)

Cost of revenue	$1,706,476	$1,429,308	$277,168	19%
Gross profit	$1,433,882	$1,533,864	$(99,982)	(7%)
Gross margin %	46%	52%

Nine-months ended September 30,	2020	2019	Change ($)	Change (%)

Cost of revenue	$4,795,150	$4,355,110	$440,040	10%
Gross profit	$4,340,991	$4,463,527	$(122,536)	(3%)
Gross margin %	48%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Cost of revenue increased 19% and 10% when comparing the three and nine-month periods ended September 30, 2020 and 2019, respectively. The increases in cost of revenue are primarily due to increases in stock exchange fees due to increased customer usage from the comparative periods that are consistent with increases in Corporate Quotestream revenue. The increases are also due to increases in the amortization of capitalized internal-use software costs resulting from increased investment in product development and data collection.

Overall, our cost of revenue increases led to a decrease in gross margin percentage, which decreased to 46% and 48% for the three and nine-month periods ended September 30, 2020 from 52% and 51% in the comparative periods.

Operating Expenses Summary

Three-months ended September 30,	2020	2019	Change ($)	Change (%)

Sales and marketing	$552,960	$463,929	$89,031	19%
General and administrative	555,002	600,329	(45,327)	(8%)
Software development	405,703	311,028	94,675	30%
Total operating expenses	$1,513,665	$1,375,286	$138,379	10%

Nine-months ended September 30,	2020	2019	Change ($)	Change (%)

Sales and marketing	$1,602,501	$1,393,929	$208,572	15%
General and administrative	1,817,748	1,646,388	171,360	10%
Software development	1,246,722	923,218	323,504	35%
Total operating expenses	$4,666,971	$3,963,535	$703,436	18%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 19% and 15% when comparing the three and nine-month periods ended September 30, 2020 and 2019, respectively. The increases are primarily a result of additional sales personnel hired since the comparative periods. We also implemented a new marketing program in February 2020 targeted at potential new Individual Quotestream customers.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 8% and increased 10% when comparing the three and nine-month periods ended September 30, 2020 and 2019, respectively. The quarter to date decrease is mainly due to one-time recruiting fees in the comparative period. The year to date increase is primarily due to additional hiring of personnel to meet expected future growth and an increase in bad debts related to the impact of COVID-19.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 30% and 35% for the three and nine-month periods ended September 30, 2020, respectively, when compared to the same periods in 2019. The increases were mainly due to hiring additional development personnel since the comparative periods to accelerate new product development and data collection.

We capitalized $460,666 and $1,225,898 of development costs for the three and nine-month periods ended September 30, 2020, respectively, compared to $346,949 and $1,007,189 for the same periods in 2019. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years. Amortization of capitalized costs of software were $290,791 and $814,410 for the three and nine-month periods ended September 30, 2020, respectively, compared to $229,677 and $648,169 for the same periods in 2019.

Other Income and (Expense) Summary

Three-months ended September 30,	2020	2019

Foreign exchange loss	$5,930	$(543)
Interest expense	(701)	(1,349)
Total other income (expenses)	$5,229	$(1,892)

Nine-months ended September 30,	2020	2019

Foreign exchange gain (loss)	$11,887	$(21,857)
Interest expense	(3,419)	(4,533)
Total other income (expenses)	$8,468	$(26,390)

Foreign Exchange Gain (Loss)

Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars. We have a net Canadian dollar liability; therefore, we generally incur a foreign exchange gain when the Canadian dollar depreciates from the period beginning date, and a loss when the Canadian dollar appreciates. Gains and losses arising from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions are also included in foreign exchange gains and losses.

We incurred a foreign exchange gain of $5,930 for the three-months ended September 30, 2020. The Company renewed its lease for office space in Vancouver, Canada as of August 1, 2020 for an additional 5 years resulting in a right of use asset and an offsetting lease liability of $CAD681,999 ($US507,753). The remeasurement of this operating lease liability into U.S. dollars at September 30, 2020 resulted in a foreign exchange gain as the Canadian dollar depreciated 2% versus the U.S. dollar from the lease renewal date. This foreign exchange gain was offset by the foreign exchange re-measurement loss arising from the Canadian dollar appreciating 2% versus the U.S. dollar when comparing the foreign exchange rate at June 30, 2020 to the rate at September 30, 2020. We incurred a foreign exchange loss of $543 for the same quarterly period in 2019 arising from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

We incurred a foreign exchange gain of $11,887 for the nine-months ended September 30, 2020 primarily due to the foreign exchange re-measurement gain as the Canadian dollar depreciated 5% versus the U.S. dollar when comparing the foreign exchange rate at September 30, 2020 to the rate at December 31, 2019. We incurred a foreign exchange loss of $21,857 for the comparative 2019 period mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars as the Canadian dollar appreciated 2.9% versus the U.S. dollar in 2018.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $701 and $3,419 was incurred for the three and nine-month periods ended September 30, 2020, respectively, compared to $1,349 and $4,533 incurred in the same 2019 periods.

Provision for Income Taxes

For the three and nine-month periods ended September 30, 2020, the Company recorded Canadian income tax expense of $751 and $2,216, respectively, compared to $758 and $2,257 in the comparative periods in 2019.

Net Income (Loss) for the Period

As a result of the foregoing, the Company recognized net loss of $75,305 and $319,728 for the three and nine-month periods ended September 30, 2020 compared to net income of $155,928 and $471,345 for the three and nine-month periods ended September 30, 2019. Basic and diluted earnings per share were $(0.00) for the three and nine-month periods ended September 30, 2020. Basic and diluted earnings per share were $0.00 and $0.01 for the three and nine-month periods ended September 30, 2019.

Liquidity and Capital Resources

Our cash totaled $678,552 at September 30, 2020, as compared with $815,487 at December 31, 2019, a decrease of $136,935. Net cash of $1,101,397 was provided by operations for the nine-months ended September 30, 2020, primarily due to cash generated from the results of operations excluding non-cash charges and the increase in accounts payable, offset by the increase in accounts receivable and net loss. Net cash used in investing activities for the nine-months ended September 30, 2020 was $1,354,086 resulting primarily from capitalized application software costs and the purchase of new computer equipment. Cash provided by financing activities for the nine-months ended September 30, 2020 was $115,754 related to the PPP loan offset by repayment of capital lease financing.

We have a working capital deficit of $984,771 as of September 30, 2020, however current liabilities include $666,516 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2020 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three-months ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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