Form 10-K
period 2020-12-31
QUOTEMEDIA INC
filed 2021-03-26
CIK 1101433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of March 8, 2021, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2020, was $6,668,699. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC. ANNUAL REPORT ON FORM 10-KFISCAL YEAR ENDED DECEMBER 31, 2020

TABLE OF CONTENTS

Page
PART I
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

QModTM – QuoteMedia’s proprietary web delivery system, called QMod, was created for secure market data provisioning as well as ease of integration and unlimited customization and responsiveness. QMod is an extensible market data component JavaScript library used to deliver market data content to Web platforms powered by JSON back-ends. With extensibility in mind, QMod can be utilized to build custom applications on demand for clients as well as continue to improve existing and new components with ease. The resulting widgets are mobile-ready because they automatically re-size and optimize based on the type of device they are viewed on – whether a laptop, tablet, or any model of mobile phone. And, unlike competitive products, QMod is SEO friendly, providing self-generating, automatically updating content that is optimized for search engine indexing – whereas the content and associated links delivered through most competitors’ widgets are essentially invisible to search engine web crawlers.

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

Employees

We currently have a total of 85 full-time employees, with 7 located in the United States and 78 located in Canada. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2021 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A.
RISK FACTORS.

You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2020 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions, and this trend may continue into 2021. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

The success of our anticipated future growth depends upon our ability to successfully manage the growth of our proposed operations. We expect to experience significant growth in our number of employees and scope of operations. Our future success will depend upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will depend on our ability to implement adequate improvements to financial and management controls, reporting, order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees will result in increased responsibility for both existing and new management personnel. There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management and to recruit, train, and manage our employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures. Any inability to do so may have a material adverse effect on our business, results of operations, and financial condition. Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance operations. This need to manage our expenses may place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations, and financial condition may be adversely affected.

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

None.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol "QMCI." As of March 8, 2020, there were approximately 161 holders of record of our common stock. As of March 8, 2021, the closing price for our common stock was $0.19.

As of March 8, 2021, there were 125,885 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock have a redeemable value of $25 and is convertible into 83.33 shares of our common stock if the common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2020, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

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

On April 24, 2020, the Company received an $8,000 grant as part of the Economic Injury Disaster Loan (“EIDL”) program through the Small Business Administration (“SBA”). The SBA grant was recorded as other income on our consolidated statements of operations in 2020. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). On February 19, 2021, the Company received forgiveness from the SBA for its PPP loan in its entirety. The Company will recognize the forgiveness of the loan as other income on our consolidated statements of operations in 2021. See Financial Statement Note 12 – Paycheck Protection Program and Note 14 – Subsequent Events.

The Canadian dollar depreciated 1% when comparing average exchange rates for the year ended December 31, 2020 and 2019. The exchange rate fluctuation decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the year ended December 31, 2020 when compared to the same period in 2019 but had a minimal impact on our net income. In recent months, the Canadian dollar has appreciated versus the U.S. dollar, which will have a minimal impact on our net income but could have a negative impact on cashflow.

Our revenue grew 5% when comparing the year ended December 31, 2020 to the comparative 2019 period. Based on clients currently under contract, and new contracts signed subsequent to 2020, we expect accelerated revenue growth for 2021 despite current market conditions related to COVID-19.

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

Important development projects for 2021 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Revenue recognition

In accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

For the years ended December 31, 2020 and 2019, the Company capitalized $1,673,689 and $1,351,922 of costs, respectively, related to upgrades and enhancements made to existing software applications. For the years ended December 31, 2020 and 2019, amortization expenses associated with the internally developed application software was $1,125,918 and $918,902, respectively. At December 31, 2020, the remaining book value of the capitalized application software was $2,262,893

Accounting Pronouncements

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

Results of Operations

Revenue

	Years ended December 31
	2020	2019	Change ($)	Change (%)

Corporate Quotestream	$4,520,099	$3,841,722	$678,377	18%
Individual Quotestream	1,871,728	1,829,149	42,579	2%
Total Portfolio Management Systems	6,391,827	5,670,871	720,956	13%
Interactive Content and Data Applications	6,010,397	6,122,860	(112,463)	(2%)
Total Licensing Revenue	$12,402,224	$11,793,731	$608,493	5%

Total licensing revenue increased 5% when comparing the years ended December 31, 2020 and 2019. The increase is a result of a 13% increase in revenue from licensing our Portfolio Management Systems partially offset by a 2% decrease in revenue from our Interactive Content and Data Applications.

Total Portfolio Management System revenue increased by 13% when comparing the years ended December 31, 2020 and 2019, due to increases in both Corporate Quotestream and Individual Quotestream revenue. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products. We have also been able to take advantage of new opportunities arising from the economic downturn related to COVID-19 as financial sector firms are looking for more efficient and cost-effective solutions to their data and technology needs. We also believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to be permanent.

Corporate Quotestream revenue increased 18% for the year ended December 31, 2020 from the comparative period in 2019 due to new contracts signed since the comparative period and an increase in the number of subscribers for existing clients.

Individual Quotestream revenue increased 2% for the year ended December 31, 2020 from the comparative period in 2019. The increase is due to an increase in users.

Interactive Content and Data Application revenue decreased 2% for the year ended December 31, 2020 from the comparative period in 2019 due to an increase in cancellations and temporary suspensions driven by the economic hardship on some of our smaller customers related to COVID-19.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2020	2019	Change ($)	Change (%)

Cost of revenue	$6,702,321	$5,781,756	$920,565	16%

Gross profit	$5,699,903	$6,011,975	$(312,072)	(5%)

Gross margin %	46%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

We launched a major growth initiative in 2020, investing in infrastructure, new product development, data collection, and the expansion of our global market coverage. As a result, our cost of revenue increased 16% for the year ended December 31, 2020 from the comparative period in 2019. We incurred increased stock exchange fees related to increased usage and new market data added in 2020, and a $207,016 increase in amortization expense associated with internally developed application software.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 46% in 2020 from 51% in 2019. Our gross margins have also been impacted by our revenue mix, as our Portfolio Management System revenue has been growing at a higher rate than our Interactive Content revenue which typically has higher gross margins.

Operating Expenses Summary

	Years ended December 31
	2020	2019	Change ($)	Change (%)

Sales and marketing	$2,214,815	$1,879,404	$335,411	18%
General and administrative	2,479,037	2,279,861	199,176	9%
Software development	1,649,765	1,253,055	396,711	32%
Total operating expenses	$6,343,617	$5,412,320	$931,297	17%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 18% when comparing the years ended December 31, 2020 and 2019 mainly due to an increase in salaries from personnel added during the period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative increased 9% when comparing the years ended December 31, 2020 and 2019. Increase was due to increases in salary and health benefits as we added new personnel in 2020, and an increase in bad debts primarily due to the impacts of COVID-19.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 32% for the year ended December 31, 2020 when compared to fiscal 2019. This increase was mainly due to hiring additional development personnel required to expand our product lines and improve our infrastructure.

We capitalized $1,673,688 of development costs for the year ended December 31, 2020, compared to $1,351,922 in 2019. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2020	2019

Foreign exchange loss	$(3,791)	$(31,385)
Interest expense	(4,582)	(6,259)
Other income	8,000	-
Total other income and (expenses)	$(373)	$(37,644)

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

We incurred a foreign exchange loss of $3,791 for the year ended December 31, 2020 mainly attributable to the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars, as the Canadian dollar appreciated 2% versus the U.S. dollar when comparing the foreign exchange rates at December 31, 2020 to the rate at December 31, 2019.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $4,582 was incurred for the year ended December 31, 2020, compared to $6,259 incurred for the year ended December 31, 2019.

Provision for Income Taxes

In 2020, the Company recorded Canadian income tax expense of $2,237, compared to a Canadian income tax expense of $3,014 in 2019.

Net Income (loss) for the Period

As a result of the foregoing, net loss for the year ended December 31, 2020 was $646,324 compared to net income of $558,997 for the year ended December 31, 2019. The loss in 2020 was a result of the increased spending due to our expansion initiatives and the impact of COVID-19 which slowed our revenue growth. Basic earnings (loss) per share was $(0.01) and $0.01 for the years ended December 31, 2020 and 2019, respectively. Diluted earnings per share was $(0.01) and $0.00 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Our cash totaled $417,910 at December 31, 2020, as compared with $815,487 at December 31, 2019, a decrease of $397,577. Net cash of $1,327,979 was provided by operations for the year ended December 31, 2020, primarily due to the net loss during the period adjusted for non-cash charges and an increase in accounts payable. Net cash used in investing activities for the year ended December 31, 2020 was $1,825,009 resulting primarily from capitalized application software costs. Cash provided by financing activities for the year ended December 31, 2020 was $99,453 due to the Paycheck Protection Program loan.

Our current liabilities include $544,902 in deferred revenue. The expected costs necessary to realize the deferred revenue in 2021 are minimal. Our long-term liabilities include our $133,257 Paycheck Protection Program loan which was forgiven on February 19, 2021. Also, if circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.
OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	78	Chairman of the Board

Keith J. Randall	54	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	53	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

Robert J. Thompson has served as our Chairman of the Board since February 2000. Mr. Thompson is also a director of several privately-owned corporations. Formerly, Mr. Thompson was Chairman of the Board of C.M. Oliver Inc., a Canadian regulated, publicly traded investment broker/dealer involved in investment banking activities throughout North America and in Europe. For almost 30 years prior, Mr. Thompson practiced as a Chartered Professional Accountant and Certified Management Consultant. He was a Partner of KPMG LLP (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.) and Ernst & Whinney. He withdrew from public practice after serving as the National Partner in Charge of the Senior Management Services Division of KPMG.

Keith J. Randall has served as our Vice President, Treasurer, and Chief Financial Officer since September 1999 and Secretary since July 2000. Mr. Randall served as Vice President and Chief Financial Officer of Datawest Solutions, Inc. (formerly C.M. Oliver, Inc.) from August 1999 until March 2000. From August 1998 until August 1999, Mr. Randall served as Controller of C.M. Oliver & Company Ltd., a publicly held Canadian corporation offering brokerage/financial planning and investment banking services. Mr. Randall is a licensed Chartered Professional Accountant in Canada and a Certified Public Accountant in the United States. He received a Bachelor of Commerce degree with Honors from Queen's University in May 1991. Effective March 31, 2018, the Board appointed Mr. Randall as President, Chief Executive Officer, and Director. Mr. Randall retained his role as Treasurer and Chief Financial Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2020, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11.
EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2020 and 2019 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2020	$185,000	-	-	-	$185,000
Chief Executive Officer & CFO,	2019	$162,000	-	-	-	$162,000
QuoteMedia, Inc.

David M. Shworan (4)	2020	$350,000	$50,000	-	-	$400,000
Chief Executive Officer,	2019	-	-	$360,000	-	$360,000
QuoteMedia, Ltd.

(1)
Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)
The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)
Mr. Randall is our Chief Financial Officer, and effective March 31, 2018, was also appointed Chief Executive Officer, and Director. Mr. Randall has retained his role as Chief Financial Officer and will serve as both “Principal Executive Officer” and “Principal Financial and Accounting Officer”.
(4)
Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. On December 28, 2017, the Company entered into a Compensation Agreement with Mr. Shworan, pursuant to which, among other things, Mr. Shworan acknowledged and agreed that he has received from the Company all compensation to which he is entitled for services provided to the Company through the December 28, 2017 transaction date. Also pursuant to the Compensation Agreement, Mr. Shworan is granted 1,250 warrants per month to purchase shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of a cash salary. A total of $360,000 of stock-based compensation expense was recognized in 2019. See Financial Statement Note 9 (c). Effective January 1, 2020, Mr. Shworan was paid a base salary of $350,000 and was awarded a bonus of $50,000 in December 2020 which was accrued but unpaid as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Common Stock Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025
	1,250,000	2,750,000	$0.100	28-Dec-2037

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	100,000	-	$0.035	26-Oct-2027

	Number of Securities Underlying Unexercised Preferred Stock Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	1,250	-	$1.00	28-Dec-2047
	15,000	-	$1.00	01-Jan-2048
	15,000	-	$1.00	01-Jan-2049
	-	382,243	$1.00	28-Dec-2037

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2020. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2020, computed in accordance with FASB ASC 718, Stock Compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$120,000	-	-	$120,000

The Chairman of the Board, Robert J. Thompson, currently receives a monthly retainer of $10,000. Directors who are also employees do not receive additional cash compensation for service on our Board of Directors. All directors receive a grant of 200,000 options to purchase shares of common stock upon joining our Board of Directors, which are vested on the date of grant. From time to time, we grant to our directors options or warrants to purchase additional shares of common stock.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 8, 2021 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	41,401,800	40.1%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	43,806,062	41.9%

5% Stockholders (6)	12,247,400	13.5%

 (1)
Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)
The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 8, 2021. The numbers and percentages shown include the shares of common stock actually owned as of March 8, 2021 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 8, 2021 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Represents the following:

●
   10,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to acquire directly 8,850,000 shares of common stock

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

(6)
Represents 5,959,373 shares of our common stock owned by CMG Family Irrevocable Trust and 6,288,027 shares of our common stock owned by Sue E. Guelpa Trust.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2020.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2020, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2020, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2020, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 5,320,000 options outstanding under the 2003 plan.

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. At December 31, 2020, there was $7,500 due to Bravenet related to this agreement. David M. Shworan is a control person of Bravenet. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by Nasdaq.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2020 and 2019 by Moss Adams LLP, our principal accountants, are as follows:

	2020	2019

Audit Fees	$104,515	$106,550
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

All services provided by Moss Adams LLP described above under the captions “Audit Fees” were approved by our Audit Committee.

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

  (3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.4	Amended 1999 Equity Incentive Compensation Plan (2)
10.7	2003 Equity Incentive Compensation Plan (1)
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

QUOTEMEDIA, INC.

Date: March 26, 2021	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson Robert J. Thompson	Chairman of the Board	March 26, 2021

/s/ David M. Shworan David M. Shworan	Director	March 26, 2021

/s/ Keith J. Randall Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)	March 26, 2021

QuoteMedia, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Quotemedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized Software Development Costs

As described in Note 6 to the consolidated financial statements, the Company capitalizes certain development costs that relate to internal-use software incurred during the application development stage. These costs may be related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $2.3 million as of December 31, 2020. The Company capitalized $1.7 million of internal-use software development costs during the year ended December 31, 2020.

The principal consideration for our determination that capitalized internal-use software development costs is a critical audit matter is the degree of subjectivity involved in management’s assessment of which projects met the capitalization criteria, stage of development and nature of costs that qualify for capitalization. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to management’s process of identifying projects and the stage of development and related development activities within those projects that qualify for capitalization in accordance with the applicable accounting standards.

The primary procedures we performed to address this critical audit matter included:

●
Obtaining an understanding of the Company’s process to identify development projects and development costs qualifying for capitalization
●
Evaluating management’s listing of active development projects by reviewing project reports and discussions with development personnel
●
Sampling the Company’s capitalized costs and validating the nature of the activities performed and time devoted to capitalizable activities with individual software developers and project managers
●
Inspecting underlying payroll data to evaluate the hourly rates used for cost capitalization

/s/ Moss Adams LLP

Phoenix, Arizona
March 26, 2021

We have served as the Company’s auditor since 2017.

QUOTEMEDIA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$417,910	$815,487
Accounts receivable, net	698,334	680,759
Prepaid expenses	108,477	103,093
Other current assets	113,826	47,793
Total current assets	1,338,547	1,647,132

Deposits	15,886	16,084
Property and equipment, net	2,755,537	2,273,087
Goodwill	110,000	110,000
Intangible assets	61,914	51,265
Operating lease right-of-use assets	671,402	328,676

Total assets	$4,953,286	$4,426,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,026,741	$1,286,340
Deferred revenue	544,902	579,343
Current portion of operating lease liabilities	164,843	172,049
Current portion of finance lease liabilities	11,951	33,914
Total current liabilities	2,748,437	2,071,646

Paycheck Protection Program loan (Note 12)	133,257	-
Long-term portion of operating lease liabilities	504,783	167,496
Long-term portion of finance lease liabilities	2,108	13,949

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at December 31, 2020 and December 31, 2019	2,983,857	2,983,857

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized, 550,000 shares designated	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at December 31, 2020 and December 31, 2019, respectively	90,479	90,479
Additional paid-in capital	19,605,883	19,568,011
Accumulated deficit	(21,115,518)	(20,469,194)
Total stockholders’ deficit	(1,419,156)	(810,704)

Total liabilities and stockholders’ deficit	$4,953,286	$4,426,244

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the years ended December 31,

	2020	2019

REVENUE	$12,402,224	$11,793,731

COST OF REVENUE	6,702,321	5,781,756

GROSS PROFIT	5,699,903	6,011,975

OPERATING EXPENSES

Sales and marketing	2,214,815	1,879,404
General and administrative	2,479,037	2,279,861
Software development	1,649,765	1,253,055
	6,343,617	5,412,320

OPERATING PROFIT (LOSS)	(643,714)	599,655

OTHER INCOME (EXPENSES), NET

Foreign exchange loss	(3,791)	(31,385)
Interest expense	(4,582)	(6,259)
Other income	8,000	-
	(373)	(37,644)

INCOME (LOSS) BEFORE INCOME TAXES	(644,087)	562,011

Income tax expense	(2,237)	(3,014)

NET INCOME (LOSS)	$(646,324)	$558,997

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$(0.01)	$0.01
Diluted earnings (loss) per share	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	90,477,798	118,745,576

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2020 and 2019

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2019	125,885	$3,037,952	90,477,798	$90,479	$19,157,202	$(21,028,191)	$(1,780,510)

Preferred shares issued (redeemed)	(2,200)	(54,095)			(905)		(905)

Stock-based compensation					411,714		411,714

Net income						558,997	558,997

Balance, December 31, 2019	123,685	2,983,857	90,477,798	90,479	19,568,011	(20,469,194)	(810,704)

Stock-based compensation					37,872		37,872

Net loss						(646,324)	(646,324)

Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,605,883	$(21,115,518)	$(1,419,156)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the years ended December 31,

	2020	2019
OPERATING ACTIVITIES:

Net income (loss)	$(646,324)	$558,997

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,331,910	1,113,129
Stock-based compensation expense	37,872	411,714
Changes in assets and liabilities:
Accounts receivable	(17,575)	(142,678)
Prepaid expenses	(5,384)	29,263
Other current assets	(66,033)	123,121
Deposits	198	(745)
Accounts payable, accrued and other liabilities	727,756	(197,855)
Deferred revenue	(34,441)	(128,537)
Net cash provided by operating activities	1,327,979	1,766,409

INVESTING ACTIVITIES:

Purchase of fixed assets	(134,193)	(325,655)
Purchase of intangible assets	(17,127)	-
Capitalized application software	(1,673,689)	(1,351,922)
Net cash used in investing activities	(1,825,009)	(1,677,577)

FINANCING ACTIVITIES:

Proceeds from Paycheck Protection Program loan	133,257	-
Repayment of finance lease obligations	(33,804)	(28,677)
Redemption of preferred stock	-	(55,000)
Net cash provided by (used in) financing activities	99,453	(83,677)

Net increase (decrease) in cash and cash equivalents	(397,577)	5,155

Cash and cash equivalents, beginning of period	815,487	810,332

Cash and cash equivalents, end of period	$417,910	$815,487

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts and related bad debt expense increased in the year ended December 31, 2020 due to increased risk of the impact of COVID as some customers altered their payment pattern during the pandemic. The allowance for doubtful accounts was $175,000 and $80,000 at December 31, 2020 and 2019, respectively. Bad debt expense for the years ended December 31, 2020 and 2019 were $203,257 and $43,689, respectively.

f) Property and equipment

Fixed assets are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. There were no fixed assets retired during the year ended December 31, 2020. We retired fixed assets with original costs totaling $199,021 during the year ended December 31, 2019. The Company received no proceeds for the fixed assets retired during the year ended December 31, 2019. The fixed assets retired were fully depreciated therefore no gains or losses were recognized.

Capitalized software development include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2020 and 2019.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share considers shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options and redeemable convertible preferred stock outstanding). The effect of a stock split or reverse split is applied retroactively to preceding periods.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h) Income taxes

Income taxes are provided in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carryforwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. The Company recorded Canadian income tax expense of $2,237 and $3,014 for the years ended December 31, 2020 and 2019, respectively (see Note 8).

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

j) Software development expenses

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications. The Company expensed $1,649,765 and $1,253,055 in software development costs during the years ended December 31, 2020 and 2019, respectively (see Note 6).

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n) Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

Not Yet Adopted

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. LIQUIDITY

The Company had a net loss of $646,324 for the year ended December 31, 2020 and net cash of $1,327,979 was provided by operating activities, and although we have a working capital deficit of $1,409,890 as of December 31, 2020, current liabilities include $544,902 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2020 are minimal. Long-term liabilities also include our Paycheck Protection Program loan (see Notes 12) that was forgiven on February 19, 2021 (see Note 14).

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following for the years ended December 31,:

	2020	2019

Portfolio Management Systems
Corporate Quotestream	$4,520,099	$3,841,722
Individual Quotestream	1,871,728	1,829,149
Interactive Content & Data Applications	6,010,397	6,122,860
Total revenue	$12,402,224	$11,793,731

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2019	$579,343
Revenue recognized in the current period from the amounts in the beginning balance	(467,066)
New deferrals, net of amounts recognized in the current period	423,561
Effects of foreign currency translation	9,064
Balance at December 31, 2020	$544,902

4. RELATED PARTIES
The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. At December 31, 2020, there was $7,500 due to Bravenet related to this agreement. David M. Shworan is a control person of Bravenet. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases at December 31, was as follows:

	2020	2019

Operating Leases

Operating lease right-of-use assets	$671,402	$328,676

Current portion of operating lease liability	$164,843	$172,049
Long-term portion of operating lease liability	504,783	167,496
Total operating lease liability	$669,626	$339,545

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	85,936	52,888
Computer equipment on financing lease, net	$15,113	$48,161

Current portion of finance lease liability	11,951	33,914
Long-term portion of finance lease liability	2,108	13,949
Total finance lease liability	$14,059	$47,863

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019

Weighted Average Remaining Lease Term
Operating leases	4.1 years	2.9 years
Finance leases	0.9 years	1.5 years

Weighted Average Discount Rate
Operating leases	9.7%	9.3%
Finance leases	8.8%	8.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2021	$221,849	$12,387
2022	185,402	2,151
2023	171,075	-
2024	155,531	-
2025	83,139	-
Total lease payments	816,996	14,538
Less imputed interest	(147,370)	(479)
Total	$669,626	$14,059

The components of lease expense for the years ended December 31,were as follows:

	2020	2019
Operating lease costs:
Operating lease costs	$241,421	$184,634
Short-term lease costs	93,530	125,430
Total operating lease costs	$334,951	$310,064

Finance lease costs:
Amortization	$31,855	$35,053
Interest	2,926	5,795
Total finance lease cost	$34,781	$40,848

Supplemental cash flow information related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$241,858	$190,719
Operating cash flows from finance leases	2,926	5,795
Financing cash flows from finance leases	34,258	31,015

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	507,753	207,034

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT

At December 31:

	2020	2019

Computer equipment	$1,237,396	$1,104,845
Office furniture and equipment	25,387	25,387
Leasehold improvements	13,651	12,009
Capitalized application software	11,273,884	9,600,195
Total property and equipment	12,550,318	10,742,436
Less: accumulated depreciation and amortization	(9,794,781)	(8,469,349)
Property and equipment, net	$2,755,537	$2,273,087

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease
Capitalized application software	3 years

For the years ended December 31, 2020 and 2019, the Company capitalized $1,673,689 and $1,351,922 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2020 and 2019, amortization expenses associated with the internally developed application software was $1,125,918 and $918,902, respectively. At December 31, 2020, the remaining book value of the capitalized application software was $2,262,893.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2020 and 2019 was $199,513 and $188,463, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

At December 31:	2020	2019

Intangible assets:
Software licenses	$121,845	$104,718
Domain names	10,570	10,570
	132,415	115,288
Less: accumulated amortization	(70,501)	(64,023)
Total intangible assets, net	$61,914	$51,265

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $6,478 and $5,764 for the years ended December 31, 2020 and 2019, respectively.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2021	$6,621
2022	6,621
2023	6,621
2024	6,621
2025	6,621
Thereafter	28,809
Total	$61,914

Goodwill is reported as an indefinite life intangible asset. We evaluate goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill. Through December 31, 2020 we have not had any goodwill impairment.

8. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Tax provision (benefit) at the statutory rate of 21%	$(136,209)	$116,746
State income taxes, net of federal income tax	(25,108)	17,012
Stock-based compensation	7,953	86,460
Change in federal NOL	(2,846)	(1,090)
Change in valuation allowance	165,505	(243,588)
Change in other items	(9,296)	24,460
State income tax expense (benefit)	51	50
Canadian income tax expense (benefit)	2,237	3,014
Income tax expense	$2,287	$3,064

In 2020, the Company recorded Arizona income tax expense of $51 and Canadian income tax expense of $2,237. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $11,462,000 and $2,626,000 which expire in varying amounts through the year 2040.

The components of our deferred tax asset (liabilities) at December 31, 2020 and 2019 are as follows:

	2020	2019
Tax effect of net operating loss carryforward	$2,509,000	$2,235,000
Property & equipment	5,000	4,000
Intangibles	(552,000)	(420,000)
Other	42,000	19,000
Less valuation allowance	(2,004,000)	(1,838,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $166,000 for the year ended December 31, 2020. This is primarily due to the increase of federal and state net operating losses.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2017-2020) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

At December 31, 2020, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued, and no shares were redeemed during the year ended December 31, 2020. No shares of Series A Redeemable Convertible Preferred Stock were issued, and 2,200 shares were redeemed during the year ended December 31, 2019. The shares were redeemed at their $25 per share liquidation value.

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

b) Common Stock

No shares of common stock were issued during the years ended December 31, 2020 and 2019.

c) Stock Options and Warrants

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2020, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2020, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 5,320,000 options outstanding under the 2003 plan.

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

Total estimated stock-based compensation expense, related to all the Company’s stock-based awards was comprised as follows:

	2020	2019

Sales and marketing	$27,072	$397,164
General and administrative	10,800	10,800
Development	-	3,750
Stock based compensation expense	$37,872	$411,714

Common Stock Options and Warrants

There were 26,372,803 common stock warrants and options outstanding at December 31, 2020. No stock options or warrants to purchase common stock were granted or exercised for the years ended December 31, 2020 and 2019.

The following table summarizes our non-vested common stock option and warrant activity for the years ended December 31, 2020 and 2019:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2019	6,225,000	$0.08
Vested during the period	(600,000)	$0.05
Non-vested at December 31, 2019	5,625,000	$0.08
Vested during the period	(1,925,000)	$0.08
Non-vested at December 31, 2020	3,700,000	$0.08

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2020:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2020	Life (Years)	Price	2020	Price

$0.03-0.11	26,372,803	8.4	$0.06	22,672,803	$0.05

The number of options and warrants that have vested and are expected to vest at December 31, 2020 is 26,372,803.

At December 31, 2020, there was $43,269 of unrecognized compensation cost related to non-vested options granted to purchase common stock which is expected to be recognized over a weighted-average period of 1.7 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2020, the aggregate intrinsic value of options and warrants outstanding was $4,025,522. The aggregate intrinsic value of options and warrants exercisable was $3,556,772. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Warrants

On December 28, 2017, the Company entered into a Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., pursuant to which, in lieu of receiving a cash salary the Company will issue to Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”). In accordance with the Compensation Agreement, on January 1, 2019 the Company issued Mr. Shworan warrants to purchase up to 15,000 shares of Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share. A total of $360,000 of stock-based compensation expense was recognized related to the Compensation Preferred Stock Warrants for the year ended December 31, 2019.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of December 31, 2020. The probability is re-evaluated each reporting period. As of December 31, 2020, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

The following table represents total preferred stock warrant activity for the years ended December 31, 2020 and 2019:

	Preferred Stock Warrants	Weighted-Average Exercise Price

Outstanding at January 1, 2019	398,493	$1.00
Granted during the period	15,000	$1.00
Outstanding at December 31, 2019	413,493	$1.00
Granted during the period	-	-
Outstanding at December 31, 2020	413,493	$1.00

As of December 31, 2020, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 27 years. As of December 31, 2020, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2020 and 2019.

10. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2020 and 2019 are as follows:

	2020	2019

Net income (loss)	$(646,324)	$558,997

Weighted average common shares used to calculate net income (loss) per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671
Stock options and warrants to purchase common stock	-	15,461,207
Weighted average common shares used to calculate diluted net income (loss) per share	90,477,798	118,745,576

Net income (loss) per share – basic	$(0.01)	$0.01
Net income (loss) per share – diluted	$(0.01)	$0.00

QUOTEMEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the year ended December 31, 2020 and 2019 are shown below:

	2020	2019

Warrants to purchase redeemable convertible preferred stock	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-
Stock options and warrants to purchase common stock	12,696,569	-
Total potential common shares excluded	25,503,140	-

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2020	2019
Cash paid for
Interest	$4,614	$6,314

SBA grant (see Note 12)	$8,000	-

The non-cash amounts related to right-of-use assets obtained in exchange for lease obligations are noted below for the years ended December 31,2020 and 2019:

	2020	2019

Right-of-use assets obtained in exchange for lease obligations	$507,753	$207,034

There were no non-cash amounts related to the purchase of fixed assets under finance leases for the years ended December 31, 2020 and 2019.

12. PAYCHECK PROTECTION PROGRAM

On April 24, 2020, the Company received an $8,000 grant as part of the Economic Injury Disaster Loan (“EIDL”) program through the Small Business Administration (“SBA”). The SBA grant was recorded as other income on our consolidated statements of operations in 2020. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of forgiveness will be reduced if the borrower terminates employees or reduces salaries during the twenty-four-week period. EIDL grants received are also deducted from the forgivable portion of PPP loans. The unforgiven portion of the PPP proceeds will be payable over two years at an interest rate of 1%, with a deferral of payments for the first six-months after the covered period. The Company is accounting for the PPP loan in accordance with ASC 470, Debt. The PPP loan was forgiven on February 19, 2021 (see Note 14).

13. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2020 and 2019, revenue from Canada accounted for approximately 30% and 31% of total revenue, respectively.

14. SUBSEQUENT EVENTS

On February 19, 2021, the Company received notice of forgiveness from the SBA for its PPP loan in its entirety. The Company will recognize the forgiveness of the loan as other income on our consolidated statements of operations in 2021.

The Company has evaluated events up to the filing date of these consolidated financial statements and determined there are no other subsequent event activity required disclosure.