Form 10-Q
period 2021-03-31
QUOTEMEDIA INC
filed 2021-05-13
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

The Registrant has 90,477,798 shares of common stock outstanding as at May 3, 2021.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2021

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2021 and 2020	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 6.	Exhibits	22

Signatures		23

PART I-FINANCIAL INFORMATION

 Item 1.    Financial Statements

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$815,499	$417,910
Accounts receivable, net	493,160	698,334
Prepaid expenses	205,616	108,477
Other current assets	38,762	113,826
Total current assets	1,553,037	1,338,547

Deposits	16,094	15,886
Property and equipment, net	2,929,832	2,755,537
Goodwill	110,000	110,000
Intangible assets	70,196	61,914
Operating lease right-of-use assets	642,470	671,402

Total assets	$5,321,629	$4,953,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,552,890	$2,026,741
Deferred revenue	541,862	544,902
Current portion of operating lease liabilities	151,379	164,843
Current portion of finance lease liabilities	4,560	11,951
Total current liabilities	3,250,691	2,748,437

Paycheck Protection Program loan (Note 8)	-	133,257
Long-term portion of operating lease liabilities	474,785	504,783
Long-term portion of finance lease liabilities	1,426	2,108

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at March 31, 2021 and December 31, 2020	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at March 31, 2021 and December 31, 2020	90,479	90,479
Additional paid-in capital	19,612,822	19,605,883
Accumulated deficit	(21,092,431)	(21,115,518)
Total stockholders’ deficit	(1,389,130)	(1,419,156)

Total liabilities and stockholders’ deficit	$5,321,629	$4,953,286

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2021	2020

REVENUE	$3,606,218	$2,966,584

COST OF REVENUE	2,063,640	1,499,484

GROSS PROFIT	1,542,578	1,467,100

OPERATING EXPENSES

Sales and marketing	638,864	517,480
General and administrative	607,240	650,053
Software development	407,288	425,827
	1,653,392	1,593,360

OPERATING LOSS	(110,814)	(126,260)

OTHER INCOME (EXPENSES)

Foreign exchange gain	2,448	11,206
Interest expense	(1,008)	(1,527)
Other income (Note 8)	133,257	-
	134,697	9,679

INCOME (LOSS) BEFORE INCOME TAXES	23,883	(116,581)

Income tax expense	(796)	(744)

NET INCOME (LOSS)	$23,087	$(117,325)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	119,810,697	90,477,798

QUOTEMEDIA, INC.
CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,605,883	$(21,115,518)	$(1,419,156)

Stock-based compensation					6,939		6,939

Net income						23,087	23,087

Balance, March 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,612,822	$(21,092,431)	$(1,389,130)

	Series A Redeemable Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation					11,991		11,991

Net loss						(117,325)	(117,325)

Balance, March 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,580,002	$(20,586,519)	$(916,038)

QUOTEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES:

Net income (loss)	$23,087	$(117,325)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	347,788	305,757
Stock-based compensation expense	6,939	11,991
Gain on forgiveness of PPP loan (Note 8)	(133,257)	-
Changes in assets and liabilities:
Accounts receivable	205,174	(19,899)
Prepaid expenses	(97,139)	13,118
Other current assets	75,064	(2,824)
Deposits	(208)	(106)
Accounts payable, accrued and other liabilities	511,619	185,093
Deferred revenue	(3,040)	7,670
Net cash provided by operating activities	936,027	383,475

INVESTING ACTIVITIES:

Purchase of fixed assets	(31,059)	(33,292)
Purchase of intangible assets	(9,999)	(17,128)
Capitalized application software	(489,307)	(335,548)
Net cash used in investing activities	(530,365)	(385,968)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	(8,073)	(10,216)
Net cash used in financing activities	(8,073)	(10,216)

Net increase (decrease) in cash	397,589	(12,709)

Cash and equivalents, beginning of period	417,910	815,487

Cash and equivalents, end of period	$815,499	$802,778

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2021 through the filing of this report.

As of March 31, 2021, the Company has a working capital deficit of $1,697,654. Our current liabilities include deferred revenue of $541,862. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2020 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 26, 2021.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $175,000 as of March 31, 2021 and December 31, 2020. Bad debt expense was $19,822 and $70,931 for the three months ended March 31, 2021 and 2020, respectively.

e) Accounting Pronouncements

Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this Topic 740 on January 1, 2021. The adoption of the new tax standard did not have a material effect on our consolidated financial statements.

Not Yet Adopted

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

3.
REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended March 31,
	2021	2020
Portfolio Management Systems:
Corporate Quotestream	$1,454,072	$976,917
Individual Quotestream	562,787	438,634
Interactive Content and Data Applications	1,589,359	1,551,033
Total revenue	$3,606,218	$2,966,584

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$544,902
Revenue recognized in the current period from the amounts in the beginning balance	(219,903)
New deferrals, net of amounts recognized in the current period	217,232
Effects of foreign currency translation	(369)
Balance at March 31, 2021	$541,862

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

4.
RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2016 for approximately $7,365 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At March 31, 2021 and December 31, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At March 31, 2021 and December 31,2020, there was $6,500 and $7,500, respectively, due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020

Operating Leases

Operating lease right-of-use assets	$642,470	$671,402

Current portion of operating lease liability	$151,379	$164,843
Long-term portion of operating lease liability	474,785	504,783
Total operating lease liability	$626,164	$669,626

Finance Leases

Computer equipment on financing lease	$101,049	$101,049
Less: accumulated depreciation	96,531	85,936
Property and equipment, net	$4,518	$15,113

Current portion of finance lease liability	4,560	11,951
Long-term portion of finance lease liability	1,426	2,108
Total finance lease liability	$5,986	$14,059

	March 31, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases	4.0 years	4.1 years
Finance leases	1.2 years	0.9 years
Weighted Average Discount Rate
Operating leases	9.7%	9.7%
Finance leases	8.2%	8.8%

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2021 (excluding the three months ended March 31, 2021)	$156,583	$4,073
2022	187,609	2,157
2023	173,279	-
2024	157,721	-
2025	84,310	-
Total lease payments	759,502	6,230
Less imputed interest	(133,338)	(244)
Total	$626,164	$5,986

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
Operating lease costs:
Operating lease costs	$65,627	$56,956
Short-term lease costs	22,403	25,499
Total operating lease costs	$88,030	$82,455

Finance lease costs:
Amortization	$10,595	$8,763
Interest	142	949
Total finance lease cost	$10,737	$9,712

Supplemental cash flow information for the three months ended March 31, 2021 and 2020 related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,563	$54,774
Operating cash flows from finance leases	142	949

There were no additional right of use assets obtained in exchange for lease obligations for the three months ended March 31, 2021 and 2020.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.
REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

a) Redeemable Convertible Preferred Stock

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s Preferred Stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights.

At March 31, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three months ended March 31, 2021 and 2020.

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

In addition, 1,000 Series A Redeemable Convertible Preferred Stock may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000.

In accordance with ASC 480-10-S99, because a limited number of Series A Redeemable Convertible Preferred Stock may be redeemed at the holder’s option if the above criteria are met, it was classified as mezzanine equity and not permanent equity.

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

b) Common stock

No shares of common stock were issued during the three months ended March 31, 2021 and 2020.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2021 and 2020 was comprised as follows:

	Three months ended March 31,
	2021	2020

Sales and marketing	$4,239	$9,291
General and administrative	2,700	2,700
Total stock-based compensation expense	$6,939	$11,991

Common Stock Options and Warrants

The following table summarizes our common stock option and warrant activity for the three months ended March 31, 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at January 1, 2021	26,372,803	$0.06
Forfeited during the period	(600,000)	$0.04
Outstanding at March 31, 2021	25,772,803	$0.06

The following table summarizes our non-vested common stock option and warrant activity for the three months ended March 31, 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2021	3,700,000	$0.08
Vested during the period	(425,000)	$0.04
Non-vested at March 31, 2021	3,275,000	$0.09

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at March 31, 2021:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	25,772,803	8.2	$0.06	22,497,803	$0.05

At March 31, 2021, there was $20,817 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 1.6 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2021, the aggregate intrinsic value of options and warrants outstanding was $4,075,659. The aggregate intrinsic value of options and warrants exercisable was $3,661,634. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

Preferred Stock Warrants

Pursuant to the December 28, 2017 Compensation Agreement with David M. Shworan, the President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of Quotemedia, Inc., the Company issued Mr. Shworan warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants”) in lieu of a cash salary. From the period December 28, 2017 to December 31, 2019 the Company issued a total of 31,250 Compensation Preferred Stock Warrants at an exercise price equal to $1.00 per share.

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2021. The probability is re-evaluated each reporting period. As of March 31, 2021, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of March 31, 2021, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 26.8 years. As of March 31, 2021, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the three months ended March 31, 2021 and 2020.

QUOTEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.
EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020

Net income (loss)	$23,087	$(117,325)

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-
Stock options and warrants to purchase common stock	16,526,328	-
Weighted average common shares used to calculate diluted net income per share	119,810,697	90,477,798

Net income (loss) per share – basic	$0.00	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three months ended March 31, 2021 and 2020 are shown below:

	Three months ended March 31,
	2021	2020

Warrants to purchase redeemable convertible preferred stock	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671
Stock options and warrants to purchase common stock	-	14,751,112
Total potential common shares excluded	-	27,557,683

8.
PAYCHECK PROTECTION PROGRAM

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP loan was forgiven in its entirety on February 19, 2021. In accordance with ASC 470, Debt, the forgiveness of the loan was recognized as other income on our consolidated statements of operations.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission.

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

Business Environment and Trends

The global financial markets experienced extreme volatility and disruption over the past year due to COVID-19 pandemic. While global financial markets are recovering, risk still exists therefore we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. In Canada, our employees are subject to restrictions on their physical movements therefore most of our workforce in Canada continue to work remotely.

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic has led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. While the impact of COVID-19 appears to be diminishing, we are focused on maintaining a strong balance sheet and liquidity position and will continue to closely monitor the potential impact of COVID-19 and adjust our response going forward as circumstances dictate.

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). On February 19, 2021, the Company received forgiveness from the SBA for its PPP loan in its entirety. The Company recognized the forgiveness of the loan as other income on our consolidated statements of operations. See Financial Statement Note 8 – Paycheck Protection Program.

Our revenue grew 22% when comparing the quarter ended March 31, 2021 to the comparative 2020 period. Based on clients currently under contract, we expect to maintain similar revenue growth for the remainder of 2021.

Plan of Operation

For the remainder of 2021 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.

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

Important development projects for the remainder of 2021 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Critical Accounting Policies and Estimates

In the 2020 Annual Report, we disclose our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31,2020 that are not included in Note 3 of the accompanying consolidated financial statements for the three months ended March 31, 2021. Readers are encouraged to read the 2020 Annual Report in conjunction

Results of Operations

Revenue

Three months ended March 31,	2021	2020	Change ($)	Change (%)

Corporate Quotestream	$1,454,072	$976,917	$477,155	49%
Individual Quotestream	562,787	438,634	124,153	28%
Total portfolio management systems	2,016,859	1,415,551	601,308	42%

Interactive content and data applications	1,589,359	1,551,033	38,326	2%

Total subscription revenue	$3,606,218	$2,966,584	$639,634	22%

Total subscription revenue increased 22% when comparing the three months ended March 31, 2021 and 2020.

Our total Portfolio Management System revenue increased by 42% when comparing the three months ended March 31, 2021 and 2020, due to increases in both Corporate Quotestream and Individual Quotestream revenue.

Corporate Quotestream revenue increased 49% for the three months ended March 31, 2021 from the comparative period in 2020 primarily due to new contracts signed since the comparative period and an increase in the number of subscribers for existing clients. The increase is attributable in part to improvements and upgrades made to our Portfolio Management products as the additional data offerings and improved functionality have contributed to the increase in our average revenue per customer. We have also been able to take advantage of new opportunities arising from the economic downturn related to COVID-19 as financial sector firms are looking for more efficient and cost-effective solutions to their data and technology needs. We also believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to continue for the foreseeable future.

Individual Quotestream revenue increased 28% for the three months ended March 31, 2021 from the comparative period in 2020. There was an increase in total users, which can be attributed to new marketing efforts initiated since the comparative period and more customers working remotely due to COVID-19.

Interactive Content and Data Application revenue increased 2% when comparing the three-months ended March 31, 2021 and 2020, mainly attributable to an increase in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost due to the economic hardship related to COVID-19.

Cost of Revenue and Gross Profit Summary

Three months ended March 31,	2021	2020	Change ($)	Change (%)

Cost of revenue	$2,063,640	$1,499,484	$564,156	38%
Gross profit	$1,542,578	$1,467,100	$75,478	5%
Gross margin %	43%	49%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

We launched a major growth initiative in early 2020, investing in infrastructure, new product development, data collection, and the expansion of our global market coverage. As a result, our cost of revenue increased 38% for the three months ended March 31, 2021 from the comparative period in 2020. We incurred increased stock exchange fees related to increased usage and new market data added since the comparative period, and increased amortization expense associated with internally developed application software.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 43% for the three months ended March 31, 2021 from 49% in the comparative period. Our gross margins have also been impacted by our revenue mix, as our Portfolio Management System revenue has been growing at a higher rate than our Interactive Content revenue which typically has higher gross margins.

Operating Expenses Summary

Three months ended March 31,	2021	2020	Change ($)	Change (%)

Sales and marketing	$638,864	$517,480	$121,384	23%
General and administrative	607,240	650,053	(42,813)	(7%)
Software development	407,288	425,827	(18,539)	(4%)
Total operating expenses	$1,653,392	$1,593,360	$60,032	4%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 23% when comparing the three months ended March 31, 2021 and 2020. The increase is a result of additional sales personnel hired to support our growth initiative.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 7% when comparing the three months ended March 31, 2021 and 2020. The decrease is primarily driven by a decrease in bad debts from the comparative period. Bad debts in the comparative period were abnormally high due to the impact of COVID-19.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses decreased 4% for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a higher capitalization rate. We capitalized $489,306 of development costs for the three months ended March 31, 2021 compared to $335,549 in the same period in 2020. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three months ended March 31,	2021	2020

Foreign exchange gain (loss)	$2,448	$11,206
Interest expense	(1,008)	(1,527)
Other income	133,257	-
Total other income and (expenses), net	$134,697	$9,679

Foreign Exchange Gain (Loss)

We incurred foreign exchange gains of $2,448 and $11,206 for the three months ended March 31, 2021 and 2020, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $1,008 was incurred for the three months ended March 31, 2021, compared to $1,527 incurred in the same 2020 period.

Other Income

Other income was $133,257 for the three months ended March 31, 2021. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income. No other income was recognized in the comparative 2020 period. See Financial Statement Note 8 “Paycheck Protection Program”.

Provision for Income Taxes

For the three months ended March 31, 2021, the Company recorded Canadian income tax expense of $796 compared to $744 in the comparative period in 2020.

Net Income (Loss) for the Period

As a result of the foregoing, our net income for the three months ended March 31, 2021 was $23,087 compared to net loss of $117,325 for the three months ended March 31, 2020. Basic and diluted earnings per share were $0.00 for the three months ended March 31, 2021, and $(0.00) for the three months ended March 31, 2020.

Liquidity and Capital Resources

Our cash totaled $815,499 at March 31, 2021, as compared with $417,910 at December 31, 2020, an increase of $397,589. Net cash of $936,027 was provided by operations for the three months ended March 31, 2021, primarily due to the net income during the period adjusted for non-cash charges and the increase in accounts payable. Net cash used in investing activities for the three months ended March 31, 2021 was $530,365 resulting primarily from capitalized application software costs. Cash used in financing activities for the three months ended March 31, 2021 was $8,073 related to the repayment of capital lease financing.

We typically operate with a working capital deficit. As of March 31, 2021 our working capital deficit is $1,697,654, however current liabilities include $541,862 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through May 2022. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At March 31, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000. See Financial Statement Note 6 a) “Preferred shares”.

Foreign Exchange Risk

Approximately 28% of our consolidated revenue and 35% percent of our consolidated expenses are denominated in Canadian dollars; therefore, our consolidated cashflow may be impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At March 31, 2021 and December 31, 2020, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2021 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: May 13, 2021