Form 10-Q
period 2021-06-30
QUOTEMEDIA INC
filed 2021-08-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer £	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as at August 3, 2021.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2021

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 and 2020	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six-month periods ended June 30, 2021 and 2020	5

	Condensed Consolidated Statements of Cash Flows for the six-month period ended June 30, 2021 and 2020	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$627,229	$417,910
Accounts receivable, net	456,571	698,334
Prepaid expenses	203,378	108,477
Other current assets	38,895	113,826
Total current assets	1,326,073	1,338,547

Deposits	21,297	15,886
Property and equipment, net	3,092,739	2,755,537
Goodwill	110,000	110,000
Intangible assets	68,416	61,914
Operating lease right-of-use assets	857,680	671,402

Total assets	$5,476,205	$4,953,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,393,149	$2,026,741
Deferred revenue	739,272	544,902
Current portion of operating lease liabilities	181,240	164,843
Current portion of finance lease liabilities	2,704	11,951
Total current liabilities	3,316,365	2,748,437

Paycheck Protection Program loan (Note 8)	-	133,257
Long-term portion of operating lease liabilities	637,084	504,783
Long-term portion of finance lease liabilities	715	2,108

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at June 30, 2021 and December 31, 2020	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at June 30, 2021 and December 31, 2020	90,479	90,479
Additional paid-in capital	19,619,761	19,605,883
Accumulated deficit	(21,172,056)	(21,115,518)
Total stockholders’ deficit	(1,461,816)	(1,419,156)

Total liabilities and stockholders’ deficit	$5,476,205	$4,953,286

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2021	2020	2021	2020

REVENUE	$3,833,018	$3,029,199	$7,439,236	$5,995,783

COST OF REVENUE	2,186,357	1,589,190	4,249,997	3,088,674

GROSS PROFIT	1,646,661	1,440,009	3,189,239	2,907,109

OPERATING EXPENSES

Sales and marketing	620,122	532,061	1,258,986	1,049,541
General and administrative	685,731	612,693	1,292,971	1,262,746
Software development	439,045	415,192	846,333	841,019
	1,744,898	1,559,946	3,398,290	3,153,306

OPERATING LOSS	(98,237)	(119,937)	(209,051)	(246,197)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	19,880	(5,249)	22,328	5,957
Interest expense	(451)	(1,191)	(1,459)	(2,718)
Other income (Note 8)	-	-	133,257	-
	19,429	(6,440)	154,126	3,239

NET LOSS BEFORE INCOME TAXES	(78,808)	(126,377)	(54,925)	(242,958)

Income tax expense	(817)	(721)	(1,613)	(1,465)

NET LOSS	$(79,625)	$(127,098)	$(56,538)	$(244,423)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,477,798	90,477,798	90,477,798	90,477,798

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended June 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, March 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,612,822	$(21,092,431)	$(1,389,130)

Stock-based compensation					6,939		6,939

Net loss						(79,625)	(79,625)

Balance, June 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,619,761	$(21,172,056)	$(1,461,816)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Six-months ended June 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,605,883	$(21,115,518)	$(1,419,156)

Stock-based compensation					13,878		13,878

Net loss						(56,538)	(56,538)

Balance, June 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,619,761	$(21,172,056)	$(1,461,816)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended June 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, March 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,580,002	$(20,586,519)	$(916,038)

Stock-based compensation	-	-	-	-	12,003	-	12,003

Net loss	-	-	-	-	-	(127,098)	(127,098)

Balance, June 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,592,005	$(20,713,617)	$(1,031,133)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Six-months ended June 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation	-	-	-	-	23,994	-	23,994

Net loss	-	-	-	-	-	(244,423)	(244,423)

Balance, June 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,592,005	$(20,713,617)	$(1,031,133)

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended June 30,
	2021	2020
OPERATING ACTIVITIES:

Net loss	$(56,538)	$(244,423)

Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	750,866	627,339
Stock-based compensation expense	13,878	23,994
Gain on forgiveness of PPP loan (Note 8)	(133,257)	-
Changes in assets and liabilities:
Accounts receivable	241,763	(109,956)
Prepaid expenses	(94,901)	7,058
Other current assets	74,931	(19,679)
Deposits	(5,411)	(757)
Accounts payable, accrued and other liabilities	328,828	264,806
Deferred revenue	194,370	(206)
Net cash provided by operating activities	1,314,529	548,176

INVESTING ACTIVITIES:

Purchase of fixed assets	(35,628)	(69,104)
Purchase of intangible assets	(9,999)	(17,128)
Capitalized application software	(1,048,943)	(765,232)
Net cash used in investing activities	(1,094,570)	(851,464)

FINANCING ACTIVITIES:

Paycheck Protection Program loan	-	141,257
Repayment of finance lease obligations	(10,640)	(17,444)
Net cash provided by (used) in financing activities	(10,640)	123,813

Net increase (decrease) in cash	209,319	(179,475)

Cash and equivalents, beginning of period	417,910	815,487

Cash and equivalents, end of period	$627,229	$636,012

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of June 30, 2021 through the filing of this report.

As of June 30, 2021, the Company has a working capital deficit of $1,990,292. Our current liabilities include deferred revenue of $739,272. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $175,000 as of June 30, 2021 and December 31, 2020. Bad debt expense was $58,502 and $23,914 for the three-months ended June 30, 2021 and 2020, respectively. Bad debt expense was $78,324 and $94,845 for the six-months ended June 30, 2021 and 2020, respectively.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2021	2020	2021	2020
Portfolio Management Systems
Corporate Quotestream	$1,635,071	$1,053,218	$3,089,143	$2,030,135
Individual Quotestream	591,415	455,492	1,154,202	894,126
Interactive Content & Data Application	1,606,532	1,520,489	3,195,891	3,071,522
Total revenue	$3,833,018	$3,029,199	$7,439,236	$5,995,783

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$544,902
Revenue recognized in the current period from the amounts in the beginning balance	(337,480)
New deferrals, net of amounts recognized in the current period	533,641
Effects of foreign currency translation	(1,791)
Balance at June 30, 2021	$739,272

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,800 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At June 30, 2021 and December 31, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At June 30, 2021 and December 31,2020, there was $5,000 and $7,500, respectively, due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020

Operating Leases

Operating lease right-of-use assets	$857,680	$671,402

Current portion of operating lease liability	$181,240	$164,843
Long-term portion of operating lease liability	637,084	504,783
Total operating lease liability	$818,324	$669,626

Finance Leases

Computer equipment on financing lease	$11,929	$101,049
Less: accumulated depreciation	10,007	85,936
Property and equipment, net	$1,922	$15,113

Current portion of finance lease liability	2,704	11,951
Long-term portion of finance lease liability	715	2,108
Total finance lease liability	$3,419	$14,059

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	3.8 years	4.1 years
Finance leases	1.5 years	0.9 years
Weighted Average Discount Rate
Operating leases	9.7%	9.7%
Finance leases	7.5%	8.8%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021 (excluding the six-months ended June 30, 2021)	$129,647	$1,434
2022	246,816	2,157
2023	234,179	-
2024	220,300	-
2025	147,590	-
Thereafter	20,900	-
Total lease payments	999,432	3,591
Less imputed interest	(181,108)	(172)
Total	$818,324	$3,419

The components of lease expense for the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2021	2020	2021	2020
Operating lease costs:
Operating lease costs	$65,185	$57,205	$130,812	$114,161
Short-term lease costs	14,946	25,500	37,349	50,999
Total operating lease costs	$80,131	$82,705	$168,161	$165,160

Finance lease costs:
Amortization	$2,596	$8,763	$13,191	$17,526
Interest	6	821	148	1,770
Total finance lease costs	$2,602	$9,584	$13,339	$19,296

Supplemental cash flow information for the six-month period ended June 30, 2021 and 2020 related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134,180	$113,953
Operating cash flows from finance leases	148	1,770
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	231,734	-

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

At June 30, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and six-months ended June 30, 2021 and 2020.

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

b) Common stock

No shares of common stock were issued during the three and six-months ended June 30, 2021 and 2020.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-month periods ended June 30, 2021 and 2020 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2021	2020	2021	2020

Sales and marketing	$4,239	$9,303	$8,478	$18,594
General and administrative	2,700	2,700	5,400	5,400
Stock-based compensation expense	$6,939	$12,003	$13,878	$23,994

Common Stock Options and Warrants

The following table summarizes our common stock option and warrant activity for the six-months ended June 30, 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price
Outstanding at January 1, 2021	26,372,803	$0.06
Forfeited during the period	(600,000)	$0.04
Outstanding at June 30, 2021	25,772,803	$0.06

The following table summarizes our non-vested common stock option and warrant activity for the six-months ended June 30, 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price
Non-vested at January 1, 2021	3,700,000	$0.08
Vested during the period	(425,000)	$0.04
Non-vested at June 30, 2021	3,275,000	$0.09

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at June 30, 2021:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	25,772,803	8.0	$0.06	22,497,803	$0.05

At June 30, 2021, there was $13,878 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 1.3 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2021, the aggregate intrinsic value of options and warrants outstanding was $2,890,110. The aggregate intrinsic value of options and warrants exercisable was $2,626,735. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2021. The probability is re-evaluated each reporting period. As of June 30, 2021, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of June 30, 2021, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 26.5 years. As of June 30, 2021, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the three and six-month periods ended June 30, 2021 and 2020.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. LOSS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted loss per share for the three and six-month periods ended June 30, 2021 and 2020 are as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2021	2020	2021	2020

Net loss	$(79,625)	$(127,098)	$(56,538)	$(244,423)

Weighted average shares outstanding - basic and diluted	90,477,798	90,477,798	90,477,798	90,477,798

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six-month periods ended June 30, 2021 and 2020 are shown below:

	Three-months ended June 30,		Six-months ended June 30,
	2021	2020	2021	2020

Stock options and warrants to purchase
common stock	15,968,192	12,256,740	16,261,354	13,679,312
Warrants to purchase redeemable
convertible preferred stock	2,499,900	2,499,900	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Total potential common shares excluded	28,774,763	25,063,311	29,067,925	26,485,883

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

Business Environment and Trends

The global financial markets experienced extreme volatility and disruption over the past year due to COVID-19 pandemic. While global financial markets are recovering, risk still exists therefore we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. Most of our employees, particularly in Canada, continue to work remotely.

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic had led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with in 2020. While the impact of COVID-19 appears to be diminishing, we are focused on maintaining a strong balance sheet and liquidity position and will continue to closely monitor the potential impact of COVID-19 and adjust our response going forward as circumstances dictate.

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). On February 19, 2021, the Company received forgiveness from the SBA for its PPP loan in its entirety. The Company recognized the forgiveness of the loan as other income on our consolidated statements of operations. See Financial Statement Note 8 – Paycheck Protection Program.

Our revenue grew 27% and 24% when comparing the three and six-month periods ended June 30, 2021 to the comparative 2020 periods. Based on clients currently under contract, we expect to maintain similar revenue growth for the remainder of 2021.

Plan of Operation

For the remainder of 2021 and into 2022 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.

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

Critical Accounting Policies and Estimates

In the 2020 Annual Report, we disclose our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2020 that are not included in Note 3 of the accompanying consolidated financial statements for the three and six-months ended June 30, 2021. Readers are encouraged to read the 2020 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended June 30,	2021	2020	Change ($)	Change (%)

Corporate Quotestream	$1,635,071	$1,053,218	$581,853	55%
Individual Quotestream	591,415	455,492	135,923	30%
Total portfolio management systems	2,226,486	1,508,710	717,776	48%

Interactive content and data applications	1,606,532	1,520,489	86,043	6%

Total subscription revenue	$3,833,018	$3,029,199	$803,819	27%

Six-months ended June 30,	2021	2020	Change ($)	Change (%)

Corporate Quotestream	$3,089,143	$2,030,135	$1,059,008	52%
Individual Quotestream	1,154,202	894,126	260,076	29%
Total portfolio management systems	4,243,345	2,924,261	1,319,084	45%

Interactive content and data applications	3,195,891	3,071,522	124,369	4%

Total subscription revenue	$7,439,236	$5,995,783	$1,443,453	24%

Total revenue increased 27% and 24% when comparing the three and six-month periods ended June 30, 2021 and 2020.

Our total Portfolio Management System revenue increased by 48% and 45% when comparing the three and six-month periods ended June 30, 2021 from the comparative periods, due to increases in both Corporate Quotestream and Individual Quotestream revenue.

Corporate Quotestream revenue increased 55% and 52% for the three and six-month periods ended June 30, 2021 from the comparative periods in 2020 primarily due to new contracts signed since the comparative periods and increases in the number of subscribers for existing clients. The increases are attributable in part to improvements and upgrades made to our Portfolio Management products as the additional data offerings and improved functionality have contributed to increases in our average revenue per customer. We have also been able to take advantage of new opportunities arising from the economic downturn related to COVID-19 as financial sector firms are looking for more efficient and cost-effective solutions to their data and technology needs. We also believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to continue for the foreseeable future.

Individual Quotestream revenue increased 30% and 29% for the three and six-month periods ended June 30, 2021 from the comparative periods in 2020. There were increases in total users and average revenue per user, which can be attributed to new marketing efforts initiated since the comparative periods and more customers working remotely due to COVID-19.

Interactive Content and Data Application revenue increased 6% and 4% when comparing the three and six-month periods ended June 30, 2021 and 2020, mainly attributable to increases in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost due to the economic hardship related to COVID-19.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2021	2020	Change ($)	Change (%)

Cost of revenue	$2,186,357	$1,589,190	$597,167	38%
Gross profit	$1,646,661	$1,440,009	$206,652	14%
Gross margin %	43%	48%

Six-months ended June 30,	2021	2020	Change ($)	Change (%)

Cost of revenue	$4,249,997	$3,088,674	$1,161,323	38%
Gross profit	$3,189,239	$2,907,109	$282,130	10%
Gross margin %	43%	48%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

We launched a major growth initiative in early 2020, investing in infrastructure, new product development, data collection, and the expansion of our global market coverage. As a result, our cost of revenue increased 38% for the three and six-month periods ended June 30, 2021 from the comparative periods in 2020. We incurred increased stock exchange fees related to increased usage and new market data added since the comparative periods, and increased amortization expenses associated with internally developed application software.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 43% for the three and six-month periods ended June 30, 2021 from 48% in the comparative periods. Our gross margins have also been impacted by our revenue mix, as our Portfolio Management System revenue has been growing at a higher rate than our Interactive Content revenue which typically has higher gross margins.

Operating Expenses Summary

Three-months ended June 30,	2021	2020	Change ($)	Change (%)

Sales and marketing	$620,122	$532,061	$88,061	17%
General and administrative	685,731	612,693	73,038	12%
Software development	439,045	415,192	23,853	6%
Total operating expenses	$1,744,898	$1,559,946	$184,952	12%

Six-months ended June 30,	2021	2020	Change ($)	Change (%)

Sales and marketing	$1,258,986	$1,049,541	$209,445	20%
General and administrative	1,292,971	1,262,746	30,225	2%
Software development	846,333	841,019	5,314	1%
Total operating expenses	$3,398,290	$3,153,306	$244,984	8%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 17% and 20% when comparing the three and six-month periods ended June 30, 2021 from the comparative periods in 2020. The increases are a result of additional sales personnel hired to support our growth initiative.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses remained relatively unchanged from the comparative periods, increasing 12% and 2% when comparing the three and six-month periods ended June 30, 2021 to the same periods in 2020. The 12% increase for the three months ended June 30, 2021 was due to a large bad debt incurred during the quarter.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses remained relatively unchanged from the comparative periods, increasing 6% and 1% for the three and six-month periods ended June 30, 2021 when compared to the same periods in 2020, The 6% increase for the three month period ended June 31, 2021 was due to hiring additional development personnel during the quarter. We capitalized $489,306 and $1.048,943 of development costs for the three and six-month periods ended June 30, 2021 compared to $429,683 and $765,232 in the same periods in 2020. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended June 30,	2021	2020

Foreign exchange gain (loss)	$19,880	$(5,249)
Interest expense	(451)	(1,191)
Total other income (expenses), net	$19,429	$(6,440)

Six-months ended June 30,	2021	2020

Foreign exchange gain	$22,328	$5,957
Interest expense	(1,459)	(2,718)
Other income	133,257	-
Total other income, net	$154,126	$3,239

Foreign Exchange Gain (Loss)

We incurred foreign exchange gains of $19,880 and $22,328 for the three and six-month periods ended June 30, 2021 compared to foreign exchange loss of $5,249 and gain of $5,957 in the comparative 2020 periods, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $451 and $1,459 was incurred for the three and six-month periods ended June 30, 2021, compared to $1,191 and $2,718 incurred in the same 2020 periods.

Other Income

Other income was $133,257 for the three and six-month periods ended June 30, 2021. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income. No other income was recognized in the comparative 2020 periods. See Financial Statement Note 8 “Paycheck Protection Program”.

Provision for Income Taxes

For the three and six-month periods ended June 30, 2021, the Company recorded Canadian income tax expense of $817 and $1,613 compared to $721 and $1,465 in the comparative periods in 2020.

Net Loss for the Period

As a result of the foregoing, our net losses for the three and six-month periods ended June 30, 2021 were $79,625 and $56,538 compared to net losses of $127,098 and $244,423 for the three and six-month periods ended June 30, 2020. Basic and diluted losses per share were $(0.00) for the three and six-month periods ended June 30, 2021, and $(0.00) for the three and six-month periods ended June 30, 2020.

Liquidity and Capital Resources

Our cash totaled $627,229 at June 30, 2021, as compared with $417,910 at December 31, 2020, an increase of $209,319. Net cash of $1,314,529 was provided by operations for the six-month period ended June 30, 2021, primarily due to the net income during the period adjusted for non-cash charges and the increase in accounts payable. Net cash used in investing activities for the six-month period ended June 30, 2021 was $1,094,570 resulting primarily from capitalized application software costs. Cash used in financing activities for the six-month period ended June 30, 2021 was $10,640 related to the repayment of capital lease financing.

We typically operate with a working capital deficit. As of June 30, 2021 our working capital deficit is $1,990,292, however current liabilities include $739,272 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

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

Preferred Stock Redemption Rights

At June 30, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000. See Financial Statement Note 6 a) “Preferred shares”.

Foreign Exchange Risk

Approximately 28% of our consolidated revenue and 34% percent of our consolidated expenses are denominated in Canadian dollars; therefore, our consolidated cashflow may be impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At June 30, 2021 and December 31, 2020, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2021 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the six-month period ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 12, 2021

