Form 10-Q
period 2021-09-30
QUOTEMEDIA INC
filed 2021-11-10
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as at November 1, 2021.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$271,696	$417,910
Accounts receivable, net	683,849	698,334
Prepaid expenses	236,642	108,477
Other current assets	38,323	113,826
Total current assets	1,230,510	1,338,547

Deposits	16,150	15,886
Property and equipment, net	3,289,262	2,755,537
Goodwill	110,000	110,000
Intangible assets	66,636	61,914
Operating lease right-of-use assets	843,973	671,402

Total assets	$5,556,531	$4,953,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,359,299	$2,026,741
Deferred revenue	753,409	544,902
Current portion of operating lease liabilities	178,767	164,843
Current portion of finance lease liabilities	2,762	11,951
Total current liabilities	3,294,237	2,748,437

Paycheck Protection Program loan (Note 8)	-	133,257
Long-term portion of operating lease liabilities	578,383	504,783
Long-term portion of finance lease liabilities	-	2,108

Mezzanine equity:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at September 30, 2021 and December 31, 2020	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at September 30, 2021 and December 31, 2020	90,479	90,479
Additional paid-in capital	19,626,700	19,605,883
Accumulated deficit	(21,017,125)	(21,115,518)
Total stockholders’ deficit	(1,299,946)	(1,419,156)

Total liabilities and stockholders’ deficit	$5,556,531	$4,953,286

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2021	2020	2021	2020

REVENUE	$3,818,713	$3,140,358	$11,257,949	$9,136,141

COST OF REVENUE	2,033,020	1,706,476	6,283,017	4,795,150

GROSS PROFIT	1,785,693	1,433,882	4,974,932	4,340,991

OPERATING EXPENSES

Sales and marketing	623,821	552,960	1,882,807	1,602,501
General and administrative	650,191	555,002	1,943,162	1,817,748
Software development	411,137	405,703	1,257,470	1,246,722
	1,685,149	1,513,665	5,083,439	4,666,971

OPERATING INCOME (LOSS)	100,544	(79,783)	(108,507)	(325,980)

OTHER INCOME (EXPENSES)

Foreign exchange gain	55,278	5,930	77,606	11,887
Interest expense	(101)	(701)	(1,560)	(3,419)
Other income (Note 8)	-	-	133,257	-
	55,177	5,229	209,303	8,468

NET INCOME (LOSS) BEFORE INCOME TAXES	155,721	(74,554)	100,796	(317,512)

Income tax expense	(790)	(751)	(2,403)	(2,216)

NET INCOME (LOSS)	$154,931	$(75,305)	$98,393	$(319,728)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	119,221,520	90,477,798	119,432,085	90,477,798

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended September 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,619,761	$(21,172,056)	$(1,461,816)

Stock-based compensation	-	-	-	-	6,939	-	6,939

Net income	-	-	-	-	-	154,931	154,931

Balance, September 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,626,700	$(21,017,125)	$(1,299,946)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Nine-months ended September 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,605,883	$(21,115,518)	$(1,419,156)

Stock-based compensation	-	-	-	-	20,817	-	20,817

Net income	-	-	-	-	-	98,393	98,393

Balance, September 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,626,700	$(21,017,125)	$(1,299,946)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended September 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,592,005	$(20,713,617)	$(1,031,133)

Stock-based compensation	-	-	-	-	6,939	-	6,939

Net loss	-	-	-	-	-	(75,305)	(75,305)

Balance, September 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,598,944	$(20,788,922)	$(1,099,499)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Nine-months ended September 30, 2020:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2019	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation	-	-	-	-	30,933	-	30,933

Net loss	-	-	-	-	-	(319,728)	(319,728)

Balance, September 30, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,598,944	$(20,788,922)	$(1,099,499)

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-months ended September 30,
	2021	2020
OPERATING ACTIVITIES:

Net income (loss)	$98,393	$(319,728)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,182,917	971,274
Stock-based compensation expense	20,817	30,933
Gain on forgiveness of PPP loan (Note 8)	(133,257)	-
Changes in assets and liabilities:
Accounts receivable	14,485	(47,981)
Prepaid expenses	(128,165)	(31,936)
Other current assets	75,503	(42,470)
Deposits	(264)	(671)
Accounts payable, accrued and other liabilities	247,511	454,803
Deferred revenue	208,507	87,173
Net cash provided by operating activities	1,586,447	1,101,397

INVESTING ACTIVITIES:

Purchase of fixed assets	(89,627)	(111,060)
Purchase of intangible assets	(9,999)	(17,127)
Capitalized application software	(1,621,738)	(1,225,899)
Net cash used in investing activities	(1,721,364)	(1,354,086)

FINANCING ACTIVITIES:

Paycheck Protection Program loan	-	141,257
Repayment of finance lease obligations	(11,297)	(25,503)
Net cash provided by (used) in financing activities	(11,297)	115,754

Net decrease in cash	(146,214)	(136,935)

Cash and equivalents, beginning of period	417,910	815,487

Cash and equivalents, end of period	$271,696	$678,552

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2021 through the filing of this report.

As of September 30, 2021, the Company has a working capital deficit of $2,063,727. Our current liabilities include deferred revenue of $753,409. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $175,000 as of September 30, 2021 and December 31, 2020. Bad debt expense was $9,866 and $25,664 for the three-months ended September 30, 2021 and 2020, respectively. Bad debt expense was $88,210 and $120,509 for the nine-months ended September 30, 2021 and 2020, respectively.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

e) Accounting Pronouncements

Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this Topic 740 on January 1, 2021. The adoption of the new tax standard did not have a material effect on our consolidated financial statements.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three-months ended September 30,		Nine-months ended September 30,
	2021	2020	2021	2020
Portfolio Management Systems
Corporate Quotestream	$1,665,555	$1,127,941	$4,754,698	$3,158,076
Individual Quotestream	571,201	485,392	1,725,404	1,379,518
Interactive Content & Data Application	1,581,957	1,527,025	4,777,847	4,598,547
Total revenue	$3,818,713	$3,140,358	$11,257,949	$9,136,141

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$544,902
Revenue recognized in the current period from the amounts in the beginning balance	(392,540)
New deferrals, net of amounts recognized in the current period	603,296
Effects of foreign currency translation	(2,249)
Balance at September 30, 2021	$753,409

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,800 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At September 30, 2021 and December 31, 2020, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At September 30, 2021 and December 31,2020, there was $7,500 due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020

Operating Leases

Operating lease right-of-use assets	$843,973	$671,402

Current portion of operating lease liability	$178,767	$164,843
Long-term portion of operating lease liability	578,383	504,783
Total operating lease liability	$757,150	$669,626

Finance Leases

Computer equipment on financing lease	$11,929	$101,049
Less: accumulated depreciation	11,333	85,936
Property and equipment, net	$596	$15,113

Current portion of finance lease liability	2,762	11,951
Long-term portion of finance lease liability	-	2,108
Total finance lease liability	$2,762	$14,059

	September 30, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases	3.9 years	4.1 years
Finance leases	1.0 years	0.9 years
Weighted Average Discount Rate
Operating leases	9.7%	9.7%
Finance leases	7.5%	8.8%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

2021 (excluding the nine-months ended September 30, 2021)	$63,554	$717
2022	242,018	2,151
2023	229,347	-
2024	215,455	-
2025	144,344	-
Thereafter	20,441	-
Total lease payments	915,159	2,868
Less imputed interest	(158,009)	(106)
Total	$757,150	$2,762

The components of lease expense for the three and nine-month periods ended September 30, 2021 and 2020 were as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2021	2020	2021	2020
Operating lease costs:
Operating lease costs	$64,215	$62,235	$195,027	$176,396
Short-term lease costs	29,880	20,661	67,229	71,660
Total operating lease costs	$94,095	$82,896	$262,256	$248,056

Finance lease costs:
Amortization	$1,326	$8,763	$14,517	$26,289
Interest	233	645	381	2,415
Total finance lease costs	$1,559	$9,408	$14,898	$28,704

Supplemental cash flow information for the nine-month period ended September 30, 2021 and 2020 related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$198,147	$118,985
Operating cash flows from finance leases	381	2,415
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	233,978	507,753

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

At September 30, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and nine-months ended September 30, 2021 and 2020.

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

b) Common stock

No shares of common stock were issued during the three and nine-months ended September 30, 2021 and 2020.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine-month periods ended September 30, 2021 and 2020 was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2021	2020	2021	2020

Sales and marketing	$4,239	$4,239	$12,717	$22,833
General and administrative	2,700	2,700	8,100	8,100
Stock-based compensation expense	$6,939	$6,939	$20,817	$30,933

Common Stock Options and Warrants

The following table summarizes our common stock option and warrant activity for the nine-months ended September 30, 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at January 1, 2021	26,372,803	$0.06
Forfeited during the period	(600,000)	$0.04
Outstanding at September 30, 2021	25,772,803	$0.06

The following table summarizes our non-vested common stock option and warrant activity for the nine-months ended September 30, 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2021	3,700,000	$0.08
Vested during the period	(425,000)	$0.04
Non-vested at September 30, 2021	3,275,000	$0.09

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at September 30, 2021:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	25,772,803	7.7	$0.06	22,497,803	$0.05

At September 30, 2021, there was $6,939 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 1.1 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2021, the aggregate intrinsic value of options and warrants outstanding was $3,405,566. The aggregate intrinsic value of options and warrants exercisable was $3,076,691. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2021. The probability is re-evaluated each reporting period. As of September 30, 2021, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of September 30, 2021, there were a total of 382,243 preferred stock warrants outstanding with a weighted average remaining contractual life of 24 years. As of September 30, 2021, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the three and nine-month periods ended September 30, 2021 and 2020.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted loss per share for the three and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2021	2020	2021	2020

Net income (loss)	$154,931	$(75,305)	$98,393	$(319,728)

Weighted average shares outstanding - basic and diluted	90,477,798	90,477,798	90,477,798	90,477,798
Stock options and warrants to purchase common stock	15,937,151	-	16,147,716	-
Warrants to purchase redeemable convertible preferred stock	2,499,900	-	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-	10,306,671	-
Weighted average shares outstanding - basic and diluted	119,221,520	90,477,798	119,432,085	90,477,798

Net income (loss) per share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine-month periods ended September 30, 2021 and 2020 are shown below:

	Three-months ended September 30,		Nine-months ended September 30,
	2021	2020	2021	2020

Stock options and warrants to purchase
common stock	-	11,245,134	-	13,021,821
Warrants to purchase redeemable
convertible preferred stock	-	2,499,900	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671	-	10,306,671
Total potential common shares excluded	-	24,051,705	-	25,828,392

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

Business Environment and Trends

The global financial markets experienced extreme volatility and disruption over the past year due to the COVID-19 pandemic. While global financial markets are recovering, risk still exists; therefore we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. Most of our employees, particularly in Canada, continue to work remotely.

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us in 2020. While the impact of COVID-19 appears to be diminishing, we are focused on maintaining a strong balance sheet and liquidity position and will continue to closely monitor the potential impact of COVID-19 and adjust our response going forward as circumstances dictate.

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). On February 19, 2021, the Company received forgiveness from the SBA for its PPP loan in its entirety. The Company recognized the forgiveness of the loan as other income on our consolidated statements of operations. See Financial Statement Note 8 – Paycheck Protection Program.

Our revenue grew 22% and 23% when comparing the three and nine-month periods ended September 30, 2021 to the comparative 2020 periods. Based on clients currently under contract, we expect to maintain similar revenue growth for the remainder of 2021.

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

Our future performance will be subject to a number of business factors, including those beyond our control; such as a continuation of market uncertainty and evolving industry needs and preferences, as well as the level of competition and our ability to continue to successfully market our products and technology. There can be no assurance that we will be able to successfully implement our marketing strategy, continue our revenue growth, or maintain profitable operations.

Critical Accounting Policies and Estimates

In the 2020 Annual Report, we disclose our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2020 that are not included in Note 3 of the accompanying consolidated financial statements for the three and nine-months ended September 30, 2021. Readers are encouraged to read the 2020 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended September 30,	2021	2020	Change ($)	Change (%)

Corporate Quotestream	$1,665,555	$1,127,941	$537,614	48%
Individual Quotestream	571,201	485,392	85,809	18%
Total portfolio management systems	2,236,756	1,613,333	623,423	39%

Interactive content and data applications	1,581,957	1,527,025	54,932	4%

Total subscription revenue	$3,818,713	$3,140,358	$678,355	22%

Nine-months ended September 30,	2021	2020	Change ($)	Change (%)

Corporate Quotestream	$4,754,698	$3,158,076	$1,596,622	51%
Individual Quotestream	1,725,404	1,379,518	345,886	25%
Total portfolio management systems	6,480,102	4,537,594	1,942,508	43%

Interactive content and data applications	4,777,847	4,598,547	179,300	4%

Total subscription revenue	$11,257,949	$9,136,141	$2,121,808	23%

Total revenue increased 22% and 23% when comparing the three and nine-month periods ended September 30, 2021 and 2020.

Our total Portfolio Management System revenue increased by 39% and 43% when comparing the three and nine-month periods ended September 30, 2021 from the comparative periods, due to increases in both Corporate Quotestream and Individual Quotestream revenue.

Corporate Quotestream revenue increased 48% and 51% for the three and nine-month periods ended September 30, 2021 from the comparative periods in 2020 primarily due to new contracts signed since the comparative periods and increases in the number of subscribers for existing clients. The increases are due to new products added over the past couple years that are continuing to gain traction in the market, as well as improvements and upgrades made to our existing Portfolio Management products as we continue to improve functionality and add new data offerings. The increases are also due to stock exchange fee price increases passed on to our customers. Finally, we believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to continue for the foreseeable future.

Individual Quotestream revenue increased 18% and 25% for the three and nine-month periods ended September 30, 2021 from the comparative periods in 2020. There were increases in total users and average revenue per user, which can be attributed to new marketing efforts initiated since the comparative periods and more customers working remotely due to COVID-19.

Interactive Content and Data Application revenue increased 4% when comparing the three and nine-month periods ended September 30, 2021 and 2020, mainly attributable to an increase in new customers. The success of new products introduced over the past couple years such as QModTM and the expansion of our data coverage have allowed us to attract new clients.

Cost of Revenue and Gross Profit Summary

Three-months ended September 30,	2021	2020	Change ($)	Change (%)

Cost of revenue	$2,033,020	$1,706,476	$326,544	19%
Gross profit	$1,785,693	$1,433,882	$351,811	25%
Gross margin %	47%	46%

Nine-months ended September 30,	2021	2020	Change ($)	Change (%)

Cost of revenue	$6,283,017	$4,795,150	$1,487,867	31%
Gross profit	$4,974,932	$4,340,991	$633,941	15%
Gross margin %	44%	48%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

We launched a major growth initiative in early 2020, investing in infrastructure, new product development, data collection, and the expansion of our global market coverage. As a result, our cost of revenue increased 19% and 31% for the three and nine-month periods ended September 30, 2021 from the comparative periods in 2020, respectively. We incurred increased stock exchange fees related to increased usage and new market data added since the comparative periods, and increased amortization expenses associated with internally developed application software.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 47% for the three months ended September 30, 2021 from 46% in the comparative period. The gross margin percentage decreased to 44% for the nine months ended September 30, 2021 from 48% in the comparative period. There were non-recurring credits to our cost of revenue that resulted in an increase in gross margin percentage for the quarter, but year to date our gross margins have decreased due to the change in our revenue mix, as our Portfolio Management System revenue has been growing at a higher rate than our Interactive Content revenue which typically has higher gross margins.

Operating Expenses Summary

Three-months ended September 30,	2021	2020	Change ($)	Change (%)

Sales and marketing	$623,821	$552,960	$70,861	13%
General and administrative	650,191	555,002	95,189	17%
Software development	411,137	405,703	5,434	1%
Total operating expenses	$1,685,149	$1,513,665	$171,484	11%

Nine-months ended September 30,	2021	2020	Change ($)	Change (%)

Sales and marketing	$1,882,807	$1,602,501	$280,306	17%
General and administrative	1,943,162	1,817,748	125,414	7%
Software development	1,257,470	1,246,722	10,748	1%
Total operating expenses	$5,083,439	$4,666,971	$416,468	9%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 13% and 17% when comparing the three and nine-month periods ended September 30, 2021 from the comparative periods in 2020. The increases are a result of additional sales personnel hired to support our growth initiative.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 17% and 7% when comparing the three and nine-month periods ended September 30, 2021 to the same periods in 2020. The increases were due to some significant non-recurring professional fees incurred during the third quarter of 2021.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses remained relatively unchanged from the comparative periods, increasing 1% for the three and nine-month periods ended September 30, 2021 due to additional development personnel hired since the comparative 2020 periods, offset by an increase in development costs capitalized during 2021. Hiring new development personnel was required to expand our product lines and improve our infrastructure in 2021. We capitalized $572,795 and $1,621,738 of development costs for the three and nine-month periods ended September 30, 2021, compared to $460,666 and $1,225,898 in the same periods in 2020. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended September 30,	2021	2020

Foreign exchange gain	$55,278	$5,930
Interest expense	(101)	(701)
Total other income, net	$55,177	$5,229

Nine-months ended September 30,	2021	2020

Foreign exchange gain	$77,606	$11,887
Interest expense	(1,560)	(3,419)
Other income	133,257	-
Total other income, net	$209,303	$8,468

Foreign Exchange Gain

We incurred foreign exchange gains of $55,278 and $77,606 for the three and nine-month periods ended September 30, 2021 compared to foreign exchange gains of $5,930 and $11,887 in the comparative 2020 periods, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $101 and $1,560 was incurred for the three and nine-month periods ended September 30, 2021, compared to $701 and $3,419 incurred in the same 2020 periods.

Other Income

Other income was $133,257 for the nine-month period ended September 30, 2021. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income. No other income was recognized in the comparative 2020 periods. See Financial Statement Note 8 “Paycheck Protection Program”.

Provision for Income Taxes

For the three and nine-month periods ended September 30, 2021, the Company recorded Canadian income tax expense of $790 and $2,403 compared to $751 and $2,216 in the comparative periods in 2020.

Net Income (Loss) for the Period

As a result of the foregoing, our net income for the three and nine-month periods ended September 30, 2021 were $154,931 and $98,393 compared to net losses of $75,305 and $319,728 for the three and nine-month periods ended September 30, 2020. Basic and diluted income per share was $0.00 for the three and nine-month periods ended September 30, 2021, compared to a basic and diluted loss per share of $(0.00) for the three and nine-month periods ended September 30, 2020.

Liquidity and Capital Resources

Our cash totaled $271,696 at September 30, 2021, as compared with $417,910 at December 31, 2020, a decrease of $146,214. Net cash of $1,586,447 was provided by operations for the nine-month period ended September 30, 2021, primarily due to the net income during the period adjusted for non-cash charges and the increase in accounts payable and deferred revenue. Net cash used in investing activities for the nine-month period ended September 30, 2021 was $1,721,364 resulting primarily from capitalized application software costs. Cash used in financing activities for the nine-month period ended September 30, 2021 was $11,297 related to the repayment of capital lease financing.

We typically operate with a working capital deficit. As of September 30, 2021 our working capital deficit is $2,063,727, however current liabilities include $753,409 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through November 2022. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At September 30, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000. See Financial Statement Note 6 a) “Preferred shares”.

Foreign Exchange Risk

Approximately 28% of our consolidated revenue and 34% percent of our consolidated expenses are denominated in Canadian dollars; therefore, our consolidated cashflow may be impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At September 30, 2021 and December 31, 2020, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2021 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the nine-month period ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 10, 2021

