Form 10-K
period 2021-12-31
QUOTEMEDIA INC
filed 2022-03-30
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
	(Do not check if a smaller reporting company)	Emerging growth company	☐

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

As of March 8, 2022, there were outstanding 90,477,798 shares of the issuer’s common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer’s common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2021, was $10,306,172. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2020

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

PART I

ITEM 1. BUSINESS.

General

QuoteMedia, Inc. (OTCQB: QMCI) is a leading provider of financial data, market research information , analytics, news feeds, and financial software solutions to online brokerages, banks, clearing firms, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, mobile apps, and custom development. Our portfolio management products are provided on a SaaS (software as a service) model, as are our other interactive content and data APIs.

We have created a scalable system that aggregates, manages, and streams information from the stock exchanges and from other information and content feeds across both the Web and dedicated telecommunication lines. Because QuoteMedia is a comprehensive single-source market data provider, our clients are not required to deal with multiple data vendors, many of which continue to employ outdated infrastructures and delivery technologies. This allows our clients to license comprehensive financial information applications and raw data more efficiently and cost-effectively.

QuoteMedia offers clients the advantages of a single source for a broad range of data, information, and services, including:

•	Streaming Real-time Data Feeds
•	Dynamic Content Web Displays
•	Data APIs, XML and JSON Data
•	News Feed Aggregation and Delivery
•	Mobile App Solutions
•	Complete Portfolio Management
•	Corporate Investor Relations Solutions
•	Research Information Supply
•	Custom Software Application Development

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

Products and Services

QuoteMedia has developed a full range of financial data and market information solutions which are licensed to our clients on a monthly, quarterly, or annual basis. Our products and services are divided into three main categories: Data Feed Services; Interactive Web Content and Data APIs; and Portfolio Management and Real-Time Quote Systems.

Data Feed Services

QuoteMedia offers comprehensive, low latency, tick-by-tick enterprise level streaming market data feeds delivered over the Internet or via dedicated telecommunication lines, as well as supplemental fundamental, historical, and analytical data, keyed to the same symbology which provides a complete market data solution to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. Data Feeds coverage includes equities, options, futures, commodities, currencies, mutual funds, ETFs, and indices. The data is normalized for ease of use and is provided in a wide range of formats and delivery methods. Data is available in real-time, delayed, and end-of-day format, as well as Level 1 and Level 2 (Market Depth).

QuoteMedia has also created Quotestream ConnectTM, a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering real-time data feeds to individual users to power 3rd party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges - resulting in significant savings for our clients in resources and exchange fees.

Interactive Content and Data APIs

QuoteMedia’s proprietary financial software applications and widgets (QModTM) comprise a unique suite of custom Web technologies that combine the power and depth of established financial databases with the flexibility and efficiency of the Web to deliver customized high-quality content to clients around the world. QuoteMedia financial data delivery application products and components comprise an extensive product line that spans the spectrum of Quote Modules, Charts, Market Movers, News, Watch Lists, Tickers, Market Summaries, Option Chains, Filings, Investor Relations Solutions, Fundamentals, Screeners and much more. Our lightweight and fast-loading applications provide an extensive array of information in a variety of delivery vehicles. All of our content solutions are completely customizable, embed directly into client Web pages for seamless integration with existing content, and are licensed to our Clients on a recurring subscription basis. Our Interactive Content and Data APIs include the following:

Quote Modules - allow users to enter information and look up various data points on equities, funds, rates, currencies and the markets. Our Quote Modules provide complete market data and supplemental data coverage. This comprehensive coverage consists of fundamental data (EPS, P/E ratio, dividends, yield, shares outstanding, market cap, etc.), analytical statistics (52 week high/low, moving averages, average volumes, moving performance numbers), historical EOD data (fully adjusted and keyed historical data), market updates, North American indices, market movers, actives, gainers, losers, company information (business description, address, phone, fax, auditors, officers, etc.), classification codes (sector, industry, NAICS, SIC, CIK, etc.), share statistics (shares outstanding, float, holdings, profitability, management effectiveness, short interest, short interest ratio), as well as broader market information such as bank rates and currency values. The data returned is compact, customizable, and incorporates comprehensive information, including charts, news, historical stock prices, market depth, filings, insiders, financials, and other information.

Real-Time Snap Quotes - Cost-effective, customizable, instant real-time quotes and market data, real-time charts, real-time level II, and real-time options. The real-time snap quote service features client-controlled entitlements, comprehensive online tracking, detailed reporting capabilities, and North American exchange fee capping. These features are unique to our company and result in greater efficiency and cost savings for our clients.

Market Indices - At-a-glance display of market conditions, fed directly from the major North American and international exchanges and index providers.

Charts - Markets and equity charting are available in a variety of formats. Static thumbnails or dynamic interactive charting is available to allow full market charting or individual stock performance displays, including comparisons to other equities or indices, as well as the ability to plot a wide range of technical studies.

Stock Screeners - Allow users to filter stocks based on a wide variety of selection criteria, including sector/industry, share price, market cap, exchange, EPS, P/E ratio, etc.

Fund Screeners - Allow users to filter US or Canadian mutual funds based on an array of different characteristics, including fund types, performance metrics, fee structures, etc.

News - Topic-based, sector-based and equity-based lookup of news stories and commentary relating to the markets, individual companies, or specific areas of interest.

Watch Lists - Display current values and trends for a group of user-defined equities and indices.

Market Statistics - Top gainers and losers on the day for a variety of exchanges and detailed statistical analysis of most actively traded stocks. A variety of economic indicators are also provided.

Financial Calendars - Including Corporate Events Calendars, Economic Calendars, Stock Market Holiday and Trading Calendars etc.

Wallboards - Deliver updating market data and news headlines in Real-Time for display to power the wall board for trade floors, classrooms or other wall displays. Ideal for displaying Indices, Commodities Prices (such as Gold, Silver, Oil and Gas), Currencies, Rates, News Headlines and Commentary, and can even incorporate a client’s own content or advertising.

Finance Calculators - Examples include: Bond Yield, Cost Basis, Future Asset Value, Loan Payment, Investment Calculator, Monthly Mortgage Payment, Present Asset Value, Rate of Return, Total Return, Currency Converter, etc.

Investor Relations - Information on current value, historical data, charting and news, and other data related to individual public companies for investor relations information provisioning. These products provide a turnkey and self-updating investor relations solution for corporate Web sites and their investors.

QModTM - QuoteMedia’s proprietary web delivery system, called QMod, was created for secure market data provisioning as well as ease of integration and unlimited customization and responsiveness. QMod is an extensible market data component JavaScript library used to deliver market data content to Web platforms powered by JSON back-ends. With extensibility in mind, QMod can be utilized to build custom applications on demand for clients as well as continue to improve existing and new components with ease. The resulting widgets are mobile-ready because they automatically re-size and optimize based on the type of device they are viewed on - whether a laptop, tablet, or any model of mobile phone. And, unlike competitive products, QMod is SEO friendly, providing self-generating, automatically updating content that is optimized for search engine indexing - whereas the content and associated links delivered through most competitors’ widgets are essentially invisible to search engine web crawlers.

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

Quotestream™ Desktop (Download), Web (Browser) and Mobile Apps

QuoteMedia’s proprietary software, Quotestream, is our unique, Web-delivered, embedded application providing real-time, tick-by-tick, streaming market quotes and research information. Quotestream is the next generation portfolio management system for nonprofessional users, with enhanced features and functionality compared to our original Quotestream product - most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and custom functionality. Quotestream is geared towards providing a professional-level experience to non-professional users. Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news and research information, and end-of-day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

Quotestream Web is the latest HTML5, browser-based version of Quotestream. No downloads or installations are required with this quick, lightweight and robust application. It is a sophisticated streaming portfolio management solution that only requires a browser, allowing users to track investments and access research data with ease.

The Quotestream Suite of products has been designed specifically for syndication and private branding by brokerage, banking, and other corporate clients. It can be fully integrated into existing user registration databases, portfolio systems and on-line trading systems, thus enabling any brokerage, clearing firm, bank or other corporation to seamlessly complement their existing product offerings and differentiate themselves from their competition.

QuoteMedia corporate clients purchase volume licenses for their customers, gaining significant increases in customer attraction, retention and activity, and increased revenues as a result.

Quotestream Web and Desktop offer the user custom portfolios and watchlists, market summaries, Level 1 and Level 2 data, a trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC filings, research, analysis and opinions, earnings forecasts, news, index/stock ticker, intraday and historical charting, interactive charting, desktop alerts, and email alerts. Users may fully customize their workspaces to suit their needs. The design also offers a very simple point-and-click and drag-and-drop navigation with little or no typing involved. Quotestream displays in full screen mode, providing a comprehensive professional trade terminal-style interface.

QuoteMedia’s Quotestream Mobile is a revolutionary mobile companion to the Desktop and Web product that allows users to access financial data, news, and charting in real-time or delayed modes, from handheld devices. Quotestream Mobile allows users to manage their portfolios and watchlists, and access market research on phones and tablets. Quotestream Mobile supports iOS™ and Android™.

Quotestream Mobile can be integrated with any brokerage/clearing firm’s existing on-line trading platform without the installation of expensive business enterprise servers. Additionally, the application is designed to allow private branding by brokerage, banking, and other corporate clients.

Quotestream Mobile, Quotestream Desktop, and Quotestream Web are true companion products as any changes made to portfolios in either application are automatically reflected in the other.

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

Quotestream Professional also features mobile access to the same portfolios and market data entitlements through mobile devices. The desktop and mobile applications work in a companion relationship, where any changes made on one device immediately transfer to the other.

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

Quotestream ConnectTM

Quotestream ConnectTM is a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering real-time data feeds to individual users to power third party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges - resulting in significant savings for our clients in resources and exchange fees.

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

•	Online brokerages	•	Mutual fund companies
•	Full-service brokerage firms	•	Internet service providers
•	Banks and other financial institutions	•	Media companies
•	Financial Web sites	•	Publishers and Data firms
•	Web portals	•	Wealth management companies
•	Public companies	•	Individual traders and investors
•	Investor relations firms	•	Securities exchanges

Our financial data services provide a sensible solution to the high up-front cost of in-house developed software. We leverage our technical talent and innovative infrastructure across multiple client platforms, thus creating an economical, efficient and scalable system that can manage and deliver information application capabilities to an unlimited number of entities from data centers and content feeds across the Internet and over dedicated lines. Our data feeds have among the lowest latency of any available in the market and are developed and delivered using technology that is more current than that used by many major competitors in this market. Our marketing strategy is based on the following key competitive advantages:

Superior Products - Our goal has always been to create the best products on the market. We develop all of our products in-house and take pride in creating quality applications. Our products stand out for their superior design, user-friendliness, ease of implementation, customizability, reliability, data speed, accuracy and comprehensiveness.

Custom Development - QuoteMedia’s ability to provide complete custom design and development services differentiates us from our competitors. We can create custom market data applications and software engineered precisely to our clients’ specifications, and the speed with which we are able to take a product from concept to deliverable truly sets us apart.

Data Speed and Quality - Our connections to the world’s exchanges for equities and derivatives have most sources of latency removed allowing us to deliver extremely fast, accurate, and reliable data.

Single Source Provider - Clients are eager to acquire premium market data feeds, financial applications, streaming solutions, and news and research information from a single source provider. Rather than having to license applications, information and market data from multiple sources, our clients enjoy the benefits of dealing with a single comprehensive market data supplier.

Cutting Edge Data Delivery Technology - We use state-of-the-art hardware and software systems for maximum speed and efficiency. This provides us with a distinct advantage over our competitors, most of whom use outdated data delivery technologies based on legacy style data networks.

Effective Marketing - We have implemented a marketing strategy that focuses on multiple markets for our products and services, from individual nonprofessional end users to corporate and institutional clients and their customers.

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

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg and Rifinitiv and Factset are some of the data providers in this highly competitive marketplace.

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

Employees

We currently have a total of 94 full-time employees, with 10 located in the United States and 84 located in Canada. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may hire additional employees during fiscal 2022 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A. RISK FACTORS.

You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Catastrophic events outside of our control may impact our business. The U.S. and global markets have, from time to time, experienced periods of disruptions due to a natural disaster, such as a tsunami, power shortage, or flood; public health crises, such as a pandemic or epidemic; political crises, such as terrorism, war, or other conflict; or other events outside of our control that may occur and adversely impact our business and operating results. The outbreak of the COVID-19 pandemic and the resulting response by governments and individuals around the world has caused instability in global economies. The conflict in Ukraine has also caused instability in global economies. We will closely monitor the impact of the COVID-19 pandemic and the conflict in the Ukraine on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. The extent to which COVID-19 and the Ukraine conflict may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

Declining activity levels in the securities markets or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The recent uncertainty in the global financial markets could result in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It could also lead to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets, while other demand is static and is not dependent on activity levels. In the event that a downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected.

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2021 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions, and this trend may continue into 2022. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms could lower demand for our services. The recent recession in 2020 resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires July 31, 2025. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 30, 2026.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “QMCI.” As of March 8, 2022, there were approximately 155 holders of record of our common stock. As of March 8, 2022, the closing price for our common stock was $0.16.

As of March 8, 2022, there were 125,885 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock have a redeemable value of $25 and is convertible into 83.33 shares of our common stock if the common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During 2021, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

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

We have three general product lines: Interactive Content and Data APIs, Data Feed Services, and Portfolio Management Systems. For financial reporting purposes, our product categories share similar economic characteristics and share costs; therefore, they are combined into one reporting segment.

Our Interactive Content and Data APIs consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All of our content solutions are completely customizable and embed directly into client Web pages for seamless integration with existing content. We are continuing to develop and launch new modules of QModTM, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers search engine optimized (SEO) ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages - automatically resizing and reformatting to fit the device on which it is displayed.

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines, and supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. For financial reporting purposes, Data Feed Services revenue is included in the Interactive Content and Data APIs revenue totals.

Our Portfolio Management Systems consist of QuotestreamTM, Quotestream Mobile, Quotestream Professional, and our Web Portfolio Management systems. Quotestream Desktop is an Internet-based streaming online portfolio management system that delivers real-time and delayed market data to both consumer and corporate markets. Quotestream has been designed for syndication and private branding by brokerage, banking, and Web portal companies. Quotestream’s enhanced features and functionality - most notably tick-by-tick true streaming data, significantly enhanced charting features, and a broad range of additional research and analytical content and functionality - offer a professional-level experience to nonprofessional users.

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

Quotestream Mobile is a true companion product to the Quotestream desktop products (Quotestream and Quotestream Professional) - any changes made to portfolios in either the desktop or mobile application are automatically reflected in the other.

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to three years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data APIs and Market Data Feeds are licensed for a monthly, quarterly, annual, or semi-annual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to three years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

Business Environment and Trends

The global financial markets experienced extreme volatility and disruption over the past couple years due to the COVID-19 pandemic. While global financial markets are recovering, risk still exists; therefore, we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. Most of our employees, particularly in Canada, continue to work remotely. While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 led some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us in the early stages of the pandemic. While the impact of COVID-19 appears to be diminishing, we are focused on maintaining a strong balance sheet and liquidity position and will continue to closely monitor the potential impact of COVID-19 and adjust our response going forward as circumstances dictate.

Recent events in the Ukraine and Russia have also caused disruptions in the global financial markets. While we do not have any operations or customers in the Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

In the first quarter of 2022 we signed statements of work with two large multinational financial institutions to start services while their contracts are being finalized. Based on those new contracts and our other clients currently under contract, we expect comparable revenue growth in fiscal 2022 to the 22% revenue growth we achieved in 2021. We expect to significantly improve upon the $212,372 net income figure reported in 2021, however, as we are anticipating higher gross margins in 2022.

Plan of Operation

In 2022 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. This expansion is expected to result in both increased revenue and costs in 2022.

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

QuoteMedia will continue to focus on increasing the sales of its Interactive Content and Data APIs, particularly in the context of large-scale enterprise deployments encompassing solutions ranging across several product lines. QMod is a major component of this strategy, given the broad demand for mobile-ready, SEO-friendly Web content.

Important development projects for 2022 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Capitalized Application Software

Capitalized software costs include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life. We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board (“FASB”) ASC 350-40, Internal-Use Software. The most significant estimates are the allocation of our development personnel’s time working on capitalized internally developed software .

For the years ended December 31, 2021 and 2020, the Company capitalized $2,201,224 and $1,673,689 of costs, respectively, related to upgrades and enhancements made to existing software applications. For the years ended December 31, 2021 and 2020, amortization expenses associated with the internally developed application software was $1,462,039 and $1,125,918, respectively. At December 31, 2021, the remaining book value of the capitalized application software was $3,002,078.

Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the timing and impact of adopting ASU 2020-06 on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31
	2021	2020	Change ($)	Change (%)

Corporate Quotestream	$6,399,618	$4,520,099	$1,879,519	42%
Individual Quotestream	2,281,966	1,871,728	410,238	22%
Total Portfolio Management Systems	8,681,584	6,391,827	2,289,757	36%
Interactive Content and Data APIs	6,492,788	6,010,397	482,391	8%
Total Licensing Revenue	$15,174,372	$12,402,224	$2,772,148	22%

Total licensing revenue increased 22% when comparing the years ended December 31, 2021 and 2020. The increase is a result of a 36% increase in revenue from licensing our Portfolio Management Systems and 8% increase in revenue from our Interactive Content and Data APIs.

Total Portfolio Management System revenue increased by 36% when comparing the years ended December 31, 2021 and 2020, due to increases in both Corporate Quotestream and Individual Quotestream revenue.

Corporate Quotestream revenue increased 42% for the year ended December 31, 2021 from the comparative period in 2020 due to new contracts signed since the comparative period and an increase in the number of subscribers for existing clients. The increase is due to new products added over the past couple years that are continuing to gain traction in the market, as well as improvements and upgrades made to our existing Portfolio Management products as we continue to improve functionality and add new data offerings. The increase is also due to stock exchange fee price increases passed on to our customers. Finally, we believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to continue for the foreseeable future.

Individual Quotestream revenue increased 22% for the year ended December 31, 2021 from the comparative period in 2020. There were increases in total users and average revenue per user, which can be attributed to new marketing efforts initiated since the comparative periods and more customers working remotely due to COVID-19.

Interactive Content and Data APIs revenue increased 8% for the year ended December 31, 2021 from the comparative period in 2020 due to an increase in new customers. The success of new products introduced over the past couple years such as QModTM and the expansion of our data coverage have allowed us to attract new clients.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2021	2020	Change ($)	Change (%)

Cost of revenue	$8,438,658	$6,702,321	$1,736,337	26%

Gross profit	$6,735,714	$5,699,903	$1,035,811	18%

Gross margin %	44%	46%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

We launched a major growth initiative starting in early 2020, investing in infrastructure, new product development, data collection, and the expansion of our global market coverage. As a result, our cost of revenue increased 26% for the year ended December 31, 2021 from the comparative period in 2020. We incurred increased stock exchange fees related to increased usage and new market data added in 2021, and a $336,121 increase in amortization expense associated with internally developed application software.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 44% in 2021 from 46% in 2020. Our gross margins have also been impacted by our revenue mix, as our Portfolio Management System revenue has been growing at a higher rate than our Interactive Content and Data APIs revenue which has more fixed costs and higher gross margins.

Operating Expenses Summary

	Years ended December 31
	2021	2020	Change ($)	Change (%)

Sales and marketing	$2,507,169	$2,214,815	$292,354	13%
General and administrative	2,538,429	2,479,037	59,392	2%
Software development	1,712,558	1,649,765	62,793	4%
Total operating expenses	$6,758,156	$6,343,617	$414,539	7%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 13% when comparing the years ended December 31, 2021 and 2020 mainly due to an increase in salaries from personnel added during the year to support our growth initiative.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative increased 2% when comparing the years ended December 31, 2021 and 2020. Increase was mainly due to an increase in professional fees offset by a decrease in bad debts as we experienced unusually high bad debts in 2020 due to COVID-19.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 4% for the year ended December 31, 2021 when compared to fiscal 2020. This increase was mainly due to hiring additional development personnel required to expand our product lines and improve our infrastructure.

We capitalized $2,201,222 of development costs for the year ended December 31, 2021, compared to $1,673,689 in 2020. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2021	2020

Foreign exchange gain (loss)	$107,382	$(3,791)
Interest expense	(2,641)	(4,582)
Other income	133,257	8,000
Total other income and (expenses)	$237,998	$(373)

Foreign Exchange Gain (Loss)

We incurred a foreign exchange gain of $107,382 for the year ended December 31, 2021 compared to foreign exchange loss of $3,791 for the year ended December 31, 2020.

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

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $2,641 was incurred for the year ended December 31, 2021, compared to $4,582 incurred for the year ended December 31, 2020.

Other Income

Other income was $133,257 for the year ended December 31, 2021. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income. No other income was recognized in the comparative 2020 period. See Financial Statement Note 12 “Paycheck Protection Program”.

Provision for Income Taxes

In 2021, the Company recorded Canadian income tax expense of $3,184, compared to a Canadian income tax expense of $2,237 in 2020.

Net Income (loss) for the Period

As a result of the foregoing, net income for the year ended December 31, 2021 was $212,372 compared to net loss of $646,324 for the year ended December 31, 2020. Basic earnings (loss) per share was $0.00 and $(0.01) for the years ended December 31, 2021 and 2020, respectively. Diluted earnings per share was $0.00 and $(0.01) for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our cash totaled $258,705 at December 31, 2021, as compared with $417,910 at December 31, 2020, a decrease of $159,205. Net cash of $2,158,387 was provided by operations for the year ended December 31, 2021, primarily due to the net income during the period adjusted for non-cash charges, an increase in accounts payable, and a decrease in prepaid expenses. Net cash used in investing activities for the year ended December 31, 2021 was $2,305,627 resulting primarily from capitalized application software costs. If circumstances dictate, however, we have the flexibility to reduce development spending to maintain a strong liquidity position. Cash used in financing activities for the year ended December 31, 2021 was $11,965 from repayment of finance lease obligations.

We typically operate with a working capital deficit. As of December 31, 2021 our working capital deficit is $2,097,067, however current liabilities include $622,497 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

As discussed above in the “Business Environment and Trends” section, in the first quarter of 2022 we signed statements of work with two large multinational financial institutions. Pursuant to those contracts, to date we have received upfront development payments totaling $400,000 in 2022.

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

ITEM 6A. Quantitative and qualitative disclosures about market risk.

Not required.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, Notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	79	Chairman of the Board

Keith J. Randall	55	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	54	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2021 and 2020 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2021	$185,000	-	-	-	$185,000
Chief Executive Officer &	2020	$185,000	-	-	-	$185,000
CFO, QuoteMedia, Inc.

David M. Shworan (4)	2021	$400,000	-	-	-	$400,000
Chief Executive Officer,	2020	$350,000	$50,000	-	-	$400,000
QuoteMedia, Ltd.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)

Mr. Randall is our Chief Financial Officer, and effective March 31, 2018, was also appointed Chief Executive Officer, and Director. Mr. Randall has retained his role as Chief Financial Officer and will serve as both “Principal Executive Officer” and “Principal Financial and Accounting Officer”.

(4)

Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. In 2020 Mr. Shworan was paid a base salary of $350,000 and was awarded a bonus of $50,000 which was accrued as of December 31, 2020 and paid in 2021.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Common Stock Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025
	2,500,000	1,500,000	$0.100	28-Dec-2037

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	100,000	-	$0.035	26-Oct-2027

	Number of Securities Underlying Unexercised Preferred Stock Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	1,250	-	$1.00	28-Dec-2047
	15,000	-	$1.00	01-Jan-2048
	15,000	-	$1.00	01-Jan-2049
	-	382,243	$1.00	28-Dec-2037

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2021. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2021, computed in accordance with FASB ASC 718, Stock Compensation.

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

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	41,401,800	40.8%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	43,806,062	42.6%

5% Stockholders (6)	6,478,027	7.2%

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

(3)	Represents the following:

•	10,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to acquire directly 8,850,000 shares of common stock

•	17,002,500 shares owned by Mr. Shworan’s wife

•	1,037,500 shares of common stock owned by Bravenet Web Services, Inc. and vested options and warrants to acquire 1,480,000 shares of common stock. Mr. Shworan is a control person of Bravenet Web Services, Inc. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein

•	Vested options and warrants to acquire 2,520,000 shares of common stock owned by Harrison Avenue Holdings Ltd. Mr. Shworan is a control person of Harrison Avenue Holdings Ltd. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein

•	See also Item 11, “Executive Compensation - Employment Agreements.”

(4)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(5)	Represents 493,976 shares of common stock and vested options and warrants to acquire 300,000 shares of common stock.

(6)	Represents 6,478,027 shares of our common stock owned by Sue Guelpa.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	4,720,000	$0.04	7,929,628

Equity Compensation Plans not approved by stockholders	21,052,803	$0.03	N/A
Total	25,772,803		7,329,628

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2021, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2021, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2021, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

Eligibility and Administration

The persons eligible to receive awards under the 2003 plan are the officers, directors, employees, and independent contractors of our company. The 2003 plan is to be administered by a committee designated by our Board of Directors consisting of not less than two directors, each member of which must be a “nonemployee director” as defined under Rule 16b-3 under the Exchange Act and an “outside director” for purposes of Section 162(m) of the Code. However, except as otherwise required to comply with Rule 16b-3 of the Exchange Act, or Section 162(m) of the Code, our Board of Directors may exercise any power or authority granted to the committee. Subject to the terms of the 2003 plan, the committee or our Board of Directors is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2003 plan, and make all other determinations that may be necessary or advisable for the administration of the 2003 plan.

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

Acceleration of Vesting; Change in Control

The committee or our Board of Directors may in the case of a “change of control” of our company, as defined in the 2003 plan, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award (including the cash settlement of SARs and “limited SARs” which may be exercisable in the event of a change in control). In addition, the committee or our Board of Directors may provide in an award agreement that the performance goals relating to any performance-based award will be deemed met upon the occurrence of any “change in control.” Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined “change in control price,” which will be the higher of

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2021, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. For the years ended December 31, 2021 and 2020, there was $11,970 and $7,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by Nasdaq.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2021 and 2020 by Moss Adams LLP, our principal accountants, are as follows:

	2021	2020

Audit Fees	$108,985	$104,515
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

Date: March 30, 2022	QUOTEMEDIA, INC.

	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 30, 2022
Robert J. Thompson

/s/ David M. Shworan	Director	March 30, 2022
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer and	March 30, 2022
Keith J. Randall	Director (Principal Executive and Financial and Accounting Officer)

QuoteMedia, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Quotemedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotemedia, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Capitalized Software Development Costs

As described in Note 6 to the consolidated financial statements, the Company capitalizes certain development costs that relate to internal-use software incurred during the application development stage. These costs may be related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $3.0 million as of December 31, 2021. The Company capitalized $2.2 million of internal-use software development costs during the year ended December 31, 2021.

The principal consideration for our determination that capitalized internal-use software development costs is a critical audit matter is the degree of subjectivity involved in management’s assessment of which projects met the capitalization criteria, stage of development, and nature of costs that qualify for capitalization. This in turn led to a high degree of auditor subjectivity and effort in performing procedures and evaluating evidence relating to management’s process of identifying projects and the stage of development and related development activities within those projects that qualify for capitalization in accordance with the applicable accounting standards.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s process to identify development projects and development costs qualifying for capitalization,

•	Evaluating management’s listing of active development projects by review of project reports and discussions with development personnel to assess the reasonableness as to whether the activities were demonstrative of the capitalization criteria in accordance with the applicable accounting guidance,

•	Obtaining a schedule compiled by management to compute the capitalized costs by project and performing testing over the completeness and mathematical accuracy of the hours and payroll rates included within the schedule,

•	Testing a sample of the Company’s capitalized costs by validating the nature of the activities performed and time devoted to capitalizable activities through discussion with individual software developers and project managers, and

•	Agreeing the calculated amounts for capitalization to underlying payroll data to evaluate the reasonableness of hourly rates used for cost capitalization.

/s/ Moss Adams LLP

Phoenix, Arizona

March 30, 2022

We have served as the Company’s auditor since 2017.

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$258,705	$417,910
Accounts receivable, net	624,127	698,334
Prepaid expenses	220,399	108,477
Other current assets	39,226	113,826
Total current assets	1,142,457	1,338,547

Deposits	16,005	15,886
Property and equipment, net	3,417,977	2,755,537
Goodwill	110,000	110,000
Intangible assets	64,856	61,914
Operating lease right-of-use assets	829,960	671,402

Total assets	$5,581,255	$4,953,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,434,389	$2,026,741
Deferred revenue	622,497	544,902
Current portion of operating lease liabilities	180,544	164,843
Current portion of finance lease liabilities	2,094	11,951
Total current liabilities	3,239,524	2,748,437

Paycheck Protection Program loan (Note 12)	-	133,257
Long-term portion of operating lease liabilities	532,782	504,783
Long-term portion of finance lease liabilities	-	2,108

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at December 31, 2021 and December 31, 2020	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at December 31, 2021 and December 31, 2020	90,479	90,479
Additional paid-in capital	19,637,759	19,605,883
Accumulated deficit	(20,903,146)	(21,115,518)
Total stockholders’ deficit	(1,174,908)	(1,419,156)

Total liabilities and stockholders’ deficit	$5,581,255	$4,953,286

The accompanying notes are an integral part of these consolidated financial statements.

 QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2021	2020

REVENUE	$15,174,372	$12,402,224

COST OF REVENUE	8,438,658	6,702,321

GROSS PROFIT	6,735,714	5,699,903

OPERATING EXPENSES

Sales and marketing	2,507,169	2,214,815
General and administrative	2,538,429	2,479,037
Software development	1,712,558	1,649,765
	6,758,156	6,343,617

OPERATING LOSS	(22,442)	(643,714)

OTHER INCOME (EXPENSES), NET

Foreign exchange gain (loss)	107,382	(3,791)
Interest expense	(2,641)	(4,582)
Other income	133,257	8,000
	237,998	(373)

INCOME (LOSS) BEFORE INCOME TAXES	215,556	(644,087)

Income tax expense	(3,184)	(2,237)

NET INCOME (LOSS)	$212,372	$(646,324)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	119,313,662	90,477,798

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2021 and 2020

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, January 1, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,568,011	$(20,469,194)	$(810,704)

Stock-based compensation					37,872		37,872

Net loss						(646,324)	(646,324)

Balance, December 31, 2020	123,685	2,983,857	90,477,798	90,479	19,605,883	(21,115,518)	(1,419,156)

Stock-based compensation					31,876		31,876

Net income						212,372	212,372

Balance, December 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,637,759	$(20,903,146)	$(1,174,908)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2021	2020
OPERATING ACTIVITIES:

Net income (loss)	$212,372	$(646,324)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,640,245	1,331,910
Stock-based compensation expense	31,876	37,872
Gain on forgiveness of PPP loan (Note 12)	(133,257)	-
Changes in assets and liabilities:
Accounts receivable	74,207	(17,575)
Prepaid expenses	(111,922)	(5,384)
Other current assets	74,600	(66,033)
Deposits	(119)	198
Accounts payable, accrued and other liabilities	292,790	727,756
Deferred revenue	77,595	(34,441)
Net cash provided by operating activities	2,158,387	1,327,979

INVESTING ACTIVITIES:

Purchase of fixed assets	(94,406)	(134,193)
Purchase of intangible assets	(9,999)	(17,127)
Capitalized application software	(2,201,222)	(1,673,689)
Net cash used in investing activities	(2,305,627)	(1,825,009)

FINANCING ACTIVITIES:

Proceeds from Paycheck Protection Program loan	-	133,257
Repayment of finance lease obligations	(11,965)	(33,804)
Net cash provided by (used in) financing activities	(11,965)	99,453

Net decrease in cash and cash equivalents	(159,205)	(397,577)

Cash and cash equivalents, beginning of period	417,910	815,487

Cash and cash equivalents, end of period	$258,705	$417,910

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

e) Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts and related bad debt expense decreased in the year ended December 31, 2021 due to de-escalation of risk related to COVID as some customers altered their payment pattern during the pandemic and are recovering. The allowance for doubtful accounts was $150,000 and $175,000 at December 31, 2021 and 2020, respectively. Bad debt expense for the years ended December 31, 2021 and 2020 were $38,061 and $203,257, respectively.

f) Property and equipment

Fixed assets are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. There were no fixed assets retired during the years ended December 31, 2021 and 2021.

Capitalized software development include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. The majority of the capitalized costs relate to a portion of the salaries and other related costs for our software engineers. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2021 and 2020.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h) Income taxes

Income taxes are provided in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carryforwards. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities. Any interest and penalties are recorded as part of income tax expense.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. The Company recorded Canadian income tax expense of $3,184 and $2,237 for the years ended December 31, 2021 and 2020, respectively (see Note 8).

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

j) Software development expenses

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications. The Company expensed $1,712,558 and $1,649,765 in software development costs during the years ended December 31, 2021 and 2020, respectively (see Note 6).

k) Revenue

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. We license financial market data information on a monthly, quarterly, or annual basis. Our products and services are divided into two main categories: Interactive Content and Data Applications and Portfolio Management and Real-Time Quote Systems. Subscriptions are sold for a fixed fee and revenue is recognized ratably over the term of the subscription. The Company does not provide the customer with the right to take possession of its software products at any time.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company executes a signed contract with the customer that specifies services to be provided, the payment amounts and terms, and the period of service, among other terms

Contract Balances

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

Cost of revenue

Cost of revenue primarily consists of customer support personnel-related compensation expenses, including salaries, bonuses, benefits, payroll taxes, and stock-based compensation expense, as well as expenses related to third-party hosting costs, software license fees, amortization of capitalized software development costs, amortization of acquired technology intangible assets, and allocated overhead.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l) Financial instruments

Financial instruments consist principally of cash, accounts receivable, accounts payable and notes payable. We believe that the fair value of financial instruments approximates the recorded book value of those instruments due to the short-term nature of the instruments, or stated interest rates that approximate market interest rates.

m) Stock-Based Compensation

Stock-based compensation awards are measured at their fair value on the date of grant with the expense recognized, net of estimated forfeitures, over the related service or performance period on a straight-line basis . We used the Black-Scholes valuation model to calculate the fair value of common stock options and warrants.

n) Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023. The Company is currently assessing the timing and impact of adopting ASU 2020-06 on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. LIQUIDITY

The Company had net income of $212,372 for the year ended December 31, 2021 and net cash of $2,158,387 was provided by operating activities, and although we have a working capital deficit of $2,097,067 as of December 31, 2021, current liabilities include $622,497 in deferred revenue and the expected costs necessary to realize the deferred revenue in 2021 are minimal.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following for the years ended December 31,

	2021	2020

Portfolio Management Systems
Corporate Quotestream	$6,399,618	$4,520,099
Individual Quotestream	2,281,966	1,871,728
Interactive Content & Data APIs	6,492,788	6,010,397
Total revenue	$15,174,372	$12,402,224

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$544,902
Revenue recognized in the current period from the amounts in the beginning balance	(422,118)
New deferrals, net of amounts recognized in the current period	500,936
Effects of foreign currency translation	(1,223)
Balance at December 31, 2021	$622,497

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2021, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. For the years ended December 31, 2021 and 2020, there was $11,970 and $7,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

5. LEASES

We have operating leases for corporate offices and finance leases for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. We determine if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on our consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on our consolidated balance sheets. The Company renewed its lease for office space in Parksville, Canada as of May 1, 2021 for an additional 5 years resulting in a right of use asset and an offsetting lease liability of $233,978. The Company renewed its lease for office space in Vancouver, Canada as of August 1, 2020 for an additional 5 years resulting in a right of use asset and an offsetting lease liability of $507,753.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases at December 31, was as follows:

	2021	2020

Operating Leases

Operating lease right-of-use assets, net	$829,960	$671,402

Current portion of operating lease liability	$180,544	$164,843
Long-term portion of operating lease liability	532,782	504,783
Total operating lease liability	$713,326	$669,626

Finance Leases

Computer equipment on financing lease	$11,929	$101,049
Less: accumulated depreciation	11,929	85,936
Computer equipment on financing lease, net	$-	$15,113

Current portion of finance lease liability	2,094	11,951
Long-term portion of finance lease liability	-	2,108
Total finance lease liability	$2,094	$14,059

	2021	2020

Weighted Average Remaining Lease Term
Operating leases	3.6 years	4.1 years
Finance leases	0.8 years	0.9 years

Weighted Average Discount Rate
Operating leases	9.8%	9.7%
Finance leases	7.5%	8.8%

Maturities of lease liabilities were as follows:

Year ending December 31	Operating Leases	Finance Leases

2022	$242,524	$2,151
2023	229,856	-
2024	215,966	-
2025	144,686	-
2026	20,490	-
Total lease payments	853,522	2,151
Less imputed interest	(140,196)	(57)
Total	$713,326	$2,094

The components of lease expense for the years ended December 31, were as follows:

	2021	2020
Operating lease costs:
Operating lease costs	$259,191	$241,421
Short-term lease costs	89,634	93,530
Total operating lease costs	$348,825	$334,951

Finance lease costs:
Amortization	$15,113	$31,855
Interest	422	2,926
Total finance lease cost	$15,535	$34,781

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$262,060	$241,858
Operating cash flows from finance leases	422	2,926
Financing cash flows from finance leases	11,965	34,258

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	233,978	507,753

6. PROPERTY AND EQUIPMENT

At December 31:

	2021	2020

Computer equipment	$1,330,548	$1,237,396
Office furniture and equipment	26,719	25,387
Leasehold improvements	13,573	13,651
Capitalized application software	13,475,108	11,273,884
Total property and equipment	14,845,948	12,550,318
Less: accumulated depreciation and amortization	(11,427,971)	(9,794,781)
Property and equipment, net	$3,417,977	$2,755,537

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease
Capitalized application software	3 years

For the years ended December 31, 2021 and 2020, the Company capitalized $2,201,222 and $1,673,689 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2021 and 2020, amortization expenses associated with the internally developed application software was $1,462,039 and $1,125,918, respectively. At December 31, 2021, the remaining book value of the capitalized application software was $3,002,078.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2021 and 2020 was $171,149 and $199,513, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

At December 31:

	2021	2020

Intangible assets:
Software licenses	$121,845	$121,845
Domain names	20,569	10,570
	142,414	132,415
Less: accumulated amortization	(77,558)	(70,501)
Total intangible assets, net	$64,856	$61,914

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the purchase option is 5 years which is the term of the option. The useful life of the software licenses and domain names is estimated to be 20 years. Amortization expense for amortized intangible assets was $7,057 and $6,478 for the years ended December 31, 2021 and 2020, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2022	$7,121
2023	7,121
2024	7,121
2025	7,121
2026	7,121
Thereafter	29,251
Total	$64,856

Goodwill is reported as an indefinite life intangible asset. We evaluate goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill. Through December 31, 2021 we have not had any goodwill impairment.

8. INCOME TAXES

We account for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020

Tax provision (benefit) at the statutory rate of 21%	$43,916	$(136,209)
State income taxes, net of federal income tax	8,095	(25,108)
Stock-based compensation	6,694	7,953
Change in federal NOL	2,703	(2,846)
Change in valuation allowance	9,000	165,505
Change in other items	(70,408)	(9,295)
State income tax expense (benefit)	64	51
Canadian income tax expense (benefit)	3,184	2,237
Income tax expense	$3,248	$2,288

In 2021, the Company recorded Arizona income tax expense of $64 and Canadian income tax expense of $3,184. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $12,250,000 and $2,408,000 which expire in varying amounts through the year 2040.

The components of our deferred tax asset (liabilities) at December 31, 2021 and 2020 are as follows:

	2021	2020

Tax effect of net operating loss carryforward	$2,703,000	$2,509,000
Property & equipment	4,000	5,000
Intangibles	(730,000)	(552,000)
Other	36,000	42,000
Less valuation allowance	(2,013,000)	(2,004,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $10,000 for the year ended December 31, 2021. This is primarily due to the increase of federal and state net operating losses.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2017-2021) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

a) Redeemable convertible preferred shares

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s Preferred Stock were designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights.

At December 31, 2021, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the years ended December 31, 2021 and 2020.

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

b) Common stock

No shares of common stock were issued during the years ended December 31, 2021 and 2020.

c) Stock Options and Warrants

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2021, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2021, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

Total estimated stock-based compensation expense, related to all the Company’s stock-based awards was comprised as follows:

	2021	2020

Sales and marketing	$16,956	$27,072
General and administrative	14,920	10,800
Stock based compensation expense	$31,876	$37,872

Common Stock Options and Warrants

The following table summarizes our common stock option and warrant activity for the years ended December 31, 2021 and 2020:

	Common Stock Options and Warrants	Weighted- Average Grant Date Exercise Price

Outstanding at January 1, 2020	26,372,803	$0.06
Forfeited during the period	-	$0.00
Outstanding at December 31, 2020	26,372,803	$0.06
Granted during the period	1,030,000	$0.04
Forfeited during the period	(1,630,000)	$0.04
Outstanding at December 31, 2021	25,772,803	$0.06

The following table summarizes our non-vested common stock option and warrant activity for the years ended December 31, 2021 and 2020:

	Common Stock Options and Warrants	Weighted- Average Grant Date Exercise Price

Non-vested at January 1, 2020	5,625,000	$0.08
Vested during the period	(1,925,000)	$0.08
Non-vested at December 31, 2020	3,700,000	$0.08
Vested during the period	(1,675,000)	$0.08
Non-vested at December 31, 2021	2,025,000	$0.08

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2021:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2021	Life (Years)	Price	2021	Price

$0.03-0.10	25,772,803	7.6	$0.06	23,747,803	$0.06

At December 31, 2021, there was $15,513 of unrecognized compensation cost related to non-vested options granted to purchase common stock which is expected to be recognized over a weighted-average period of 0.7 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2021, the aggregate intrinsic value of options and warrants outstanding was $2,632,382. The aggregate intrinsic value of options and warrants exercisable was $2,476,757. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2021. The probability is re-evaluated each reporting period. As of December 31, 2021, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of December 31, 2021 and 2020, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 26 years. As of December 31, 2021, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2021 and 2020.

10. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2021 and 2020 are as follows:

	2021	2020

Net income (loss)	$212,372	$(646,324)

Weighted average common shares used to calculate net income (loss) per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-
Stock options and warrants to purchase common stock	16,029,293	-
Weighted average common shares used to calculate diluted net income (loss) per share	119,313,662	90,477,798

Net income (loss) per share – basic	$0.00	$(0.01)
Net income (loss) per share – diluted	$0.00	$(0.01)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the year ended December 31, 2021 and 2020 are shown below:

	2021	2020

Warrants to purchase redeemable convertible preferred stock	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671
Stock options and warrants to purchase common stock	-	12,696,569
Total potential common shares excluded	-	25,503,140

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2021	2020

Cash paid for
Interest	$2,641	$4,614

SBA grant (see Note 12)	$-	8,000

The non-cash amounts related to right-of-use assets obtained in exchange for lease obligations are noted below for the years ended December 31,2021 and 2020:

	2021	2020

Right-of-use assets obtained in exchange for lease obligations	$233,978	$507,753

There were no non-cash amounts related to the purchase of fixed assets under finance leases for the years ended December 31, 2021 and 2020.

12. PAYCHECK PROTECTION PROGRAM

On April 24, 2020, the Company received an $8,000 grant as part of the Economic Injury Disaster Loan program through the Small Business Administration (“SBA”). The SBA grant was recorded as other income on our consolidated statements of operations in 2020. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP loan was forgiven in its entirety on February 19, 2021. In accordance with ASC 470, Debt, the forgiveness of the loan was recognized as other income on our consolidated statements of operations.

13. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2021 and 2020, revenue from Canada accounted for approximately 28% of total revenue.

14. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined there are no other subsequent event activity required disclosure.

