Form 10-Q
period 2022-03-31
QUOTEMEDIA INC
filed 2022-05-13
CIK 1101433

quotemedia

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

The Registrant has 90,477,798 shares of common stock outstanding as at May 2, 2022.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2022

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2022 and 2021	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$395,542	$258,705
Accounts receivable, net	835,409	624,127
Prepaid expenses	209,989	220,399
Other current assets	22,909	39,226
Total current assets	1,463,849	1,142,457

Deposits	16,204	16,005
Property and equipment, net	3,552,189	3,417,977
Goodwill	110,000	110,000
Intangible assets	63,075	64,856
Operating lease right-of-use assets	817,148	829,960

Total assets	$6,022,465	$5,581,255

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,373,264	$2,434,389
Deferred revenue	953,168	622,497
Current portion of operating lease liabilities	185,660	180,544
Current portion of finance lease liabilities	1,404	2,094
Total current liabilities	3,513,496	3,239,524

Long-term portion of operating lease liabilities	491,115	532,782

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized: Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; Shares issued and outstanding: 123,685 at March 31, 2022 and December 31, 2021	2,983,857	2,983,857
Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at March 31, 2022 and December 31, 2021	90,479	90,479
Additional paid-in capital	19,641,998	19,637,759
Accumulated deficit	(20,698,480)	(20,903,146)
Total stockholders’ deficit	(966,003)	(1,174,908)

Total liabilities and stockholders’ deficit	$6,022,465	$5,581,255

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2022	2021

REVENUE	$4,263,796	$3,606,218

COST OF REVENUE	2,240,116	2,063,640

GROSS PROFIT	2,023,680	1,542,578

OPERATING EXPENSES

Sales and marketing	692,643	638,864
General and administrative	671,891	607,240
Software development	470,056	407,288
	1,834,590	1,653,392

OPERATING PROFIT (LOSS)	189,090	(110,814)

OTHER INCOME (EXPENSES)

Foreign exchange gain	17,590	2,448
Interest expense	(1,224)	(1,008)
Other income (Note 8)	-	133,257
	16,366	134,697

INCOME BEFORE INCOME TAXES	205,456	23,883

Income tax expense	(790)	(796)

NET INCOME	$204,666	$23,087

EARNINGS PER SHARE

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798
Diluted	119,835,799	119,810,697

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three months ended March 31, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,637,759	$(20,903,146)	$(1,174,908)

Stock-based compensation	-	-	-	-	4,239	-	4,239

Net income	-	-	-	-	-	204,666	204,666

Balance, March 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$19,641,998	$(20,698,480)	$(966,003)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three months ended March 31, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$19,605,883	$(21,115,518)	$(1,419,156)

Stock-based compensation	-	-	-	-	6,939	-	6,939

Net income	-	-	-	-	-	23,087	23,087

Balance, March 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$19,612,822	$(21,092,431)	$(1,389,130)

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES:

Net income	$204,666	$23,087

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,095	347,788
Stock-based compensation expense	4,239	6,939
Gain on forgiveness of PPP loan (Note 8)	-	(133,257)
Changes in assets and liabilities:
Accounts receivable	(211,282)	205,174
Prepaid expenses	10,410	(97,139)
Other current assets	16,317	75,064
Deposits	(199)	(208)
Accounts payable, accrued and other liabilities	(84,864)	511,619
Deferred revenue	330,671	(3,040)
Net cash provided by operating activities	757,053	936,027

INVESTING ACTIVITIES:

Purchase of fixed assets	(13,374)	(31,059)
Purchase of intangible assets	-	(9,999)
Capitalized application software	(606,152)	(489,307)
Net cash used in investing activities	(619,526)	(530,365)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	(690)	(8,073)
Net cash used in financing activities	(690)	(8,073)

Net increase in cash	136,837	397,589

Cash and equivalents, beginning of period	258,705	417,910

Cash and equivalents, end of period	$395,542	$815,499

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2022 through the filing of this report.

As of March 31, 2022, the Company has a working capital deficit of $2,049,647. Our current liabilities include deferred revenue of $953,168. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended December 31, 2021 contained in our Form 10-K filed with the Securities and Exchange Commission dated March 30, 2022.

Risks and Uncertainties

Recent events in the Ukraine and Russia have caused disruptions in the global financial markets. While we do not have any operations or customers in the Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $150,000 as of March 31, 2022 and December 31, 2021. Bad debt expense was $5,558 and $19,822 for the three months ended March 31, 2022 and 2021, respectively.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

e) Accounting Pronouncements

Recently Adopted

There are no new recently adopted accounting pronouncements for the three months ended March 31, 2022.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three months ended March 31,
	2022	2021
Portfolio Management Systems:
Corporate Quotestream	$1,716,097	$1,454,072
Individual Quotestream	553,461	562,787
Interactive Content and Data APIs	1,994,238	1,589,359
Total revenue	$4,263,796	$3,606,218

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2021	$622,497
Revenue recognized in the current period from the amounts in the beginning balance	(208,768)
New deferrals, net of amounts recognized in the current period	539,390
Effects of foreign currency translation	49
Balance at March 31, 2022	$953,168

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At March 31, 2022 and December 31, 2021, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At March 31, 2022 and December 31, 2021, there was $12,383 and $11,970, respectively, due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating Leases

Operating lease right-of-use assets	$817,148	$829,960

Current portion of operating lease liability	$185,660	$180,544
Long-term portion of operating lease liability	491,115	532,782
Total operating lease liability	$676,775	$713,326

Finance Leases

Computer equipment on financing lease	$11,929	$11,929
Less: accumulated depreciation	11,929	11,929
Property and equipment, net	$-	$-

Current portion of finance lease liability	1,404	2,094
Long-term portion of finance lease liability	-	-
Total finance lease liability	$1,404	$2,094

	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	3.4 years	3.6 years
Finance leases	0.5 years	0.8 years
Weighted Average Discount Rate
Operating leases	9.8%	9.8%
Finance leases	7.5%	7.5%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$182,538	$1,433
2023	232,736	-
2024	218,854	-
2025	146,621	-
2026	20,762	-
Total lease payments	801,511	1,433
Less imputed interest	(124,736)	(29)
Total	$676,775	$1,404

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
Operating lease costs:
Operating lease costs	$63,027	$65,627
Short-term lease costs	22,403	22,403
Total operating lease costs	$85,430	$88,030

Finance lease costs:
Amortization	$-	$10,595
Interest	35	142
Total finance lease cost	$35	$10,737

Supplemental cash flow information for the three months ended March 31, 2022 and 2021 related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,820	$67,563
Operating cash flows from finance leases	35	142
Financing cash flows from finance leases	690	8,073

There were no additional right of use assets obtained in exchange for lease obligations for the three months ended March 31, 2022 and 2021.

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

At March 31, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three months ended March 31, 2022 and 2021.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

b) Common stock

No shares of common stock were issued during the three months ended March 31, 2022 and 2021.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2022 and 2021 was comprised as follows:

	Three months ended March 31,
	2022	2021

Sales and marketing	$4,239	$4,239
General and administrative	-	2,700
Total stock-based compensation expense	$4,239	$6,939

Common Stock Options and Warrants

There were 25,772,803 common stock warrants and options outstanding at March 31, 2022 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three months ended March 31, 2022 and 2021.

The following table summarizes our non-vested common stock option and warrant activity for the three months ended March 31, 2022:

	Common Stock Options and Warrants	Weighted- Average Grant Date Exercise Price
Non-vested at January 1, 2022	2,025,000	$0.08
Vested during the period	(525,000)	$0.04
Non-vested at March 31, 2022	1,500,000	$0.10

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at March 31, 2022:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	25,772,803	7.3	$0.06	24,272,803	$0.06

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2022, there was $11,274 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 0.7 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2022, the aggregate intrinsic value of options and warrants outstanding was 4,178,750. The aggregate intrinsic value of options and warrants exercisable was $3,998,750. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2022. The probability is re-evaluated each reporting period. As of March 31, 2022, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of March 31, 2022, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 25.8 years. As of March 31, 2022, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three months ended March 31, 2022 and 2021.

7. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021

Net income	$204,666	$23,087

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	16,551,430	16,526,328
Weighted average common shares used to calculate diluted net income per share	119,835,799	119,810,697

Net income per share – basic	$0.00	$0.00
Net income per share – diluted	$0.00	$0.00

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. PAYCHECK PROTECTION PROGRAM

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP loan was forgiven in its entirety on February 19, 2021. In accordance with ASC 470, Debt, the forgiveness of the loan was recognized as other income on our consolidated statements of operations in the comparative 2021 period.

ITEM 2.  Management’s Discussion and Analysis

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission.

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

In 2022 we finalized a contract with a large multinational financial institution that is retroactively effective January 1, 2022, and signed a statement of work with another large multinational financial institution to start services while their contract is being finalized. We expect this contract to be effective April 1, 2022 once finalized. The contracts are for a wide range of services that will be included in both portfolio management and interactive content and data API revenue. Based on those new contracts and our other clients currently under contract, we expect comparable revenue growth in fiscal 2022 to the 22% revenue growth we achieved in fiscal 2021. We also expect to significantly improve upon the $212,372 net income figure reported for fiscal 2021 mainly due to new contracts mentioned above as they have higher gross margins than our typical customer contracts have on average.

Plan of Operation

For the remainder of 2022 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. This expansion is expected to result in both increased revenue and costs for fiscal 2022.

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

Important development projects for the remainder of 2022 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news and video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

In the 2021 Annual Report, we disclose our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31,2021. Readers are encouraged to read the 2021 Annual Report in conjunction.

Results of Operations

Revenue

Three months ended March 31,	2022	2021	Change ($)	Change (%)

Corporate Quotestream	$1,716,097	$1,454,072	$262,025	18%
Individual Quotestream	553,461	562,787	(9,326)	(2%)
Total portfolio management systems	2,269,558	2,016,859	252,699	13%

Interactive Content and Data APIs	1,994,238	1,589,359	404,879	25%

Total subscription revenue	$4,263,796	$3,606,218	$657,578	18%

Total subscription revenue increased 18% when comparing the three months ended March 31, 2022 and 2021. The increase is a result of a 13% increase in revenue from licensing our Portfolio Management Systems and 25% increase in revenue from our Interactive Content and Data APIs.

Corporate Quotestream revenue increased 18% the three months ended March 31, 2022 from the comparative period in 2021 due to new contracts signed since the comparative period. In particular, the increase was due to the new contract we recently finalized with the large multinational financial institution discussed above in the “Business Environment and Trends” section. The increase was also due to an increase in the number of subscribers for existing clients. We have added new products over the past couple years that are continuing to gain traction in the market and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings. These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers. Finally, we believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to continue for the foreseeable future.

Individual Quotestream revenue decreased 2% for the three months ended March 31, 2022 from the comparative period in 2021. There was an increase in total users which can be attributed to new marketing efforts initiated since the comparative period and more customers working remotely due to COVID-19, but this increase was more than offset by a decrease in average revenue per subscriber which can fluctuate depending on exchange data selected by our subscribers.

Interactive Content and Data APIs revenue increased 25% when comparing the three-months ended March 31, 2022 and 2021, attributable to an increase in the number of clients and an increase in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost due to the economic hardship related to COVID-19. In particular, the increase was due to the new contract we recently finalized with the large multinational financial institution as discussed above in the “Business Environment and Trends” section.

Cost of Revenue and Gross Profit Summary

Three months ended March 31,	2022	2021	Change ($)	Change (%)

Cost of revenue	$2,240,116	$2,063,640	$176,476	9%
Gross profit	$2,023,680	$1,542,578	$481,102	31%
Gross margin %	47%	43%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

As a result of a major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage, our cost of revenue increased 9% for the three months ended March 31, 2022 from the comparative period in 2021. We incurred increased stock exchange fees related to increased usage and new market data added since the comparative period, and increased amortization expenses associated with internally developed application software.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 47% for the three months ended March 31, 2022 from 43% in the comparative period. As discussed above in the “Business Environment and Trends” section, we finalized a new contract with a large multinational financial institution. This contract has higher gross margins than our other customer contracts typically have on average, resulting in a significant increase to our gross margin percentage.

Operating Expenses Summary

Three months ended March 31,	2022	2021	Change ($)	Change (%)

Sales and marketing	$692,643	$638,864	$53,779	8%
General and administrative	671,891	607,240	64,651	11%
Software development	470,056	407,288	62,768	15%
Total operating expenses	$1,834,590	$1,653,392	$181,198	11%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 8% when comparing the three months ended March 31, 2022 and 2021. The increase is a result of additional sales personnel hired to support our product growth initiatives.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 11% when comparing the three months ended March 31, 2022 and 2021. The increase is a result of additional personnel and other costs incurred to support our growth initiatives, and in particular the costs associated with obtaining SOC2 Type II certification. SOC2 certification provides independent assurance that an organization maintains a high level of information security, data integrity and business resiliency. We expect to achieve SOC2 Type II certification in late 2022.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 15% for the three months ended March 31, 2022 when compared to the same period in 2021, primarily due to new personnel hired since the comparative period to improve our infrastructure, security, and business continuity management.

We capitalized $606,152 of development costs for the three months ended March 31, 2022 compared to $489,306 in the same period in 2021. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three months ended March 31,	2022	2021

Foreign exchange gain	$17,590	$2,448
Interest expense	(1,224)	(1,008)
Other income	-	133,257
Total other income and (expenses), net	$16,366	$134,697

Foreign Exchange Gain

We incurred foreign exchange gains of $17,590 and $2,448 for the three months ended March 31, 2022 and 2021, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $1,224 was incurred for the three months ended March 31, 2022, compared to $1,008 incurred in the same 2021 period.

Other Income

There was no other income for the three months ended March 31, 2022. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income in the 2021 comparative period. See Financial Statement Note 8 “Paycheck Protection Program”.

Provision for Income Taxes

For the three months ended March 31, 2022, the Company recorded Canadian income tax expense of $790 compared to $796 in the comparative period in 2021.

Net Income for the Period

As a result of the foregoing, our net income for the three months ended March 31, 2022 was $204,666 compared to $23,087 for the three months ended March 31, 2021. Basic and diluted earnings per share were $0.00 for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Our cash totaled $395,542 at March 31, 2022, as compared with $258,705 at December 31, 2021, an increase of $136,837. Net cash of $757,053 was provided by operations for the three months ended March 31, 2022, primarily due to the net income during the period adjusted for non-cash charges and the increase in deferred revenue, offset by an increase in accounts receivable and a decrease in accounts payable. Net cash used in investing activities for the three months ended March 31, 2022 was $619,526 resulting primarily from capitalized application software costs. Cash used in financing activities for the three months ended March 31, 2022 was $690 related to the repayment of finance leases.

We typically operate with a working capital deficit. As of March 31, 2022, our working capital deficit is $2,049,647, however current liabilities include $953,168 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through May 2023. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At March 31, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000. See Financial Statement Note 6 a) “Preferred shares”.

Foreign Exchange Risk

Approximately 32% of our consolidated revenue and 34% percent of our consolidated expenses are denominated in Canadian dollars; therefore, our consolidated cashflow may be impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At March 31, 2022 and December 31, 2021, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at March 31, 2022 were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Dated: May 13, 2022

