Form 10-Q
period 2022-06-30
QUOTEMEDIA INC
filed 2022-08-22
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as at August 1, 2022.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2022

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2022 and 2021	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three-months ended June 30, 2022 and 2021	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the six-months ended June 30, 2022 and 2021	6

	Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$890,292	$258,705
Accounts receivable, net	810,914	624,127
Prepaid expenses	151,251	220,399
Other current assets	16,505	39,226
Total current assets	1,868,962	1,142,457

Deposits	55,487	16,005
Property and equipment, net	3,789,937	3,417,977
Goodwill	110,000	110,000
Intangible assets	77,541	64,856
Operating lease right-of-use assets	596,220	829,960

Total assets	$6,498,147	$5,581,255

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,522,790	$2,434,389
Deferred revenue	1,482,540	622,497
Current portion of operating lease liabilities	187,125	180,544
Current portion of finance lease liabilities	710	2,094
Total current liabilities	4,193,165	3,239,524

Long-term portion of operating lease liabilities	427,904	532,782
Preferred stock warrant liability	587,440	513,750

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; Shares issued and outstanding: 123,685 at June 30, 2022 and December 31, 2021	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at June 30, 2022 and December 31, 2021	90,479	90,479
Additional paid-in capital	18,896,237	18,887,759
Accumulated deficit	(20,680,935)	(20,666,896)
Total stockholders’ deficit	(1,694,219)	(1,688,658)

Total liabilities and stockholders’ deficit	$6,498,147	$5,581,255

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2022	2021	2022	2021

REVENUE	$4,298,957	$3,833,018	$8,562,753	$7,439,236

COST OF REVENUE	2,262,507	2,186,357	4,502,623	4,249,997

GROSS PROFIT	2,036,450	1,646,661	4,060,130	3,189,239

OPERATING EXPENSES

Sales and marketing	744,164	620,122	1,492,432	1,258,986
General and administrative	783,980	685,731	1,455,871	1,292,971
Software development	534,873	439,045	1,004,929	846,333
	2,063,017	1,744,898	3,953,232	3,398,290

OPERATING INCOME (LOSS)	(26,567)	(98,237)	106,898	(209,051)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(135,226)	19,880	(117,636)	22,328
Interest expense	(507)	(451)	(1,731)	(1,459)
Other income (Note 9)	-	-	-	133,257
	(135,733)	19,429	(119,367)	154,126

NET LOSS BEFORE INCOME TAXES	(162,300)	(78,808)	(12,469)	(54,925)

Income tax expense	(780)	(817)	(1,570)	(1,613)

NET LOSS	$(163,080)	$(79,625)	$(14,039)	$(56,538)

LOSS PER SHARE

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted	90,477,798	90,477,798	90,477,798	90,477,798

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended June 30, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, March 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,891,998	$(20,517,855)	$(1,535,378)

Stock-based compensation	-	-	-	-	4,239	-	4,239

Net loss	-	-	-	-	-	(163,080)	(163,080)

Balance, June 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,896,237	$(20,680,935)	$(1,694,219)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended June 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, March 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,862,822	$(20,856,181)	$(1,902,880)

Stock-based compensation	-	-	-	-	6,939	-	6,939

Net loss	-	-	-	-	-	(79,625)	(79,625)

Balance, June 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,869,761	$(20,935,806)	$(1,975,566)

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Six-months ended June 30, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,887,759	$(20,666,896)	$(1,688,658)

Stock-based compensation	-	-	-	-	8,478	-	8,478

Net loss	-	-	-	-	-	(14,039)	(14,039)

Balance, June 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,896,237	$(20,680,935)	$(1,694,219)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Six-months ended June 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$18,855,883	$(20,879,268)	$(1,932,906)

Stock-based compensation	-	-	-	-	13,878	-	13,878

Net loss	-	-	-	-	-	(56,538)	(56,538)

Balance, June 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,869,761	$(20,935,806)	$(1,975,566)

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended June 30,
	2022	2021
OPERATING ACTIVITIES:

Net loss	$(14,039)	$(56,538)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999,734	750,866
Stock-based compensation expense	82,168	13,878
Gain on forgiveness of PPP loan (Note 9)	-	(133,257)
Changes in assets and liabilities:
Accounts receivable	(186,787)	241,763
Prepaid expenses	69,148	(94,901)
Other current assets	22,721	74,931
Deposits	(39,482)	(5,411)
Accounts payable, accrued and other liabilities	223,844	328,828
Deferred revenue	860,043	194,370
Net cash provided by operating activities	2,017,350	1,314,529

INVESTING ACTIVITIES:

Purchase of fixed assets	(80,350)	(35,628)
Purchase of intangible assets	(16,313)	(9,999)
Capitalized application software	(1,287,716)	(1,048,943)
Net cash used in investing activities	(1,384,379)	(1,094,570)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	(1,384)	(10,640)
Net cash used in financing activities	(1,384)	(10,640)

Net increase in cash	631,587	209,319

Cash and equivalents, beginning of period	258,705	417,910

Cash and equivalents, end of period	$890,292	$627,229

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2022 through the filing of this report.

As of June 30, 2022, the Company has a working capital deficit of $2,324,203. Our current liabilities include deferred revenue of $1,482,540 and a $233,000 nonrefundable customer deposit. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $150,000 as of June 30, 2022 and December 31, 2021. Bad debt expense was $30,633 and $58,502 for the three ended June 30, 2022 and 2021, respectively. Bad debt expense was $36,191 and $78,324 for the six-months ended June 30, 2022 and 2021, respectively.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

e) Revenue

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

The Company executes a signed contract with the customer that specifies services to be provided, the payment amounts and terms, and the period of service, among other terms.

f) Accounting Pronouncements

Recently Adopted

There are no new recently adopted accounting pronouncements for the three-months ended June 30, 2022.

Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-13 will have a significant impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. Generally Accepted Accounting Principles (“GAAP”) for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity's own equity. The new standard is effective for the Company for fiscal years beginning after December  15, 2023. The Company does not expect that the adoption of ASU 2020-06 will have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. PRIOR PERIOD ERROR

Subsequent to the filing of its Quarterly Report for the quarterly period ended March 31, 2022, the Company reassessed its classification of warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants” – see Financial Statement Note 7 “Redeemable Convertible Preferred Stock and Stockholders’ Deficit”). The Company concluded that its original classification of the Preferred Stock Warrants as equity was incorrect and that the Preferred Stock Warrants should have been classified as a liability in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities From Equity. The error was not material and resulted in the following revision for the comparative December 31, 2021 Balance Sheet:

•        Additional Paid-in Capital was reduced by $750,000

•        Preferred Stock Warrant Liability was increased by $513,750

•        Accumulated Deficit was reduced by $236,250

In addition, Additional Paid-in Capital was reduced by $750,000 and Accumulated Deficit was reduced by $513,750 for the comparative stockholders’ equity balances as of December 31, 2020, March 31, 2021, and June 30, 2021.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2022	2021	2022	2021
Portfolio Management Systems
Corporate Quotestream	$1,721,574	$1,635,071	$3,437,671	$3,089,143
Individual Quotestream	540,530	591,415	1,093,991	1,154,202
Interactive Content and Data APIs	2,036,853	1,606,532	4,031,091	3,195,891
Total revenue	$4,298,957	$3,833,018	$8,562,753	$7,439,236

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2021	$622,497
Revenue recognized in the current period from the amounts in the beginning balance	(417,390)
New deferrals, net of amounts recognized in the current period	1,277,022
Effects of foreign currency translation	411
Balance at June 30, 2022	$1,482,540

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

5. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At June 30, 2022 and December 31, 2021, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At June 30, 2022 and December 31, 2021, there was $5,000 and $11,970, respectively, due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

6. LEASES

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021

Operating Leases

Operating lease right-of-use assets	$596,220	$829,960

Current portion of operating lease liability	$187,125	$180,544
Long-term portion of operating lease liability	427,904	532,782
Total operating lease liability	$615,029	$713,326

Finance Leases

Computer equipment on financing lease	$11,929	$11,929
Less: accumulated depreciation	11,929	11,929
Property and equipment, net	$-	$-

Current portion of finance lease liability	710	2,094
Long-term portion of finance lease liability	-	-
Total finance lease liability	$710	$2,094

	June 30, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases	3.2 years	3.6 years
Finance leases	0.3 years	0.8 years
Weighted Average Discount Rate
Operating leases	9.8%	9.8%
Finance leases	7.5%	7.5%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases	Finance Leases

2022 (excluding the six-months ended June 30, 2022)	$119,382	$717
2023	226,225	-
2024	212,325	-
2025	142,247	-
2026	20,146	-
Total lease payments	720,325	717
Less imputed interest	(105,296)	(7)
Total	$615,029	$710

The components of lease expense for the three and six-months ended June 30, 2022 and 2021 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2022	2021	2022	2021
Operating lease costs:
Operating lease costs	$58,582	$65,185	$121,609	$130,812
Short-term lease costs	22,399	14,946	44,802	37,349
Total operating lease costs	$80,981	$80,131	$166,411	$168,161

Finance lease costs:
Amortization	$-	$2,596	$-	$13,191
Interest	22	6	57	148
Total finance lease costs	$22	$2,602	$57	$13,339

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental cash flow information for the six-months ended June 30, 2022 and 2021 related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119,946	$134,180
Operating cash flows from finance leases	57	148
Financing cash flows from finance leases	1,377	11,065

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	231,734

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

a) Redeemable Convertible Preferred Stock

We are authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s Preferred Stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights.

At June 30, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and six-months ended June 30, 2022 and 2021.

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

In accordance with Accounting Standards Update (“ASU”) 480-10-S99, because a limited number of Series A Redeemable Convertible Preferred Stock may be redeemed at the holder’s option if the above criteria are met, it was classified as mezzanine equity and not permanent equity.

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

b) Common stock

No shares of common stock were issued during the three and six-months ended June 30, 2022 and 2021.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-months ended June 30, 2022 and 2021 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2022	2021	2022	2021

Sales and marketing	$22,304	$4,239	$82,168	$8,478
General and administrative	-	2,700	-	5,400
Total stock-based compensation expense	$22,304	$6,939	$82,168	$13,878

Common Stock Options and Warrants

There were 25,772,803 common stock warrants and options outstanding at June 30, 2022 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the six-months ended June 30, 2022 and 2021.  In the comparative six-month ended period ending June 30, 2021, 600,000 stock options were forfeited.

The following table summarizes our non-vested common stock option and warrant activity for the six-months ended June 30, 2022:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2022	2,025,000	$0.08
Vested during the period	(525,000)	$0.04
Non-vested at June 30, 2022	1,500,000	$0.10

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at June 30, 2022:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	25,772,803	7.1	$0.06	24,272,803	$0.06

At June 30, 2022, there was $7,035 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 0.5 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2022, the aggregate intrinsic value of options and warrants outstanding was $3,921,022. The aggregate intrinsic value of options and warrants exercisable was $3,756,022. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2022. The probability is re-evaluated each reporting period. As of June 30, 2022, there was $7,185,430 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2022, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 25.5 years. As of June 30, 2022, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and six-months ended June 30, 2022 and 2021.

Fair Value Measurement of Compensation Preferred Stock Warrants

The Company adheres to ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

•         Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company could access.

•         Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

•         Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. As of June 30, 2022 and December 31, 2021, the fair value of the Preferred Stock Warrant Liability was $587,440 and $513,750, respectively. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of June 30, 2022 and December 31, 2021:

Valuation Inputs	June 30, 2022	December 31, 2021
Expected Time to Expiration	6.24	6.24
Stock Price on Valuation Date	$0.21	$0.16
5-Year Peer Volatility	48.79%	48.79%
Cash Flow Discount Rate	14.56%	14.56%

The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the three and six-months ended June 30, 2022:

Preferred Stock Warrant Liability
Fair value as of December 31, 2021	$513,750
Change in fair value	55,625
Fair value as of March 31, 2022	569,375
Change in fair value	18,065
Fair value as of June 30, 2022	$587,440

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Statements of Operations.  The changes in fair value for the Preferred Stock Warrant Liability in the comparative three and six-months periods ended June 30, 2021 were insignificant.

8. LOSS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six-months ended June 30, 2022 and 2021 are as follows:

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2022	2021	2022	2021

Net loss	$(163,080)	$(79,625)	$(14,039)	$(56,538)

Weighted average common shares used to calculate net income per share	-	-	-	-
Warrants to purchase redeemable convertible preferred stock	-	-	-	-
Redeemable convertible preferred stock	-	-	-	-
Stock options and warrants to purchase common stock	-	-	-	-

Weighted average common shares used to calculate diluted net income per share	90,477,798	90,477,798	90,477,798	90,477,798

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The number of shares of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six-month periods ended June 30, 2022 and 2021 are shown below:

	Three-months ended June 30,		Six-months ended June 30,
	2022	2021	2022	2021

Stock options and warrants to purchase common stock	17,048,704	15,968,192	16,261,354	16,261,354
Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Total potential common shares excluded	29,855,275	28,774,763	29,067,925	29,067,925

9. PAYCHECK PROTECTION PROGRAM

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP loan was forgiven in its entirety on February 19, 2021. In accordance with ASC 470, Debt, the forgiveness of the loan was recognized as other income on our consolidated statements of operations in the comparative six-months ended June 30, 2021 period.

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

Our Data Feed Services consist of raw streaming real-time market data delivered over the Internet or via dedicated telecommunication lines. We provide supplemental fundamental, historical, and analytical data, keyed to the same symbology, which provides a complete market data solution offered to our customers. Currently, QuoteMedia’s Data Feed services include complete coverage of North American exchanges and over 70 exchanges worldwide. For financial reporting purposes, Data Feed Services revenue is included in the Interactive Content and Data APIs revenue totals.

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

A key feature of QuoteMedia’s business model is that all of our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to five years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis. Interactive Content and Data APIs and Market Data Feeds are licensed for a monthly, quarterly, annual, or semi-annual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to five years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

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

In 2022, we finalized a contract with a large multinational financial institution that was effective January 1, 2022, and signed a statement of work with another large multinational financial institution to start services while their contract is being finalized. Pursuant to the statement of work, we received a partial development fee payment of $300,000 in Q2 2022 which has been deferred until the start of the service component of the contract. Once finalized, the service component of the contract is expected to start in Q4 2022. The contracts are for a wide range of services that will be included in both portfolio management and interactive content and data API revenue. Based on these new contracts and our other clients currently under contract, we expect revenue growth of 19% in fiscal 2022, and similar revenue growth in fiscal 2023. We also expect to report a profit for fiscal 2022, and we except our net income to significantly improve in 2023. This is mainly due to the new contracts mentioned above as they have significantly higher gross margins than our typical customer contracts have on average.

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

Important development projects for the remainder of 2022 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

In the 2021 Annual Report, we disclose our critical accounting policies and estimates upon which our financial statements are derived. There have been no material changes to these policies since December 31, 2021. Readers are encouraged to read the 2021 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended June 30,	2022	2021	Change ($)	Change (%)

Corporate Quotestream	$1,721,574	$1,635,071	$86,503	5%
Individual Quotestream	540,530	591,415	(50,885)	(9%)
Total Portfolio Management Systems	2,262,104	2,226,486	35,618	2%

Interactive Content and Data APIs	2,036,853	1,606,532	430,321	27%

Total subscription revenue	$4,298,957	$3,833,018	$465,939	12%

Six-months ended June 30,	2022	2021	Change ($)	Change (%)

Corporate Quotestream	$3,437,671	$3,089,143	$348,528	11%
Individual Quotestream	1,093,991	1,154,202	(60,211)	(5%)
Total Portfolio Management Systems	4,531,662	4,243,345	288,317	7%

Interactive Content and Data APIs	4,031,091	3,195,891	835,200	26%

Total subscription revenue	$8,562,753	$7,439,236	$1,123,517	15%

Total subscription revenue increased 12% and 15% when comparing the three and six-months ended June 30, 2022 and 2021.

Total Portfolio Management Systems revenue increased 2% and 7% for the three and six-months ended June 30, 2022 from the comparative periods in 2021.

Corporate Quotestream revenue increased 5% and 11% for the three and six-months ended June 30, 2022 from the comparative periods in 2021 due to new contracts signed since the comparative periods. In particular, the increases were due to the new contract we recently signed with the two large multinational financial institutions discussed above in the “Business Environment and Trends” section.  The increase was also due to an increase in the number of subscribers for existing clients.  We have added new products over the past couple years that are continuing to gain traction in the market and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings.  These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.  Finally, we believe there has been an increase in the need for our services for customers working remotely during the pandemic, a trend we expect to continue for the foreseeable future.

Individual Quotestream revenue decreased 9% and 5% for the three and six-months ended June 30, 2022 from the comparative periods in 2021 due to a decrease in total subscribers.

Interactive Content and Data APIs revenue increased 27% and 26% when comparing the three and six-months ended June 30, 2022, attributable to an increase in the number of clients and an increase in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost due to the economic hardship related to COVID-19. In particular, the increase was due to the new contracts we recently signed with the two large multinational financial institution discussed above in the “Business Environment and Trends” section.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2022	2021	Change ($)	Change (%)

Cost of revenue	$2,262,507	$2,186,357	$76,150	3%
Gross profit	$2,036,450	$1,646,661	$389,789	24%
Gross margin %	47%	43%

Six-months ended June 30,	2022	2021	Change ($)	Change (%)

Cost of revenue	$4,502,623	$4,249,997	$252,626	6%
Gross profit	$4,060,130	$3,189,239	$870,891	27%
Gross margin %	47%	43%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

As a result of a major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage, our cost of revenue increased 3% and 6% for the three and six-months ended June 30, 2022 from the comparative periods in 2021.  This was mainly due to increased amortization expenses associated with internally developed application software.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 47% for the three and six-months ended June 30, 2022 from 43% in the comparative 2021 periods.  As discussed above in the “Business Environment and Trends” section, we signed new contracts with two large multinational financial institution.  These contracts have higher gross margins than our other customer contracts typically have on average, resulting in a significant increase to our gross margin percentage.

Operating Expenses Summary

Three-months ended June 30,	2022	2021	Change ($)	Change (%)

Sales and marketing	$744,164	$620,122	$124,042	20%
General and administrative	783,980	685,731	98,249	14%
Software development	534,873	439,045	95,828	22%
Total operating expenses	$2,063,017	$1,744,898	$318,119	18%

Six-months ended June 30,	2022	2021	Change ($)	Change (%)

Sales and marketing	$1,492,432	$1,258,986	$233,446	19%
General and administrative	1,455,871	1,292,971	162,900	13%
Software development	1,004,929	846,333	158,596	19%
Total operating expenses	$3,953,232	$3,398,290	$554,942	16%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased by 20% and 19% for the three and six-months ended June 30, 2022 when compared to the same periods in 2021. The increases are a result of additional sales personnel hired since the comparative periods to support our product growth initiatives.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 14% and 13% for the three and six-months ended June 30, 2022 when compared to the same periods in 2021. The increases are a result of additional personnel and other costs incurred to support our growth initiatives, and in particular the costs associated with obtaining SOC2 Type II certification.  SOC2 certification provides independent assurance that an organization maintains a high level of information security, data integrity and business resiliency.  We expect to achieve SOC2 Type II certification in late 2022.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 22% and 19% for the three and six-months ended June 30, 2022 when compared to the same periods in 2021, primarily due to new personnel hired since the comparative periods to improve our infrastructure, security, and business continuity management.

We capitalized $681,564 and $1,287,716 of development costs for the three and six-month periods ended June 30, 2022 compared to $489,306 and $1,048,943 in the same periods in 2021.  These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended June 30,	2022	2021

Foreign exchange gain (loss)	$(135,226)	$19,880
Interest expense	(507)	(451)
Total other income (expenses), net	$(135,733)	$19,429

Six-months ended June 30,	2022	2021

Foreign exchange gain	$(117,636)	$22,328
Interest expense	(1,731)	(1,459)
Other income	-	133,257
Total other income, net	$(119,367)	$154,126

Foreign Exchange Gain

We incurred foreign exchange losses of $135,226 and $117,636 for the three and six-month periods ended June 30, 2022 compared to foreign exchange gains of $19,880 and $22,328 in the comparative 2021 periods, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $507 and $1,731was incurred for the three and six-month periods ended June 30, 2022, compared to $451 and $1,459 incurred in the same 2021 periods.

Other Income

There was no other income for the three and six-months ended June 30, 2022.  On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”).  The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income in the six-months ended June, 2021 comparative period.  See Financial Statement Note 9 “Paycheck Protection Program”.

Provision for Income Taxes

For the three and six-month periods ended June 30, 2022, the Company recorded Canadian income tax expense of $780 and $1,570 compared to $817 and $1,613 in the comparative periods in 2021.

Net Loss for the Period

As a result of the foregoing, our net loss for the three and six-month periods ended June 30, 2022 was $163,080 and $14,039, respectively.  We incurred net losses of $79,625 and $56,538 for the three and six-month periods ended June 30, 2021. Basic and diluted loss share were $(0.00) for the three and six-months periods ended June 30, 2022, respectively.  Basic and diluted losses per share were $(0.00) for the three and six-month periods ended June 30, 2021, respectively.

Liquidity and Capital Resources

Our cash totaled $890,292 at June 30, 2022, as compared with $258,705 at December 31, 2021, an increase of $631,587. Net cash of $2,017,350 was provided by operations for the six-months ended June 30, 2022, primarily due to adjustment for non-cash charges and the increases in deferred revenue and accounts payable, offset by an increase in accounts receivable. Net cash used in investing activities for the six-months ended June 30, 2022 was $1,384,379,  primarily due to capitalized application software costs and the purchases of fixed assets. Cash used in financing activities for the six-months ended June 30, 2022 was $1,384 related to the repayment of finance leases.

We typically operate with a working capital deficit.  As of June 30, 2022, our working capital deficit is $2,324,203, however current liabilities include $1,482,540 in deferred revenue and a $233,000 nonrefundable customer deposit. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through August 2023. However, to implement our business plan may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At June 30, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000.  See Financial Statement Note 7 a) “Preferred shares”.

Foreign Exchange Risk

Approximately 32% of our consolidated revenue and 36% percent of our consolidated expenses are denominated in Canadian dollars; therefore, our consolidated cashflow may be impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At June 30, 2022 and December 31, 2021, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

Notwithstanding the material weaknesses described below our management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

The following material weaknesses were identified during the preparation and review of the current period financial statements:

•	Management review controls were not designed and implemented to operate at an appropriate level of precision and lack sufficient personnel resources to detect and identify potential material errors relating to -
○	The valuation and accounting for complex financial instruments, including the Company’s warrant agreements.
○	Account reconciliations and financial reporting relating to the accounting for revenue and leases.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

Plan for Remediation

We plan to hire or contract additional finance and accounting personnel who possess public company accounting and reporting technical expertise.

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

Dated: August 22, 2022

