Form 10-Q
period 2022-09-30
QUOTEMEDIA INC
filed 2022-11-10
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of November 1, 2022.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2022

INDEX

		Page
Part I.	Financial Information	3

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three-months ended September 30, 2022 and 2021	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the nine-months ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2022 and 2021	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	23

Part II.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$303,674	$258,705
Accounts receivable, net	723,669	624,127
Prepaid expenses	143,829	220,399
Other current assets	11,910	39,226
Total current assets	1,183,082	1,142,457

Deposits	56,533	16,005
Property and equipment, net	4,007,294	3,417,977
Goodwill	110,000	110,000
Intangible assets	75,556	64,856
Operating lease right-of-use assets	551,754	829,960

Total assets	$5,984,219	$5,581,255

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,258,204	$2,434,389
Deferred revenue	1,088,109	622,497
Current portion of operating lease liabilities	174,401	180,544
Current portion of finance lease liabilities	-	2,094
Total current liabilities	3,520,714	3,239,524

Long-term portion of operating lease liabilities	359,772	532,782
Preferred stock warrant liability	500,313	513,750

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; Shares issued and outstanding:
123,685 at September 30, 2022 and December 31, 2021	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at September 30, 2022 and December 31, 2021	90,479	90,479
Additional paid-in capital	18,900,476	18,887,759
Accumulated deficit	(20,371,392)	(20,666,896)
Total stockholders’ deficit	(1,380,437)	(1,688,658)

Total liabilities and stockholders’ deficit	$5,984,219	$5,581,255

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021

REVENUE	$4,390,667	$3,818,713	$12,953,420	$11,257,949

COST OF REVENUE	2,096,773	2,033,020	6,599,396	6,283,017

GROSS PROFIT	2,293,894	1,785,693	6,354,024	4,974,932

OPERATING EXPENSES

Sales and marketing	784,094	623,821	2,276,526	1,882,807
General and administrative	757,318	650,191	2,213,189	1,943,162
Software development	544,525	411,137	1,549,454	1,257,470
	2,085,937	1,685,149	6,039,169	5,083,439

OPERATING INCOME (LOSS)	207,957	100,544	314,855	(108,507)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	102,327	55,278	(15,309)	77,606
Interest income (expense), net	10	(101)	(1,721)	(1,560)
Other income (Note 9)	-	-	-	133,257
	102,337	55,177	(17,030)	209,303

NET INCOME BEFORE INCOME TAXES	310,294	155,721	297,825	100,796

Income tax expense	(751)	(790)	(2,321)	(2,403)

NET INCOME	$309,543	$154,931	$295,504	$98,393

EARNINGS PER SHARE

Basic earnings per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	119,432,085	119,221,520	119,517,746	119,432,085

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended September 30, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,896,237	$(20,680,935)	$(1,694,219)

Stock-based compensation	-	-	-	-	4,239	-	4,239

Net income	-	-	-	-	-	309,543	309,543

Balance, September 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,900,476	$(20,371,392)	$(1,380,437)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended September 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,869,761	$(20,935,806)	$(1,975,566)

Stock-based compensation	-	-	-	-	6,939	-	6,939

Net income	-	-	-	-	-	154,931	154,931

Balance, September 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,876,700	$(20,780,875)	$(1,813,696)

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Nine-months ended September 30, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,887,759	$(20,666,896)	$(1,688,658)

Stock-based compensation	-	-	-	-	12,717	-	12,717

Net income	-	-	-	-	-	295,504	295,504

Balance, September 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,900,476	$(20,371,392)	$(1,380,437)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Nine-months ended September 30, 2021:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2020	123,685	$2,983,857	90,477,798	$90,479	$18,855,883	$(20,879,268)	$(1,932,906)

Stock-based compensation	-	-	-	-	20,817	-	20,817

Net income	-	-	-	-	-	98,393	98,393

Balance, September 30, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,876,700	$(20,780,875)	$(1,813,696)

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-months ended September 30,
	2022	2021
OPERATING ACTIVITIES:

Net income	$295,504	$98,393

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,544,810	1,182,917
Stock-based compensation expense	(720)	20,817
Gain on forgiveness of PPP loan (Note 9)	-	(133,257)
Changes in assets and liabilities:
Accounts receivable	(99,542)	14,485
Prepaid expenses	76,570	(128,165)
Other current assets	27,316	75,503
Deposits	(40,528)	(264)
Accounts payable, accrued and other liabilities	(77,132)	247,511
Deferred revenue	465,612	208,507
Net cash provided by operating activities	2,191,890	1,586,447

INVESTING ACTIVITIES:

Purchase of fixed assets	(105,629)	(89,627)
Purchase of intangible assets	(16,313)	(9,999)
Capitalized application software	(2,022,885)	(1,621,738)
Net cash used in investing activities	(2,144,827)	(1,721,364)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	(2,094)	(11,297)
Net cash used in financing activities	(2,094)	(11,297)

Net increase (decrease) in cash	44,969	(146,214)

Cash and equivalents, beginning of period	258,705	417,910

Cash and equivalents, end of period	$303,674	$271,696

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2022 through the filing of this report.

As of September 30, 2022, the Company has a working capital deficit of $2,337,632. Our current liabilities include deferred revenue of $1,088,109 and a $218,000 nonrefundable customer deposit. The costs expected to be incurred to realize the deferred revenue in the next 12 months are minimal.

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

d) Allowances for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $150,000 as of September 30, 2022 and December 31, 2021. Bad debt expenses were $19,745 and $9,866 for the three ended September 30, 2022 and 2021, respectively. Bad debt expenses were $55,936 and $88,210 for the nine-months ended September 30, 2022 and 2021, respectively.

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

f) Accounting Pronouncements

Recently Adopted

There are no new recently adopted accounting pronouncements for the three-month period ended September 30, 2022.

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

In addition, Additional Paid-in Capital was reduced by $750,000 and Accumulated Deficit was reduced by $513,750 for the comparative stockholders’ equity balances as of December 31, 2020, June 30, 2021, and September 30, 2021.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Our revenue by type of service consists of the following:

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Portfolio Management Systems
Corporate Quotestream	$1,708,627	$1,665,555	$5,146,298	$4,754,698
Individual Quotestream	512,142	571,201	1,606,133	1,725,404
Interactive Content and Data APIs	2,169,898	1,581,957	6,200,989	4,777,847
Total revenue	$4,390,667	$3,818,713	$12,953,420	$11,257,949

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2021	$622,497
Revenue recognized in the current period from the amounts in the beginning balance	(522,431)
New deferrals, net of amounts recognized in the current period	988,102
Effects of foreign currency translation	(59)
Balance at September 30, 2022	$1,088,109

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially all of our contracts is one year or less.

5. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,000 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At September 30, 2022 and December 31, 2021, there were no amounts due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019 for approximately $2,500 per month. David M. Shworan is a control person of Bravenet. At September 30, 2022 and December 31, 2021, there was $7,500 and $11,970, respectively, due to Bravenet related to this agreement. As a matter of policy all related party transactions are subject to review and approval by the Company’s Board of Directors.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021

Operating Leases

Operating lease right-of-use assets	$551,754	$829,960

Current portion of operating lease liability	$174,401	$180,544
Long-term portion of operating lease liability	359,772	532,782
Total operating lease liability	$534,173	$713,326

Finance Leases

Computer equipment on financing lease	$-	$11,929
Less: accumulated depreciation	-	11,929
Property and equipment, net	$-	$-

Current portion of finance lease liability	-	2,094
Total finance lease liability	$-	$2,094

	September 30, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases	3.0 years	3.6 years
Finance leases	-	0.8 years
Weighted Average Discount Rate
Operating leases	9.8%	9.8%
Finance leases	N/A	7.5%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2022 (excluding the nine-months ended September 30, 2022)	$56,438
2023	212,302
2024	198,364
2025	132,894
2026 and thereafter	18,821
Total lease payments	618,819
Less imputed interest	(84,646)
Total	$534,173

The components of lease expense for the three and nine-months ended September 30, 2022 and 2021 were as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Operating lease costs:
Operating lease costs	$57,543	$64,215	$179,152	$195,027
Short-term lease costs	22,387	29,880	67,189	67,229
Total operating lease costs	$79,930	$94,095	$246,341	$262,256

Finance lease costs:
Amortization	$-	$1,326	$-	$14,517
Interest	7	233	64	381
Total finance lease costs	$7	$1,559	$64	$14,898

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental cash flow information for the nine-months ended September 30, 2022 and 2021 related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$173,682	$198,147
Operating cash flows from finance leases	64	381
Financing cash flows from finance leases	2,094	11,722

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	233,978

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

At September 30, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and nine-months ended September 30, 2022 and 2021.

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

b) Common stock

No shares of common stock were issued during the three and nine-months ended September 30, 2022 and 2021.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine-months ended September 30, 2022 and 2021 was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021

Sales and marketing	$(82,888)	$4,239	$(720)	$12,717
General and administrative	-	2,700	-	8,100
Total stock-based compensation expense	$(82,888)	$6,939	$(720)	$20,817

Common Stock Options and Warrants

There were 25,772,803 common stock warrants and options outstanding at September 30, 2022 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the nine-months ended September 30, 2022 and 2021.  In the comparative nine-month period ending September 30, 2021, 600,000 stock options were forfeited.

The following table summarizes our non-vested common stock option and warrant activity for the nine-months ended September 30, 2022:

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2022	2,025,000	$0.08
Vested during the period	(525,000)	$0.04
Non-vested at September 30, 2022	1,500,000	$0.10

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at September 30, 2022:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.03-0.11	25,772,803	6.8	$0.06	24,272,803	$0.06

At September 30, 2022, there was $2,796 of unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock which is expected to be recognized over a weighted-average period of 0.2 years.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2022, the aggregate intrinsic value of options and warrants outstanding was $3,147,838. The aggregate intrinsic value of options and warrants exercisable was $3,027,838. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of our common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2022. The probability is re-evaluated each reporting period. As of September 30, 2022, there was $7,185,430 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, we are also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2022, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 25.3 years. As of September 30, 2022, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and nine-months ended September 30, 2022 and 2021.

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

The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. As of September 30, 2022 and December 31, 2021, the fair value of the Preferred Stock Warrant Liability was $500,313 and $513,750, respectively. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of September 30, 2022 and December 31, 2021:

Valuation Inputs	September 30, 2022	December 31, 2021
Expected Time to Expiration (years)	25.30	26.05
Stock Price on Valuation Date	$0.175	$0.16
Peer Volatility	49.49%	48.79%
Cash Flow Discount Rate	17.80%	14.56%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the three and nine-months ended September 30, 2022:

Preferred Stock Warrant Liability
Fair value as of December 31, 2021	$513,750
Change in fair value	73,690
Fair value as of June 30, 2022	587,440
Change in fair value	(87,127)
Fair value as of September 30, 2022	$500,313

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Statements of Operations. The changes in fair value for the Preferred Stock Warrant Liability in the comparative three and nine-months periods ended September 30, 2021 were insignificant.

8. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and nine-months ended September 30, 2022 and 2021 are as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021

Net income	$309,543	$154,931	$295,504	$98,393

Weighted average shares outstanding - basic and diluted	90,477,798	90,477,798	90,477,798	90,477,798
Stock options and warrants to purchase common stock	16,147,716	15,937,151	16,233,377	16,147,716
Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Weighted average shares outstanding - basic and diluted	119,432,085	119,221,520	119,517,746	119,432,085

Net income per share – basic	$0.00	$0.00	$0.00	$0.00
Net income per share – diluted	$0.00	$0.00	$0.00	$0.00

9. PAYCHECK PROTECTION PROGRAM

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP loan was forgiven in its entirety on February 19, 2021. In accordance with ASC 470, Debt, the forgiveness of the loan was recognized as other income on our consolidated statements of operations in the comparative nine-months ended September 30, 2021 period.

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

Approximately 34% of our revenue and 35% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated 4% and 3% when comparing average exchange rates for the three and nine months ended September 30, 2022 and 2021.  This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars for the three and nine months ended September 30, 2022 when compared to the same periods in 2021, but had a minimal impact on our net income.

In 2022, we finalized contracts with two large multinational financial institutions.  This first contract was effective January 1, 2022, but we did not start recognizing revenue until April 2022 when their services went live.  The second contract was finalized in October 2022 with services starting in November 2022.  Prior to finalizing the contract, we received a partial development fee payment of $218,000 in Q2 2022.  This amount was recorded as a customer deposit and included in accrued liabilities as of September 30, 2022. The contracts are for a wide range of services that will be included in both portfolio management and interactive content and data API revenue.

In our June 30, 2022, Form 10-Q we stated that we expected 19% revenue growth for fiscal 2022.  We have lowered our revenue growth projection to 16% for fiscal 2022 due primarily to the depreciation of the Canadian dollar as it has depreciated approximately 7% versus the U.S. dollar since Q2 2022, and the contracts discussed above are denominated in Canadian dollars.  We expect similar revenue growth in fiscal 2023, but we expect our 2023 net income to significantly improve.  This is mainly due to the new contracts mentioned above as they have significantly higher gross margins than our typical customer contracts have on average.

Plan of Operation

For the remainder of 2022 and for 2023 we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  This expansion is expected to result in both increased revenue and costs for fiscal 2022 and 2023.

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

Important development projects for the remainder of 2022 and 2023 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Results of Operations

Revenue

Three-months ended September 30,	2022	2021	Change ($)	Change (%)

Corporate Quotestream	$1,708,627	$1,665,555	$43,072	3%
Individual Quotestream	512,142	571,201	(59,059)	(10%)
Total Portfolio Management Systems	2,220,769	2,236,756	(15,987)	(1%)

Interactive Content and Data APIs	2,169,898	1,581,957	587,941	37%

Total subscription revenue	$4,390,667	$3,818,713	$571,954	15%

Nine-months ended September 30,	2022	2021	Change ($)	Change (%)

Corporate Quotestream	$5,146,298	$4,754,698	$391,600	8%
Individual Quotestream	1,606,133	1,725,404	(119,271)	(7%)
Total Portfolio Management Systems	6,752,431	6,480,102	272,329	4%

Interactive Content and Data APIs	6,200,989	4,777,847	1,423,142	30%

Total subscription revenue	$12,953,420	$11,257,949	$1,695,471	15%

Total subscription revenue increased 15% when comparing the three and nine-months ended September 30, 2022 and 2021.

Total Portfolio Management Systems revenue decreased 1% for the three months ended September 30, 2022 from the comparative period in 2021 and increased 4% for the nine-months ended September 30, 2022 from the comparative period in 2021.

Corporate Quotestream revenue increased 3% and 8% for the three and nine-months ended September 30, 2022 from the comparative periods in 2021 due to new contracts signed since the comparative periods. In particular, the increases were due to the new contract we recently signed with the large multinational financial institutions discussed above in the “Business Environment and Trends” section.  The increase was also due to an increase in the number of subscribers for existing clients.  We have added new products over the past couple years that are continuing to gain traction in the market and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings.  These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.

Individual Quotestream revenue decreased 10% and 7% for the three and nine-months ended September 30, 2022 from the comparative periods in 2021 due mainly to a decrease in total subscribers.  The depreciation of the Canadian dollar, discussed above in the “Business Environment and Trends” section, also significantly impacted Individual Quotestream revenue as approximately 50% of our Individual Quotestream revenue is earned in Canadian dollars.

Interactive Content and Data APIs revenue increased 37% and 30% when comparing the three and nine-months ended September 30, 2022, attributable to an increase in the number of clients and an increase in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost due to the economic hardship related to COVID-19. In particular, the increase was due to the new contract we recently signed with a large multinational financial institution discussed above in the “Business Environment and Trends” section.

Cost of Revenue and Gross Profit Summary

Three-months ended September 30,	2022	2021	Change ($)	Change (%)

Cost of revenue	$2,096,773	$2,033,020	$63,753	3%
Gross profit	$2,293,894	$1,785,693	$508,201	28%
Gross margin %	52%	47%

Nine-months ended September 30,	2022	2021	Change ($)	Change (%)

Cost of revenue	$6,599,396	$6,283,017	$316,379	5%
Gross profit	$6,354,024	$4,974,932	$1,379,092	28%
Gross margin %	49%	44%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

As a result of a major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage, our cost of revenue increased 3% and 5% for the three and nine-months ended September 30, 2022 from the comparative periods in 2021.  This was mainly due to increased amortization expenses associated with internally developed application software.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 52% and 49% for the three and nine-months ended September 30, 2022 from 47% and 44% in the comparative 2021 periods.  As discussed above in the “Business Environment and Trends” section, we signed a new contract with a large multinational financial institution.  This contract has higher gross margins than our other customer contracts typically have on average, resulting in a significant increase to our gross margin percentage.

Operating Expenses Summary

Three-months ended September 30,	2022	2021	Change ($)	Change (%)

Sales and marketing	$784,094	$623,821	$160,273	26%
General and administrative	757,318	650,191	107,127	16%
Software development	544,525	411,137	133,388	32%
Total operating expenses	$2,085,937	$1,685,149	$400,788	24%

Nine-months ended September 30,	2022	2021	Change ($)	Change (%)

Sales and marketing	$2,276,526	$1,882,807	$393,719	21%
General and administrative	2,213,189	1,943,162	270,027	14%
Software development	1,549,454	1,257,470	291,984	23%
Total operating expenses	$6,039,169	$5,083,439	$955,730	19%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 26% and 21% for the three and nine-months ended September 30, 2022 when compared to the same periods in 2021. The increases are a result of additional sales personnel hired since the comparative periods to support our product growth initiatives and salary increases for existing personnel. The increases were offset by the depreciation of the Canadian dollar from the comparative periods as most of our sales personnel are located in Canada as well as the $87,127 decrease in fair value during the quarter for our preferred stock warrant liability recorded as a decrease in marketing expense.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 16% and 14% for the three and nine-months ended September 30, 2022 when compared to the same periods in 2021. The increases are a result of additional personnel and other costs incurred to support our growth initiatives, and in particular the costs associated with obtaining SOC2 Type II certification.  SOC2 certification provides independent assurance that an organization maintains a high level of information security, data integrity and business resiliency.  We expect to achieve SOC2 Type II certification in late 2022.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 32% and 23% for the three and nine-months ended September 30, 2022 when compared to the same periods in 2021, primarily due to new personnel hired since the comparative periods to improve our infrastructure, security, and business continuity management.  The increase in development personnel costs was offset by the depreciation of the Canadian dollar from the comparative periods as most of our development personnel are located in Canada.

We capitalized $735,169 and $2,022,885 of development costs for the three and nine-month periods ended September 30, 2022 compared to $572,795 and $1,621,738 in the same periods in 2021.  These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended September 30,	2022	2021

Foreign exchange gain	$102,327	$55,278
Interest income (expense), net	10	(101)
Total other income, net	$102,337	$55,177

Nine-months ended September 30,	2022	2021

Foreign exchange gain (loss)	$(15,309)	$77,606
Interest income (expense), net	(1,721)	(1,560)
Other income	-	133,257
Total other income (expense), net	$(17,030)	$209,303

Foreign Exchange Gain

We incurred a foreign exchange gain of $102,327 for the three-month period ended September 30, 2022 and a foreign exchange loss of $15,309 for the nine-month period ended September 30, 2022, compared to foreign exchange gains of $55,278 and $77,606 in the comparative 2021 periods, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Income (Expense), Net

Interest expense related primarily to our finance leases is netted against interest earned on cash balances.  Net interest income (expenses) of $10 and ($1,721) were incurred for the three and nine-month periods ended September 30, 2022, compared to ($101) and ($1,560) incurred in the same 2021 periods.

Other Income

There was no other income for the three and nine-months ended September 30, 2022.  On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”).  The PPP loan was forgiven in its entirety on February 19, 2021 and was recognized as other income in the nine-months ended September, 2021 comparative period.  See Financial Statement Note 9 “Paycheck Protection Program”.

Provision for Income Taxes

For the three and nine-month periods ended September 30, 2022, the Company recorded $751 and $2,321 in Canadian income tax expense compared to $790 and $2,403 in the comparative periods in 2021.

Net Income for the Period

As a result of the foregoing, our net income for the three and nine-month periods ended September 30, 2022 was $309,543 and $295,504, respectively.  Our net income for the comparative three and nine-month periods ended September 30, 2021 was $154,931 and $98,393, respectively.  Basic and diluted earnings per share were $0.00 for the three and nine-months periods ended September 30, 2022, respectively.  Basic and diluted losses per share were $0.00 for the three and nine-month periods ended September 30, 2021, respectively.

Liquidity and Capital Resources

Our cash totaled $303,674 at September 30, 2022, as compared with $258,705 at December 31, 2021, an increase of $44,969. Net cash of $2,191,890 was provided by operations for the nine-months ended September 30, 2022, primarily due to adjustments for non-cash charges and the increase in deferred revenue. Net cash used in investing activities for the nine-months ended September 30, 2022 was $2,144,827, primarily due to capitalized application software costs and the purchases of fixed assets. Cash used in financing activities for the nine-months ended September 30, 2022 was $2,094 related to the repayment of finance leases.

We typically operate with a working capital deficit.  As of September 30, 2022, our working capital deficit is $2,337,632, however current liabilities include $1,088,109 in deferred revenue and a $218,000 nonrefundable customer deposit. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through November 2023. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At September 30, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000.  See Financial Statement Note 7 a) “Preferred shares”.

Foreign Exchange Risk

Currently, approximately 34% of our consolidated revenue and 35% percent of our consolidated expenses are denominated in Canadian dollars.  Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.  Looking forward however, based on the new contracts discussed above in the “Business Environment and Trends” section, we expect our Canadian dollar revenue to exceed expenses therefore our consolidated cashflows may be impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At September 30, 2022 and December 31, 2021, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

o	The valuation and accounting for complex financial instruments, including the Company’s warrant agreements.
o	Account reconciliations and financial reporting relating to the accounting for revenue and leases.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Dated: November 10, 2022

