Form 10-K
period 2022-12-31
QUOTEMEDIA INC
filed 2023-03-31
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 21, 2023, there were outstanding 90,477,798 shares of the issuer’s common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer’s common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2022, was $12,731,153. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference:  None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1. BUSINESS.

General

QuoteMedia, Inc. (OTCQB: QMCI) is a leading provider of financial data, market research information, analytics, news feeds, and financial software solutions to online brokerages, banks, clearing firms, financial service companies, media portals, and public corporations. We are a single source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, mobile apps, and custom development. Our portfolio management products are provided on a SaaS (software as a service) model, as are our other interactive content and data APIs.

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

Products Competitive Advantage

Our products attract a broad market base, targeting corporate clients worldwide and providing comprehensive financial data services in a wide selection of custom packages. Markets for our services include:

• Online brokerages • Full-service brokerage firms • Banks and other financial institutions • Financial Web sites • Web portals • Public companies • Investor relations firms	• Mutual fund companies • Internet service providers • Media companies • Publishers and Data firms • Wealth management companies • Individual traders and investors • Securities exchanges

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

Employees

We currently have a total of 121 full-time employees, with 9 located in the United States and 112 located in Canada. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may continue to hire additional employees during fiscal 2023 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A. RISK FACTORS.

You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Catastrophic events outside of our control may impact our business. The U.S. and global markets have, from time to time, experienced periods of disruptions due to a natural disaster, such as a tsunami, power shortage, or flood; public health crises, such as a pandemic or epidemic; political crises, such as terrorism, war, or other conflict; or other events outside of our control that may occur and adversely impact our business and operating results. The conflict in Ukraine has caused instability in global economies. We will closely monitor the impact of the conflict in the Ukraine on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. The extent to which the Ukraine conflict may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2022 we saw customers continue their focus on containing or reducing costs as a result of the more challenging market conditions, and this trend may continue into 2023. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms could lower demand for our services. Over the past few years there has been consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to several customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “QMCI.” As of March 21, 2023, there were approximately 150 holders of record of our common stock. As of March 21, 2023, the closing price for our common stock was $0.29.

As of March 21, 2023, there were 125,885 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock have a redeemable value of $25 and is convertible into 83.33 shares of our common stock if the common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During 2022, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

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

Business Environment and Trends

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the recent market downturn and rising inflation may result in some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. Recent events in the Ukraine and Russia have also caused disruptions in the global financial markets. While we do not have any operations or customers in the Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

Approximately 35% of our revenue and expenses are denominated in Canadian dollars. The Canadian dollar depreciated 4% against the U.S. dollar when comparing the average exchange rate for 2022 versus 2021. This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars but had a minimal impact on our net income.

We finalized contracts with two large multinational financial institutions in 2022, with revenue recognized starting in April 2022 and November 2022, respectively. The contracts are for a wide range of services that will be included in both portfolio management and interactive content and data API revenue.

Our revenue increased 16% in 2022. We expect similar revenue growth in fiscal 2023 and we expect our 2023 net income to continue to grow. This is mainly due to the new contracts mentioned above as they have significantly higher gross margins than our typical customer contracts have on average.

Plan of Operation

For 2023 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. This expansion is expected to result in both increased revenue and costs for fiscal 2023.

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

Important development projects for 2023 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Capitalized Application Software

Capitalized software costs include costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life. We exercise significant judgment in determining that capitalized application software costs meet the criteria established in Financial Accounting Standards Board (“FASB”) ASC 350-40, Internal-Use Software. The most significant estimates are the allocation of our development personnel’s time working on capitalized internally developed software.

For the years ended December 31, 2022 and 2021, the Company capitalized $2,739,589 and $2,201,222 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by our subscribers to access, manage and analyze information in our databases. For the years ended December 31, 2022 and 2021, amortization expenses associated with the internally developed application software was $1,943,292 and $1,462,039, respectively. At December 31, 2022, the remaining book value of the capitalized application software was $3,798,374.

Recent Accounting Pronouncements

Recently Adopted

There are no new recently adopted accounting pronouncements for the year ended December 31, 2022.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying Generally Accepted Accounting Principles in the United States of America (“US GAAP”) for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023. The Company does not expect that the adoption of ASU 2020-06 will have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31
	2022	2021	Change ($)	Change (%)

Corporate Quotestream	$6,906,499	$6,399,618	$506,881	8%
Individual Quotestream	2,092,778	2,281,966	(189,188)	(8%)
Total Portfolio Management Systems	8,999,277	8,681,584	317,693	4%
Interactive Content and Data APIs	8,528,328	6,492,788	2,035,540	31%
Total Licensing Revenue	$17,527,605	$15,174,372	$2,353,233	16%

Total licensing revenue increased 16% when comparing the years ended December 31, 2022 and 2021. The increase is a result of a 4% increase in revenue from licensing our Portfolio Management Systems and 31% increase in revenue from our Interactive Content and Data APIs.

Total Portfolio Management System revenue increased by 4% when comparing the years ended December 31, 2022 and 2021, due to an 8% increase in Corporate Quotestream offset by an 8% decrease in Individual Quotestream revenue.

Corporate Quotestream revenue increased 8% for the year ended December 31, 2022 from the comparative period in 2021 due to new contracts signed since the comparative periods. In particular, the increases were due to the new contract we recently signed with the large multinational financial institutions discussed above in the “Business Environment and Trends” section. The increase was also due to an increase in the number of subscribers for existing clients. We have added new products over the past couple years that are continuing to gain traction in the market, and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings. These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.

Individual Quotestream revenue decreased 8% for the year ended December 31, 2022 from the comparative period in 2021 due mainly to a decrease in total subscribers. The depreciation of the Canadian dollar, discussed above in the “Business Environment and Trends” section, also significantly impacted Individual Quotestream revenue as approximately 50% of our Individual Quotestream revenue is earned in Canadian dollars.

Interactive Content and Data APIs revenue increased 31% for the year ended December 31, 2022 from the comparative period in 2021. The increase is attributable to an increase in the number of clients and an increase in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost due to the economic hardship related to COVID-19. In particular, the increase was due to the new contracts we recently signed with the large multinational financial institutions discussed above in the “Business Environment and Trends” section.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2022	2021	Change ($)	Change (%)

Cost of revenue	$8,972,129	$8,438,658	$533,471	6%

Gross profit	$8,555,476	$6,735,714	$1,819,762	27%

Gross margin %	49%	44%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 6% for the year ended December 31, 2022 from the comparative period in 2021. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 49% in 2022 from 44% in 2021. As discussed above in the “Business Environment and Trends” section, we signed contracts with two large multinational financial institutions. These contracts have higher gross margins than our other customer contracts typically have on average, resulting in a significant increase to our gross margin percentage.

Operating Expenses Summary

	Years ended December 31
	2022	2021	Change ($)	Change (%)

Sales and marketing	$2,952,968	$2,507,169	$445,799	18%
General and administrative	3,015,453	2,538,429	477,024	19%
Software development	2,096,404	1,712,558	383,846	22%
Total operating expenses	$8,064,825	$6,758,156	$1,306,669	19%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 18% when comparing the years ended December 31, 2022 and 2021. The increase is a result of additional sales personnel hired since the comparative period to support our product growth initiatives and salary increases and bonuses for existing personnel. The increase is also due to a $115,625 increase in fair value during the year for our preferred stock warrant liability which is recorded as stock-based compensation and included in marketing expense. The increase was offset by the 4% depreciation of the Canadian dollar from the comparative period as most of our sales personnel are located in Canada.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative increased 19% when comparing the years ended December 31, 2022 and 2021. The increase is a result of additional personnel and other costs incurred to support our growth initiatives, and in particular the additional infrastructure and personnel costs associated with obtaining SOC2 Type II certification. SOC2 certification provides independent assurance that an organization maintains a high level of information security, data integrity and business resiliency. We achieved SOC2 Type II certification in November 2022.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 22% for the year ended December 31, 2022 when compared to fiscal 2021, primarily due to new personnel hired since the comparative periods to improve our infrastructure, security, and business continuity management. The increase in development personnel costs was offset by the 4% depreciation of the Canadian dollar from the comparative periods as most of our development personnel are located in Canada.

We capitalized $2,739,590 of development costs for the year ended December 31, 2022, compared to $2,201,222 in 2021. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

	Years ended December 31,
	2022	2021

Foreign exchange gain (loss)	$(40,307)	$107,382
Interest expense	(2,818)	(2,641)
Other income	-	133,257
Total other income and (expenses)	$(43,125)	$237,998

Foreign Exchange Gain (Loss)

We incurred a foreign exchange loss of $40,307 for the year ended December 31, 2022 compared to foreign exchange gain of $107,382 for the year ended December 31, 2021.

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

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative periods. Interest expense of $2,818 was incurred for the year ended December 31, 2022, compared to $2,641 incurred for the year ended December 31, 2021.

Other Income

There was no other income for the year ended December 31, 2022. On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP loan was forgiven in its entirety on February 19, 2021, and was recognized as other income in the comparative 2021 period. See Financial Statement Note 12 “Paycheck Protection Program”.

Provision for Income Taxes

In 2022, the Company recorded Canadian income tax expense of $3,056 compared to a Canadian income tax expense of $3,184 in 2021.

Net Income for the Period

As a result of the foregoing, net income for the year ended December 31, 2022 was $444,470 compared to net income of $212,372 for the year ended December 31, 2021. Basic and diluted earnings per share was $0.00 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our cash totaled $477,987 at December 31, 2022, as compared with $258,705 at December 31, 2021, an increase of $219,282. Net cash of $3,141,500 was provided by operations for the year ended December 31, 2022, primarily due to the net income during the period adjusted for non-cash charges, an increase in accounts payable, and a decrease in prepaid expenses. Net cash used in investing activities for the year ended December 31, 2022 was $2,920,124 resulting primarily from capitalized application software costs. If circumstances dictate, however, we have the flexibility to reduce development spending to maintain a strong liquidity position. Cash used in financing activities for the year ended December 31, 2022 was $2,094 from repayment of finance lease obligations.

We typically operate with a working capital deficit. As of December 31, 2022 our working capital deficit is $2,204,801 however current liabilities include $1,166,848 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

The following material weaknesses were identified during the preparation and review of the current period financial statements:

•	There is a lack of segregation of duties in financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	80	Chairman of the Board

Keith J. Randall	56	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	55	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2022, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2022 and 2021 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2022	$197,500	-	-	-	$197,500
Chief Executive Officer &	2021	$185,000	-	-	-	$185,000
CFO, QuoteMedia, Inc.

David M. Shworan (4)	2022	$416,667	$133,333	-	-	$550,000
Chief Executive Officer,	2021	$400,000	-	-	-	$400,000
QuoteMedia, Ltd.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)

Mr. Randall is our Chief Financial Officer, and effective March 31, 2018, was also appointed Chief Executive Officer, and Director. Mr. Randall has retained his role as Chief Financial Officer and will serve as both “Principal Executive Officer” and “Principal Financial and Accounting Officer”.

(4)

Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. In 2022 Mr. Shworan was paid a base salary of $416,667 and was awarded a bonus of $133,333 which was accrued as of December 31, 2022, and remains unpaid as of March 21, 2023.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Common Stock Options/Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	200,000	-	$0.036	15-May-2025
	2,000,000	-	$0.036	15-May-2025
	3,000,000	-	$0.036	15-May-2025
	2,400,000	-	$0.036	15-May-2025
	4,000,000	-	$0.100	28-Dec-2037

Keith J. Randall	100,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	50,000	-	$0.036	15-May-2025
	100,000	-	$0.035	26-Oct-2027

	Number of Securities Underlying Unexercised Preferred Stock Warrants
Name	Exercisable	Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Exercise Date

David M. Shworan	1,250	-	$1.00	28-Dec-2047
	15,000	-	$1.00	01-Jan-2048
	15,000	-	$1.00	01-Jan-2049
	-	382,243	$1.00	28-Dec-2037

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2022. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2022, computed in accordance with FASB ASC 718, Stock Compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$127,500	-	-	$127,500

The Chairman of the Board, Robert J. Thompson, currently receives a monthly retainer of $12,500. Directors who are also employees do not receive additional cash compensation for service on our Board of Directors. All directors receive a grant of 200,000 options to purchase shares of common stock upon joining our Board of Directors, which are vested on the date of grant. From time to time, we grant to our directors options or warrants to purchase additional shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 21, 2023 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	44,151,800	41.6%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	43,806,062	43.4%

5% Stockholders	N/A	N/A

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)

The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 21, 2023. The numbers and percentages shown include the shares of common stock actually owned as of March 21, 2023 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 21, 2023 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents the following:

•	10,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to acquire directly 11,600,000 shares of common stock

•	17,002,500 shares owned by Mr. Shworan’s wife

•	1,037,500 shares of common stock owned by Bravenet Web Services, Inc. and vested options and warrants to acquire 1,480,000 shares of common stock. Mr. Shworan is a control person of Bravenet Web Services, Inc. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein

•	Vested options and warrants to acquire 2,520,000 shares of common stock owned by Harrison Avenue Holdings Ltd. Mr. Shworan is a control person of Harrison Avenue Holdings Ltd. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein

•	See also Item 11, “Executive Compensation – Employment Agreements.”

(4)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(5)	Represents 493,976 shares of common stock and vested options and warrants to acquire 300,000 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2022.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2022, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

The 1999 plan is administered by our Board of Directors, or a committee appointed by our board. Our board or the committee has the authority to grant options, determine the purchase price of shares of our common stock covered by each option, determine the persons who are eligible under the 1999 plan, interpret the 1999 plan, determine the terms and provisions of an option agreement, and make all other determinations deemed necessary for the administration of the 1999 plan. Options may be granted to any director, officer, key employee, or any advisory board member of our company. Incentive stock options may not be granted to a director, consultant, or advisory board member that is not an employee of our company.

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

At December 31, 2022, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2022, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan is a control person of 410734 B.C. Ltd. At December 31, 2022, there was $13,343 due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. For the years ended December 31, 2022 and 2021, there was $12,500 and $11,970 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At December 31, 2022, there were $70,100 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by Nasdaq.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On September 27, 2022, Quotemedia, Inc. (the “Company”) received notification from its independent registered public accounting firm, Moss Adams LLP (“Moss Adams”), that Moss Adams was resigning as the Company’s independent registered public accounting firm upon completion of the review of the Company’s unaudited financial statements for the quarter ended September 30, 2022. On January 17, 2023, the Audit Committee of our Board of Directors engaged MNP, LLP as our new independent registered public accounting firm.

Aggregate fees billed to our company for the fiscal years ended December 31, 2022 and 2021 by MNP, LLP, our principal accountants, are as follows:

	2022	2021

Audit Fees	$189,241	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Aggregate fees billed to our company for the fiscal years ended December 31, 2022 and 2021 by Moss Adams LLP, our former principal accountants, are as follows:

	2022	2021

Audit Fees	$104,895	$108,985
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

                All services provided by MNP, LLP and Moss Adams LLP described above under the captions “Audit Fees” were approved by our Audit Committee.

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

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.4	Amended 1999 Equity Incentive Compensation Plan (2)
10.7	2003 Equity Incentive Compensation Plan (1)
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2	Consent of MNP, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________

(1)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 27, 2003.

(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on August 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	QUOTEMEDIA, INC.

	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	March 31, 2023
Robert J. Thompson

/s/ David M. Shworan	Director	March 31, 2023
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)	March 31, 2023
Keith J. Randall

QuoteMedia, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Quotemedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quotemedia, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Phoenix, Arizona

March 30, 2022, except for Note 2, as to which the date is March 31, 2023.

We have served as the Company’s auditor from 2017 to 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuoteMedia Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QuoteMedia Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2021 were audited by other auditors whose report dated March 31, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the [consolidated] financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalized Software Development Costs

As described in Note 1(f) and 6 to the consolidated financial statements, the Company capitalizes certain costs relating to the development of internal software. These costs may be related to new products as well as existing products when the costs will result in significant additional functionality. Management applied significant judgment in assessing whether the assets met the required criteria for initial capitalization, including the assessment of expected future benefits from the projects to be capitalized, technical feasibility and commercial viability. The value of development costs capitalized during the year ended December 31, 2022 was $2.7 million.

The principal considerations for our determination that capitalized development costs is a critical audit matter was the significant judgement required by management in assessing whether the assets met the required criteria for initial capitalization, stage of development, and nature of costs that qualify for capitalization. This resulted in a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence relating to managements process of identifying projects and the stage of development and related development activities within those projects that qualify for capitalization, in accordance with the applicable accounting standards.

We responded to this matter by performing procedures over capitalized software development costs. Our audit work in relation to this included, but was not restricted to, the following:

•	Obtained an understanding of the Company’s process to identify development projects and development costs qualifying for capitalization;

•	Evaluated management’s listing of active development projects by review of project reports and discussions with development personnel to assess the reasonableness as to whether the activities were demonstrative of the capitalization criteria in accordance with the applicable accounting standard;

•	Obtained a schedule compiled by management to compute the capitalized costs by project and performed testing over the completeness and mathematical accuracy of the hours and payroll rates included within the schedule;

•	Tested a sample of the Company’s capitalized costs by validating the nature of the activities performed and time devoted to capitalizable activities through discussion with individual software developers and project managers; and

•	Agreed the calculated amounts for capitalization to underlying payroll data to evaluate the reasonableness of hourly rates used for cost capitalization.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2023

Mississauga, Canada

March 31, 2023

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2022	2021 (restated)

ASSETS

Current assets:
Cash and cash equivalents	$477,987	$258,705
Accounts receivable, net	910,277	624,127
Prepaid expenses	231,694	220,399
Other current assets	29,092	39,226
Total current assets	1,649,050	1,142,457

Deposits	15,002	16,005
Property and equipment, net (see note 6)	4,208,250	3,417,977
Goodwill (see note 6)	110,000	110,000
Intangible assets (see note 7)	73,572	64,856
Operating lease right-of-use assets (see note 5)	506,219	829,960

Total assets	$6,562,093	$5,581,255

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,512,837	$2,434,389
Deferred revenue (see note 3)	1,166,848	622,497
Current portion of operating lease liabilities (see note 5)	174,166	180,544
Current portion of finance lease liabilities (see note 5)	-	2,094
Total current liabilities	3,853,851	3,239,524

Long-term portion of operating lease liabilities (see note 5)	323,685	532,782
Preferred stock warrant liability (see note 9)	629,375	513,750

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at December 31, 2022 and December 31, 2021 (see note 9)	2,983,857	2,983,857

Stockholders’ deficit:

Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at December 31, 2022 and December 31, 2021	90,479	90,479
Additional paid-in capital	18,903,272	18,887,759
Accumulated deficit	(20,222,426)	(20,666,896)
Total stockholders’ deficit	(1,228,675)	(1,688,658)

Total liabilities and stockholders’ deficit	$6,562,093	$5,581,255

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2022	2021

REVENUE (see note 3)	$17,527,605	$15,174,372

COST OF REVENUE	8,972,129	8,438,658

GROSS PROFIT	8,555,476	6,735,714

OPERATING EXPENSES

Sales and marketing	2,952,968	2,507,169
General and administrative	3,015,453	2,538,429
Software development	2,096,404	1,712,558
	8,064,825	6,758,156

OPERATING INCOME (LOSS)	490,651	(22,442)

OTHER INCOME (EXPENSES), NET

Foreign exchange (loss) gain	(40,307)	107,382
Interest expense	(2,818)	(2,641)
Other income	-	133,257
	(43,125)	237,998

INCOME BEFORE INCOME TAXES	447,526	215,556

Income tax expense (see note 8)	(3,056)	(3,184)

NET INCOME	$444,470	$212,372

EARNINGS PER SHARE (see note 10)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 10)

Basic	90,477,798	90,477,798
Diluted	119,545,723	119,313,662

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2022 and 2021

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Number of Shares	Amount	Numberof Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020 (restated)	123,685	$2,983,857	90,477,798	$90,479	$18,855,883	$(20,879,268)	$(1,932,906)

Stock-based compensation	-	-	-	-	31,876	-	31,876

Net income	-	-	-	-	-	212,372	212,372

Balance, December 31, 2021 (restated)	123,685	$2,983,857	90,477,798	$90,479	$18,887,759	$(20,666,896)	$(1,688,658)

Stock-based compensation	-	-	-	-	15,513	-	15,513

Net income	-	-	-	-	-	444,470	444,470

Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2022	2021
OPERATING ACTIVITIES:

Net income	$444,470	$212,372

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,121,135	1,640,245
Stock-based compensation expense – common stock warrants	15,513	31,876
Stock-based compensation expense – preferred stock warrants	115,625	-
Gain on forgiveness of PPP loan (Note 12)	-	(133,257)
Changes in assets and liabilities:
Accounts receivable	(286,150)	74,207
Prepaid expenses	(11,295)	(111,922)
Other current assets	10,134	74,600
Deposits	1,003	(119)
Accounts payable, accrued and other liabilities	186,714	292,790
Deferred revenue	544,351	77,595
Net cash provided by operating activities	3,141,500	2,158,387

INVESTING ACTIVITIES:

Purchase of fixed assets	(164,221)	(94,406)
Purchase of intangible assets	(16,313)	(9,999)
Capitalized application software	(2,739,590)	(2,201,222)
Net cash used in investing activities	(2,920,124)	(2,305,627)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	(2,094)	(11,965)
Net cash provided used in financing activities	(2,094)	(11,965)

Net increase (decrease) in cash and cash equivalents	219,282	(159,205)

Cash and cash equivalents, beginning of year	258,705	417,910

Cash and cash equivalents, end of year	$477,987	$258,705

See supplementary information (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

a) Nature of operations

Quotemedia, Inc. (the “Company”) is a software developer and distributor of financial market data and related services to a global marketplace. The Company specializes in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. The Company develops software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate intranets.

b) Basis of consolidation

The consolidated financial statements include the operations of QuoteMedia, Ltd., a wholly owned Canadian subsidiary of the Company. All intercompany transactions and balances have been eliminated.

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all the Company’s operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Because the U.S. dollar is the functional currency, exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Cash and cash equivalents

Cash equivalents include money market investments that have an original maturity of three months or less and are redeemable on demand. The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

e) Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $200,000 and $150,000 at December 31, 2022 and 2021, respectively. Bad debt expense for the years ended December 31, 2022 and 2021 were $135,969 and $38,061, respectively.

f) Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. There were no fixed assets retired during the years ended December 31, 2022 and 2021.

Capitalized software development includes costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. The majority of the capitalized costs relate to a portion of the salaries and other related costs for the Company’s software engineers. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2022 and 2021.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h) Income taxes

Income taxes are provided in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between income for financial statement purposes and income for tax purposes as well as operating loss carry-forward. Deferred tax expenses or recovery result from the net change during the year of deferred tax assets and liabilities. Any interest and penalties are recorded as part of income tax expense.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. The Company recorded Canadian income tax expense of $3,056 and $3,184 for the years ended December 31, 2022 and 2021, respectively (see Note 8).

i) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the year end and the reported amount of revenue and expenses during the year. Such estimates include (i) fair values used to test goodwill and capitalized development costs for impairment; (ii) the amount of allowance for doubtful accounts, (iii) the capitalization of software development costs, (iv) income taxes, (v) the incremental borrowing rate for operating leases, (vi) the useful life of property and equipment, and (vii) stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

j) Software development expenses

Software development expenses consist primarily of costs incurred to maintain the Company’s software applications. The Company expensed $2,096,404 and $1,712,558 in software development costs during the years ended December 31, 2022 and 2021, respectively (see Note 6).

k) Revenue

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support. The Company licenses financial market data information on a monthly, quarterly, or annual basis. The Company’s products and services are divided into two main categories:

Interactive Content and Data Applications

•	Proprietary financial software applications and streaming market data feeds
•	Subscriptions are typically sold for a fixed fee and revenue is recognized ratably over the term of the subscription.

Portfolio Management and Real-Time Quote Systems

1.	Corporate Quotestream (Business-to-Business)
	o	Web-delivered, embedded applications providing real-time, streaming market quotes and research information targeted to both professionals and non-professional users.
	o	Revenue is typically earned based on customer usage.
2.	Individual Quotestream (Business-to-Consumer)
	o	Web-delivered, embedded applications providing real-time, streaming market quotes and research information targeted to non-professional users.
	o	Subscriptions are typically sold for a fixed fee and revenue is recognized ratably over the term of the subscription.

The Company does not provide its customers with the right to take possession of its software products at any time.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company executes a signed contract with the customer that specifies services to be provided, the payment amounts and terms, and the period of service, among other terms.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Upfront set-up or development fees are deferred and recognized over the service term of the contract, as set-up and development fees are not distinct from the market data service contracts to which they relate.

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

l) Financial instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The Company believes that the fair value of financial instruments approximates the recorded book value of those instruments due to the short-term nature of the instruments or stated interest rates that approximate market interest rates.

m) Stock-Based Compensation

Stock-based compensation awards are measured at their fair value on the date of grant with the expense recognized, net of estimated forfeitures, over the related service or performance period on a straight-line basis . The Company used the Black-Scholes valuation model to calculate the fair value of common stock options and warrants.

n) Recent Accounting Pronouncements

Recently Adopted

There are no new recently adopted accounting pronouncements for the year ended December 31, 2022.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying Generally Accepted Accounting Principles in the United States of America (“US GAAP”) for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023. The Company does not expect that the adoption of ASU 2020-06 will have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. PRIOR PERIOD ERROR

Subsequent to the filing of its Quarterly Report for the quarterly period ended March 31, 2022, the Company reassessed its classification of warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants” – see Financial Statement Note 9 “Redeemable Convertible Preferred Stock and Stockholders’ Deficit”). The Company concluded that its original classification of the Preferred Stock Warrants as equity was incorrect and that the Preferred Stock Warrants should have been classified as a liability in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities From Equity. The error resulted in the following revision for the comparative December 31, 2021 Balance Sheet:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Additional Paid-in Capital was reduced by $750,000
•	Preferred Stock Warrant Liability was increased by $513,750
•	Accumulated Deficit was reduced by $236,250

In addition, Additional Paid-in Capital was reduced by $750,000 and Accumulated Deficit was reduced by $513,750 for the comparative stockholders’ equity balances as of December 31, 2020.

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. The Company’s revenue by type of service consists of the following for the years ended December 31,

	2022	2021
Portfolio Management Systems
Corporate Quotestream	$6,906,499	$6,399,618
Individual Quotestream	2,092,778	2,281,966
Interactive Content & Data APIs	8,528,328	6,492,788
Total revenue	$17,527,605	$15,174,372

Deferred Revenue

Changes in deferred revenue were as follows for the years ending December 31,

	2022	2021

Beginning balance	$622,497	$544,902
Revenue recognized in the current period from the amounts in the beginning balance	(568,001)	(422,118)
New deferrals, net of amounts recognized in the current period	1,112,431	500,936
Effects of foreign currency translation	(79)	(1,223)
Total deferred revenue	$1,166,848	$622,497

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2022, there was $13,343 due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. For the years ended December 31, 2022 and 2021, there was $12,500 and $11,970 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At December 31, 2022, there were $70,100 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASES

The Company has operating leases for corporate offices. The Company’s leases have remaining lease terms of 1 year to 4 years. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on the Company’s consolidated balance sheets. The Company renewed its lease for office space in Parksville, Canada as of May 1, 2021 for an additional 5 years resulting in a right of use asset and an offsetting lease liability of $233,978.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected the short-term lease exception and therefore only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. When determining lease terms, the Company factors in options to extend or terminate leases when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases the Company accounts for the lease and non-lease components as a single lease component.

Supplemental balance sheet information related to leases at December 31, was as follows:

	2022	2021
Operating Leases

Operating lease right-of-use assets, net	$506,219	$829,960

Current portion of operating lease liability	$174,166	$180,544
Long-term portion of operating lease liability	323,685	532,782
Total operating lease liability	$497,851	$713,326

Finance Leases

Computer equipment on financing lease	$-	$11,929
Less: accumulated depreciation	-	11,929
Computer equipment on financing lease, net	$-	$-

Current portion of finance lease liability	-	2,094
Total finance lease liability	$-	$2,094

	2022	2021
Weighted Average Remaining Lease Term
Operating leases	2.7 years	3.6 years
Finance leases	-	0.8 years

Weighted Average Discount Rate
Operating leases	9.9%	9.8%
Finance leases	7.5%	7.5%

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

Operating Leases
Year ending December 31,

2023	215,349
2024	201,420
2025	134,941
2026	19,109
Total lease payments	570,819
Less imputed interest	(72,968)
Total	$497,851

The components of lease expense for the years ended December 31, were as follows:

	2022	2021
Operating lease costs:
Operating lease costs	$236,737	$259,191
Short-term lease costs	98,570	89,634
Total operating lease costs	$335,307	$348,825

Finance lease costs:
Amortization	$-	$15,113
Interest	64	422
Total finance lease cost	$64	$15,535

Supplemental cash flow information related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$224,741	$262,060
Operating cash flows from finance leases	64	422
Financing cash flows from finance leases	2,087	11,965

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	233,978

6. PROPERTY AND EQUIPMENT

At December 31:

	2022	2021

Computer equipment	$1,493,705	$1,330,548
Office furniture and equipment	27,783	26,719
Leasehold improvements	13,573	13,573
Capitalized application software	16,214,697	13,475,108
Total property and equipment	17,749,758	14,845,948
Less: accumulated depreciation and amortization	(13,541,508)	(11,427,971)
Property and equipment, net	$4,208,250	$3,417,977

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease
Capitalized application software	3 years

For the years ended December 31, 2022 and 2021, the Company capitalized $2,739,590 and $2,201,222 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases. For the years ended December 31, 2022 and 2021, amortization expenses associated with the internally developed application software was $1,943,292 and $1,462,039, respectively. At December 31, 2022, the remaining book value of the capitalized application software was $3,798,374.

Depreciation expense for equipment and leaseholds for the years ended December 31, 2022 and 2021 was $170,245 and $171,149, respectively.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS AND GOODWILL

	2022	2021

Intangible assets:
Software licenses & intellectual property	$138,159	$121,845
Domain names	20,569	20,569
	158,728	142,414
Less: accumulated amortization	(85,156)	(77,558)
Total intangible assets, net	$73,572	$64,856

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the software licenses and domain names is estimated to be 20 years. The useful life of intellectual property is 5 years. Amortization expense for amortized intangible assets was $7,596 and $7,057 for the years ended December 31, 2022 and 2021, respectively.

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2023	$7,936
2024	7,936
2025	7,936
2026	7,936
2027	7,936
Thereafter	33,892
Total	$73,572

Goodwill is reported as an indefinite life intangible asset. The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill. Through December 31, 2022 the Company has not had any goodwill impairment.

8. INCOME TAXES

The Company accounts for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021

Net income before income tax	$447,526	$215,556

Tax provision (benefit) at the statutory rate of 21%	110,544	43,916
State income taxes, net of federal income tax	(16,440)	8,095
Stock-based compensation and other non-deductible expenses	47,040	6,694
Change in federal NOL	-	2,703
Adjustment in respect of prior periods	99,660	-
Change in other items	86,042	(70,472)
State income tax expense	-	64
Canadian income tax expense	3,070	3,184
Change in valuation	(326,860)	9,000
Income tax expense (recovery)	$3,056	$3,184

In 2022, the Company recorded a Canadian income tax expense of $3,056.  The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, net operating loss carry-forward for federal and state income tax reporting purposes amounted to approximately $8,047,000 and $3,430,000 of which $6,968,000 of federal net operating loss carry-forwards will expire in varying amounts through the year 2037.  The remaining federal net operating loss of approximately $1,079,000 are available for carry-forward indefinitely.

The components of the Company’s deferred tax asset (liabilities) at December 31, 2022 and 2021 are as follows:

	2022	2021
Tax effect of net operating loss carry-forward – U.S.	$1,822,760	$2,703,000
Tax effect of net operating loss carry-forward – Canada	141,340	-
Property & equipment	(3,610)	4,000
Right-of-use asset	(133,860)	-
Capital lease obligation	131,700	-
Intangibles	(321,970)	(730,000)
Other	49,740	36,000
Less valuation allowance	(1,686,100)	(2,013,000)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.  The valuation allowance decreased $326,900 for the year ended December 31, 2022. This is primarily due to the increase of federal and state net operating losses.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2018-2022) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

a) Redeemable convertible preferred shares

The Company is authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s Preferred Stock were designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights.

At December 31, 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the years ended December 31, 2022 and 2021.

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

b) Common stock

No shares of common stock were issued during the years ended December 31, 2022 and 2021.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c) Stock Options and Warrants

1999 Stock Option Plan

During March 1999, the Company adopted, and the Company’s stockholders approved, the 1999 Stock Option Plan to advance the interests of the Company by encouraging and enabling key employees to acquire a financial interest in the Company and link their interests and efforts to the long-term interests of the Company’s stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2022, 1,144,817 shares of the Company’s common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of the Company’s common stock under the 1999 plan.

2003 Equity Incentive Compensation Plan

The Company’s Board of Directors has approved the 2003 Equity Incentive Compensation Plan, or the 2003 plan, approved by the Company’s stockholders at the annual meeting held on February 14, 2003. The purpose of the 2003 plan is to assist the Company in attracting, motivating, retaining, and rewarding high-quality executives and other employees, directors, officers, and independent contractors by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

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

At December 31, 2022, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2022, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

Total estimated stock-based compensation expense, related to all the Company’s stock-based awards was comprised as follows:

	2022	2021

Sales and marketing	$131,858	$16,956
General and administrative	-	14,920
Stock based compensation expense	$131,858	$31,876

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the years ended December 31, 2022 and 2021:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at January 1, 2021	26,372,803	$0.06
Granted during the period	1,030,000	$0.04
Forfeited during the period	(1,630,000)	$0.04
Outstanding at December 31, 2021	25,772,803	$0.06
Outstanding at December 31, 2022	25,772,803	$0.06

The following table summarizes the Company’s non-vested common stock option and warrant activity for the years ended December 31, 2022 and 2021:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at January 1, 2021	3,700,000	$0.08
Vested during the period	(1,675,000)	$0.08
Non-vested at December 31, 2021	2,025,000	$0.08
Vested during the period	(2,025,000)	$0.08
Non-vested at December 31, 2022	-	$0.08

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2022:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2022	Life (Years)	Price	2022	Price

$0.03-0.10	25,772,803	6.56	$0.06	25,772,803	$0.06

At December 31, 2022, there was no unrecognized compensation cost related to non-vested options granted to purchase common stock.

We calculate the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2022	2021
Expected dividend yield	N/A	-
Expected stock price volatility	N/A	103%
Risk-free interest rate	N/A	4%
Expected life of options (years)	N/A	1.0
Weighted average fair value of options and warrants granted	N/A	$0.13

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2022, the aggregate intrinsic value of options and warrants outstanding and exercisable was $3,921,022. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of December 31, 2022. The probability is re-evaluated each reporting period. As of December 31, 2022, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, the Company is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 25 years. As of December 31, 2022, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2022 and 2021.

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

The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. As of December 31, 2022 and 2021, the fair value of the Preferred Stock Warrant Liability was $629,375 and $513,750, respectively. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management’s expected term and probabilities of a liquidity event. The key inputs for the framework were as follows as of December 31, 2022 and 2021:

Valuation Inputs	December 31, 2022	December 31, 2021
Expected Time to Expiration (years)	25.05	26.05
Stock Price on Valuation Date	$0.21	$0.16
Peer Volatility	52.31%	48.79%
Cash Flow Discount Rate	12.93%	14.56%

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the years ended December 31, 2022 and December 31,2021:

Preferred Stock Warrant Liability
Fair value as of December 31, 2021	513,750
Change in fair value	115,625
Fair value as of December 31, 2022	$629,375

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Statements of Operations.

10. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2022 and 2021 are as follows:

	2022	2021

Net income	$444,470	$212,372

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	16,089,121	16,029,293
Weighted average common shares used to calculate diluted net income per share	119,373,490	119,313,662

Net income per share – basic	$0.00	$0.00
Net income per share – diluted	$0.00	$0.00

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2022	2021
Cash paid for
Interest	$3,356	$2,641

The non-cash amounts related to right-of-use assets obtained in exchange for lease obligations are noted below for the years ended December 31,2022 and 2021:

	2022	2021

Right-of-use assets obtained in exchange for lease obligations	$-	$233,978

There were no non-cash amounts related to the purchase of fixed assets under finance leases for the years ended December 31, 2022 and 2021.

Cash and cash equivalents consists entirely of cash at December 31, 2022.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. PAYCHECK PROTECTION PROGRAM

On May 4, 2020, the Company received a $133,257 loan under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides qualifying businesses with these proceeds for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The proceeds and accrued interest are forgivable after twenty-four weeks, known as the covered period, as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The PPP loan was forgiven in its entirety on February 19, 2021. In accordance with ASC 470, Debt,the forgiveness of the loan was recognized as other income on the Company’s consolidated statements of operations.

13. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2022 and 2021, revenue from Canada accounted for approximately 35% and 28%, respectively, of total revenue.

14. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined there are no other subsequent event activity required disclosure.

