Form 10-Q
period 2023-03-31
QUOTEMEDIA INC
filed 2023-05-12
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of May 1, 2023.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2023

INDEX

		Page
Part I.	Financial Information

Item 1.	Consolidated financial statements (unaudited):	3

	Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the three-months ended March 31, 2023 and 2022	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three-months ended March 31, 2023 and 2022	5

	Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2023 and 2022	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 6.	Exhibits	21

Signatures		21

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$675,065	$477,987
Accounts receivable, net	846,943	910,277
Prepaid expenses	255,652	231,694
Other current assets	52,196	29,092
Total current assets	1,829,856	1,649,050

Deposits	20,044	15,002
Property and equipment, net	4,377,548	4,208,250
Goodwill	110,000	110,000
Intangible assets	71,588	73,572
Operating lease right-of-use assets (see note 6)	459,587	506,219

Total assets	$6,868,623	$6,562,093

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,369,477	$2,512,837
Current portion of deferred revenue (see note 4)	1,095,103	1,166,848
Current portion of operating lease liabilities (see note 6)	172,044	174,166
Total current liabilities	3,636,624	3,853,851

Long-term portion of deferred revenue	374,158	-
Long-term portion of operating lease liabilities (see note 6)	281,869	323,685
Preferred stock warrant liability (see note 7)	707,500	629,375

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at March 31, 2023 and December 31, 2022 (see note 7)	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at March 31, 2023 and December 31, 2022	90,479	90,479
Additional paid-in capital	18,903,272	18,903,272
Accumulated deficit	(20,109,136)	(20,222,426)
Total stockholders’ deficit	(1,115,385)	(1,228,675)

Total liabilities, mezzanine equity and stockholders’ deficit	$6,868,623	$6,562,093

The accompanying notes are an integral part of these interim condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended March 31,
	2023	2022 (restated)

REVENUE (see note 4)	$4,750,048	$4,263,796

COST OF REVENUE	2,319,935	2,240,116

GROSS PROFIT	2,430,113	2,023,680

OPERATING EXPENSES

Sales and marketing	824,053	748,268
General and administrative	852,514	671,891
Software development	630,073	470,056
	2,306,640	1,890,215

OPERATING INCOME	123,473	133,465

OTHER INCOME (EXPENSES), NET

Foreign exchange (loss) gain	(8,001)	17,590
Interest expense	(1,452)	(1,224)
	(9,453)	16,366

INCOME BEFORE INCOME TAXES	114,020	149,831

Income tax expense	(730)	(790)

NET INCOME	$113,290	$149,041

EARNINGS PER SHARE (see note 8)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 8)

Basic	90,477,798	90,477,798
Diluted	120,743,864	119,835,799

The accompanying notes are an integral part of these interim condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Three-months ended March 31, 2023:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

Net income	-	-	-	-	-	113,290	113,290

Balance, March 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,109,136)	$(1,115,385)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Three-months ended March 31, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2021 (restated)	123,685	$2,983,857	90,477,798	$90,479	$18,887,759	$(20,666,896)	$(1,688,658)

Stock-based compensation	-	-	-	-	4,239	-	4,239

Net income	-	-	-	-	-	149,041	149,041

Balance, March 31, 2022 (restated)	123,685	$2,983,857	90,477,798	$90,479	$18,891,998	$(20,517,855)	$(1,535,378)

The accompanying notes are an integral part of these interim condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-months ended March 31,
	2023	2022 (restated)
OPERATING ACTIVITIES:

Net income	$113,290	$149,041

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627,987	487,095
Stock-based compensation expense – common stock warrants	-	4,239
Stock-based compensation expense – preferred stock warrants	78,125	55,625
Changes in assets and liabilities:
Accounts receivable	63,334	(211,282)
Prepaid expenses	(23,958)	10,410
Other current assets	(23,104)	16,317
Deposits	(5,042)	(199)
Accounts payable, accrued and other liabilities	(140,666)	(84,864)
Deferred revenue	302,413	330,671
Net cash provided by operating activities	992,379	757,053

INVESTING ACTIVITIES:

Purchase of fixed assets	(28,786)	(13,374)
Capitalized application software	(766,515)	(606,152)
Net cash used in investing activities	(795,301)	(619,526)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	-	(690)
Net cash used in financing activities	-	(690)

Net increase in cash	197,078	136,837

Cash and equivalents, beginning of period	477,987	258,705

Cash and equivalents, end of period	$675,065	$395,542

The accompanying notes are an integral part of these interim condensed financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of March 31, 2023 through the filing of this report.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 contained in the Form 10-K filed with the Securities and Exchange Commission dated March 31, 2023.

Risks and Uncertainties

Adverse macroeconomic conditions, including inflation, slower growth or recession, and higher interest rates could materially adversely affect demand for the Company’s services.

2.SIGNIFICANT ACCOUNTING POLICIES

a) Nature of operations

Quotemedia, Inc. (the “Company”) is a software developer and distributor of financial market data and related services to a global marketplace. The Company specializes in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. The Company develops and license software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate intranets.

b) Basis of consolidation

These consolidated financial statements include the operations of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. All intercompany transactions and balances have been eliminated.

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all of the Company's operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Because the U.S. dollar is the functional currency, exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $125,000 and $200,000 as of March 31, 2023 and December 31, 2022, respectively. Bad debt expenses were ($64,093) and $5,558 for the three ended March 31, 2023 and 2022, respectively.

e) Revenue

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support.  The Company licenses financial market data information on a monthly, quarterly, or annual basis. The Company’s products and services are divided into two main categories:

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Upfront set-up or development fees are deferred and recognized over the service term of the contract, as set-up and development fees are not distinct from the market data service contracts to which they relate.

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

f) Accounting Pronouncements

Recently Adopted

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The adoption of ASU 2016-13 had no impact on the Company’s consolidated financial statements.

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

3.PRIOR PERIOD RESTATEMENTS

Subsequent to the filing of its Quarterly Report for the quarterly period ended March 31, 2022, the Company reassessed its classification of warrants to purchase shares of Series A Redeemable Convertible Preferred Stock (“Compensation Preferred Stock Warrants” – see Financial Statement Note 9 “Redeemable Convertible Preferred Stock and Stockholders’ Deficit”). The Company concluded that its original classification of the Preferred Stock Warrants as equity was incorrect and that the Preferred Stock Warrants should have been classified as a liability in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities From Equity, resulting in the following revisions in the Company’s comparative consolidated financial statements:

Statement of Operations for the three-months ended March 31, 2022:

•	Sales and marketing expenses were increased by $55,625.
•	Net income decreased by $55,625.

Statement of Cash Flows for the three-months ended March 31, 2022:

•	Net income decreased by $55,625.
•	Stock-based compensation expense – preferred stock warrants increased by $55,625.

Statement of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit as of December 31, 2021:

•	Additional Paid-in Capital was reduced by $750,000.
•	Accumulated Deficit was reduced by $236,250.

Statement of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit as of March 31, 2022:

•	Additional Paid-in Capital was reduced by $750,000.
•	Accumulated Deficit was reduced by $180,625.

4.REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended March 31,
	2023	2022
Portfolio Management Systems
Corporate Quotestream	$1,827,253	$1,716,097
Individual Quotestream	487,567	553,461
Interactive Content and Data APIs	2,435,228	1,994,238
Total revenue	$4,750,048	$4,263,796

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2022	$1,166,848
Revenue recognized in the current period from the amounts in the beginning balance	(565,370)
New deferrals, net of amounts recognized in the current period	866,786
Effects of foreign currency translation	997
Balance at March 31, 2023	$1,469,261

Current portion of deferred revenue	$1,095,103
Long-term portion of deferred revenue	374,158
Total deferred revenue	$1,469,261

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially of the Company’s contracts is one year or less.

5.RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At March 31, 2023, there were no amounts due to 410734 B.C. Ltd. At December 31, 2022, there was $13,343 due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. At March 31, 2023 and 2022, there was $7,500 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At March 31, 2023 and December 31, 2022, there were $134,102 and $70,100 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

6.LEASES

The Company has operating leases for corporate offices and finance leases for certain equipment. The leases have remaining lease terms of 1 year to 5 years. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on the consolidated balance sheets.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments is used. Management elected the short-term lease exception and therefore only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. When determining lease terms, management factors in options to extend or terminate leases when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases the Company accounts for the lease and non-lease components as a single lease component.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating Leases

Operating lease right-of-use assets	$459,587	$506,219

Current portion of operating lease liability	$172,044	$174,166
Long-term portion of operating lease liability	281,868	323,685
Total operating lease liability	$453,912	$497,851

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating leases	2.5 years	2.7 years
Weighted Average Discount Rate
Operating leases	9.9%	9.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2023 (excluding the three-months ended March 31, 2023)	$158,610
2024	202,030
2025	135,350
2026 and thereafter	19,168
Total lease payments	515,158
Less imputed interest	(61,245)
Total	$453,913

The components of lease expense for the three-months ended March 31, 2023 and 2022 were as follows:

	Three-months ended March 31,
	2023	2022
Operating lease costs:
Operating lease costs	$58,427	$63,027
Short-term lease costs	26,987	22,403
Total operating lease costs	$85,414	$85,430

Finance lease costs:
Interest	-	35
Total finance lease costs	$-	$35

Supplemental cash flow information for the three-months ended March 31, 2023 and 2022 related to leases was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,719	$85,820
Operating cash flows from finance leases	-	35
Financing cash flows from finance leases	-	690

There was no additional right of use assets obtained in exchange for lease obligations for the three-months ended March 31, 2023 and 2022.

7.REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

a) Redeemable Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s Preferred Stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A Redeemable Convertible Preferred Stock has no dividend or voting rights.

At March 31, 2023, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three-months ended March 31, 2023 and 2022.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

b) Common stock

No shares of common stock were issued during the three-months ended March 31, 2023 and 2022.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three-months ended March 31, 2023 and 2022 was comprised as follows:

	Three-months ended March 31,
	2023	2022

Sales and marketing	$-	$4,239
General and administrative	-	-
Total stock-based compensation expense	$-	$4,239

Common Stock Options and Warrants

There were 25,772,803 fully vested common stock warrants and options outstanding at March 31, 2023 and December 31, 2022 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three-months ended March 31, 2023 and 2022.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at March 31, 2023:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$ 0.03-0.11	25,772,803	6.31	$0.06

At March 31, 2023, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2023, the aggregate intrinsic value of options and warrants outstanding and exercisable was $5,725,118. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2023. The probability is re-evaluated each reporting period. As of March 31, 2023, there was $7,185,430 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of March 31, 2023, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 24.8 years. As of March 31, 2023, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three-months ended March 31, 2023 and 2022.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. As of March 31, 2023 and December 31, 2022, the fair value of the Preferred Stock Warrant Liability was $707,125 and $629,375, respectively. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of March 31, 2023 and December 31, 2022:

Valuation Inputs	March 31, 2023	December 31, 2022
Expected Time to Expiration (years)	24.80	25.05
Stock Price on Valuation Date	$0.28	$0.21
Peer Volatility	51.52%	52.31%
Cash Flow Discount Rate	16.45%	12.93%

The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the three-months ended March 31, 2023:

Preferred Stock Warrant Liability
Fair value as of December 31, 2022	$629,375
Change in fair value	78,125
Fair value as of March 31, 2023	$707,500

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Statements of Operations.

8.EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three-months ended March 31, 2023 and 2022 are as follows:

	Three-months ended March 31,
	2023	2022

Net income	$113,290	$149,041

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	17,459,495	16,551,430
Weighted average common shares used to calculate diluted net income per share	120,743,864	119,835,799

Net income per share – basic	$0.00	$0.00
Net income per share – diluted	$0.00	$0.00

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission.

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

Business Environment and Trends

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the recent market volatility, rising inflation and federal debt level payment uncertainty may result in some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us. Recent events in the Ukraine and Russia have also caused disruptions in the global financial markets. While we do not have any operations or customers in the Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

Approximately 38% of our revenue and 39% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated 7% against the U.S. dollar when comparing the average exchange rate for the three-months ended March 31,2023 versus the comparative 2022 period. This decreased both Canadian dollar revenues and expenses by approximately 3% once translated into U.S. dollars but had a minimal impact on our net income and cash flow.

Our revenue increased 11% for the three-months ended March 31, 2023 versus the comparative 2022 period. Based on revenue already under contract, we expect our revenue growth and net income to improve for the remainder of fiscal 2023.

Plan of Operation

For the remainder of 2023 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. This expansion is expected to result in both increased revenue and costs for the remainder of fiscal 2023.

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

Important development projects for the remainder of 2023 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

In the 2022 Annual Report, we disclose our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies since December 31, 2022. Readers are encouraged to read the 2022 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended March 31,	2023	2022	Change ($)	Change (%)

Corporate Quotestream	$1,827,253	$1,716,097	$111,156	6%
Individual Quotestream	487,567	553,461	(65,894)	(12%)
Total Portfolio Management Systems	2,314,820	2,269,558	45,262	2%

Interactive Content and Data APIs	2,435,228	1,994,238	440,990	22%

Total subscription revenue	$4,750,048	$4,263,796	$486,252	11%

Total licensing revenue increased 11% when comparing the three-months ended March 31, 2023 and 2022. The increase is a result of a 2% increase in revenue from licensing our Portfolio Management Systems and 22% increase in revenue from our Interactive Content and Data APIs.  The depreciation of the Canadian dollar since the comparative period, discussed above in the “Business Environment and Trends” section, significantly impacted our revenue across all product lines, reducing our total revenue by 3%.

Corporate Quotestream revenue increased 6% for the three-months ended March 31, 2023 from the comparative period in 2022 due to an increase in both the number of customers and average revenue per customer since the comparative period.  We have added new products over the past couple years that are continuing to gain traction in the market, and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings.  These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.

Individual Quotestream revenue decreased 12% for the three-months ended March 31, 2023 from the comparative period in 2022 due to both a decrease in total subscribers and average revenue per subscriber.

Interactive Content and Data APIs revenue increased 22% for the three-months ended March 31, 2023 from the comparative period in 2022.  The increase is attributable to an increase in the average revenue per client as the launch of new products and the expansion of our data coverage have allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three-months ended March 31,	2023	2022	Change ($)	Change (%)

Cost of revenue	$2,319,935	$2,240,116	$79,819	4%
Gross profit	$2,430,113	$2,023,680	$406,433	20%
Gross margin %	51%	47%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 4% for the three-months ended March 31, 2023 from the comparative period in 2022. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 51% for the three-months ended March 31, 2023 from 47% in the comparative 2022 period. New contracts signed since the comparative period have higher gross margins than our other customer contracts typically have on average, resulting in a significant increase in our gross margin percentage.

Operating Expenses Summary

Three-months ended March 31,	2023	2022	Change ($)	Change (%)

Sales and marketing	$824,053	$748,268	$75,785	10%
General and administrative	852,514	671,891	180,623	27%
Software development	630,073	470,056	160,017	34%
Total operating expenses	$2,306,640	$1,890,215	$416,425	22%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 10% for the three-months ended March 31, 2023 when compared to the same period in 2022. The increase is a result of additional sales personnel hired since the comparative period to support our product growth initiatives and salary increases for existing personnel. The increase was offset by the depreciation of the Canadian dollar from the comparative period as most of our sales personnel are located in Canada.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 27% for the three-months ended March 31, 2023 when compared to the same period in 2022. The increase is mainly a result of additional professional fees resulting from the change of principal accountants in January 2023.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 34% for the three-months ended March 31, 2023 when compared to the same period in 2022, primarily due to new personnel hired since the comparative period to improve our infrastructure, security, and business continuity management.  The increase in development personnel costs was offset by the depreciation of the Canadian dollar from the comparative period as most of our development personnel are located in Canada.

We capitalized $766,515 of development costs for the three-month period ended March 31, 2023 compared to $606,152 in the same period in 2022.  These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended March 31,	2023	2022

Foreign exchange (loss) gain	$(8,001)	$17,590
Interest expense, net	(1,452)	(1,224)
Total other (expense) income, net	$(9,453)	$16,366

Foreign Exchange Gain

We incurred a foreign exchange loss of $8,001 for the three-month period ended March 31, 2023, compared to a foreign exchange gain of $17,590 in the comparative 2022 period. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances.  Net interest expense of $1,452 was incurred for the three-month period ended March 31, 2023, compared to $1,224 incurred in the same 2022 period.

Provision for Income Taxes

For the three-month period ended March 31, 2023, the Company recorded $730 in Canadian income tax expense compared to $790 in the comparative period in 2022.

Net Income for the Period

As a result of the foregoing, our net income for the three-month period ended March 31, 2023 was $113,290 compared to $149,041 in the comparative period in 2022.  Basic and diluted earnings per share were $0.00 for the three-months periods ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Our cash totaled $675,065 at March 31, 2023, as compared with $477,987 at December 31, 2022, an increase of $197,078. Net cash of $992,379 was provided by operations for the three-months ended March 31, 2023, primarily due to adjustments for non-cash charges and the increase in deferred revenue, offset by a decrease in accounts payable and accrued liabilities. Net cash used in investing activities for the three-months ended March 31, 2023 was $795,301, primarily due to capitalized application software costs and the purchases of fixed assets.

We typically operate with a working capital deficit.  As of March 31, 2023, our working capital deficit was $1,806,768, however current liabilities include $1,095,103 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through April 2024. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At March 31, 2023, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000.  See Financial Statement Note 7 a) “Preferred shares”.

Foreign Exchange Risk

Currently, approximately 38% of our consolidated revenue and 39% percent of our consolidated expenses are denominated in Canadian dollars. Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At March 31, 2023 and December 31, 2022, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

· There is a lack of segregation of duties in financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 12, 2023

