Form 10-Q
period 2023-06-30
QUOTEMEDIA INC
filed 2023-08-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(602) 830-1443

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of August 4, 2023.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$740,100	$477,987
Accounts receivable, net	875,130	910,277
Prepaid expenses	227,831	231,694
Other current assets	106,864	29,092
Total current assets	1,949,925	1,649,050

Deposits	15,353	15,002
Property and equipment, net	4,553,001	4,208,250
Goodwill	110,000	110,000
Intangible assets	69,604	73,572
Operating lease right-of-use assets (see note 6)	411,830	506,219

Total assets	$7,109,713	$6,562,093

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,175,519	$2,512,837
Current portion of deferred revenue (see note 4)	1,530,329	1,166,848
Current portion of operating lease liabilities (see note 6)	173,180	174,166
Total current liabilities	3,879,028	3,853,851

Long-term portion of deferred revenue	278,969	-
Long-term portion of operating lease liabilities (see note 6)	243,020	323,685
Preferred stock warrant liability (see note 7)	767,188	629,375

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at June 30, 2023 and December 31, 2022 (see note 7)	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at June 30, 2023 and December 31, 2022	90,479	90,479
Additional paid-in capital	18,903,272	18,903,272
Accumulated deficit	(20,036,100)	(20,222,426)
Total stockholders’ deficit	(1,042,349)	(1,228,675)

Total liabilities, mezzanine equity and stockholders’ deficit	$7,109,713	$6,562,093

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2023	2022	2023	2022

REVENUE (see note 4)	$4,712,977	$4,298,957	$9,463,025	$8,562,753

COST OF REVENUE	2,324,798	2,262,507	4,644,733	4,502,623

GROSS PROFIT	2,388,179	2,036,450	4,818,292	4,060,130

OPERATING EXPENSES

Sales and marketing	829,712	744,164	1,653,765	1,492,432
General and administrative	770,187	783,980	1,622,701	1,455,871
Software development	684,015	534,873	1,314,088	1,004,929
	2,283,914	2,063,017	4,590,554	3,953,232

OPERATING INCOME (LOSS)	104,265	(26,567)	227,738	106,898

OTHER EXPENSES

Foreign exchange loss	(30,073)	(135,226)	(38,074)	(117,636)
Interest expense	(404)	(507)	(1,856)	(1,731)
	(30,477)	(135,733)	(39,930)	(119,367)

NET INCOME (LOSS) BEFORE INCOME TAXES	73,788	(162,300)	187,808	(12,469)

Income tax expense	(752)	(780)	(1,482)	(1,570)

NET INCOME (LOSS)	$73,036	$(163,080)	$186,326	$(14,039)

EARNINGS PER SHARE (see note 8)

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 8)

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	121,000,418	90,477,798	120,876,073	90,477,798

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Three-months ended June 30, 2023:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,109,136)	$(1,115,385)

Net income	-	-	-	-	-	73,036	73,036

Balance, June 30, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,036,100)	$(1,042,349)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Three-months ended June 30, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2022 (restated)	123,685	$2,983,857	90,477,798	$90,479	$18,891,998	$(20,517,855)	$(1,535,378)

Stock-based compensation	-	-	-	-	4,239	-	4,239

Net loss	-	-	-	-	-	(163,080)	(163,080)

Balance, June 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,896,237	$(20,680,935)	$(1,694,219)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Six-months ended June 30, 2023:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

Net income	-	-	-	-	-	186,326	186,326

Balance, June 30, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,036,100)	$(1,042,349)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Six-months ended June 30, 2022:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2021 (restated)	123,685	$2,983,857	90,477,798	$90,479	$18,887,759	$(20,666,896)	$(1,688,658)

Stock-based compensation	-	-	-	-	8,478	-	8,478

Net loss	-	-	-	-	-	(14,039)	(14,039)

Balance, June 30, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,896,237	$(20,680,935)	$(1,694,219)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended June 30,
	2023	2022
OPERATING ACTIVITIES:

Net income (loss)	$186,326	$(14,039)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271,683	999,734
Stock-based compensation expense – common stock warrants	-	8,478
Stock-based compensation expense – preferred stock warrants	137,813	73,690
Changes in assets and liabilities:
Accounts receivable	35,147	(186,787)
Prepaid expenses	3,863	69,148
Other current assets	(77,772)	22,721
Deposits	(351)	(39,482)
Accounts payable, accrued and other liabilities	(324,580)	223,844
Deferred revenue	642,450	860,043
Net cash provided by operating activities	1,874,579	2,017,350

INVESTING ACTIVITIES:

Purchase of fixed assets	(37,120)	(80,350)
Purchase of intangible assets	-	(16,313)
Capitalized application software	(1,575,346)	(1,287,716)
Net cash used in investing activities	(1,612,466)	(1,384,379)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	-	(1,384)
Net cash used in financing activities	-	(1,384)

Net increase in cash	262,113	631,587

Cash and equivalents, beginning of period	477,987	258,705

Cash and equivalents, end of period	$740,100	$890,292

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of June 30, 2023 through the filing of this report.

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

2. SIGNIFICANT ACCOUNTING POLICIES

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

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all of the Company’s operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Because the U.S. dollar is the functional currency, exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company determines the allowance by reviewing the age of the receivables and assessing the anticipated ability of customers to pay. No collateral is required for any of the receivables and the Company does not usually apply financing charges to outstanding accounts receivable balances. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The allowance for doubtful accounts was $125,000 and $200,000 as of June 30, 2023 and December 31, 2022, respectively. Bad debt expense was $25,852 and $30,633 for the three-months ended June 30, 2023 and 2022, respectively. Bad debt expense (recovery) was ($38,241) and $36,191 for the six-months ended June 30, 2023 and 2022, respectively.

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

3. PRIOR PERIOD RESTATEMENTS

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

Statement of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit as of December 31, 2021:

•	Additional Paid-in Capital was reduced by $750,000.
•	Accumulated Deficit was reduced by $236,250.

4. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2023	2022	2023	2022
Portfolio Management Systems
Corporate Quotestream	$1,876,898	$1,721,574	$3,704,151	$3,437,671
Individual Quotestream	474,143	540,530	961,710	1,093,991
Interactive Content and Data APIs	2,361,936	2,036,853	4,797,164	4,031,091
Total revenue	$4,712,977	$4,298,957	$9,463,025	$8,562,753

Deferred Revenue

Changes in deferred revenue for the six-months ended June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Deferred revenue at beginning of period	$1,166,848	$622,497
Revenue recognized in the current period from the amounts in the beginning balance	(868,395)	(417,390)
New deferrals, net of amounts recognized in the current period	1,507,660	1,277,022
Effects of foreign currency translation	3,185	411
Deferred revenue at end of period	$1,809,298	$1,482,540

Current portion of deferred revenue	$1,530,329	$1,482,540
Long-term portion of deferred revenue	278,969	-
Total deferred revenue	$1,809,298	$1,482,540

Practical Expedients

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At June 30, 2023, there were no amounts due to 410734 B.C. Ltd. At December 31, 2022, there was $13,343 due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. At June 30, 2023 and December 31, 2022, there was $5,000 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At June 30, 2023 and December 31, 2022, there were $220,517 and $70,100 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating Leases

Operating lease right-of-use assets	$411,830	$506,219

Current portion of operating lease liability	$173,180	$174,166
Long-term portion of operating lease liability	243,020	323,685
Total operating lease liability	$416,200	$497,851

	June 30, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases	2.3 years	2.7 years
Weighted Average Discount Rate
Operating leases	9.9%	9.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2023 (excluding the six-months ended June 30, 2023)	$103,247
2024	206,518
2025	138,357
2026 and thereafter	19,593
Total lease payments	467,715
Less imputed interest	(51,515)
Total	$416,200

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of lease expense for the three and six-months ended June 30, 2023 and 2022 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Operating lease costs	$59,165	$58,582	$117,592	$121,609
Short-term lease costs	26,993	22,399	53,980	44,802
Total operating lease costs	$86,158	$80,981	$171,572	$166,411

Finance lease costs:
Interest	$-	$22	$-	$57
Total finance lease costs	$-	$22	$-	$57

Supplemental cash flow information for the six-months ended June 30, 2023 and 2022 related to leases was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116,784	$119,946
Operating cash flows from finance leases	-	57
Financing cash flows from finance leases	-	1,377

There was no additional right of use assets obtained in exchange for lease obligations for the six-months ended June 30, 2023 and 2022.

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

At June 30, 2023, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the three and six-months ended June 30, 2023 and 2022.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

b) Common stock

No shares of common stock were issued during the three and six-months ended June 30, 2023 and 2022.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-months ended June 30, 2023 and 2022 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2023	2022	2023	2022

Sales and marketing	$-	$22,304	$-	$82,168
Total stock-based compensation expense	$-	$22,304	$-	$82,168

Common Stock Options and Warrants

There were 25,772,803 fully vested common stock warrants and options outstanding at June 30, 2023 and December 31, 2022 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three and six-months ended June 30, 2023 and 2022.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at June 30, 2023:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	6.06	$0.06

At June 30, 2023, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2023, the aggregate intrinsic value of options and warrants outstanding and exercisable was $6,240,574. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2023. The probability is re-evaluated each reporting period. As of June 30, 2023, there was $7,185,430 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2023, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 24.5 years. As of June 30, 2023, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and six-months ended June 30, 2023 and 2022.

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

The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. As of June 30, 2023 and December 31, 2022, the fair value of the Preferred Stock Warrant Liability was $767,188 and $629,375, respectively. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management’s expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of June 30, 2023 and December 31, 2022:

Valuation Inputs	June 30, 2023	December 31, 2022
Expected Time to Expiration (years)	24.55	25.05
Stock Price on Valuation Date	$0.30	$0.21
Peer Volatility	47.67%	52.31%
Cash Flow Discount Rate	14.19%	12.93%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the three and six-months ended June 30, 2023:

Preferred Stock Warrant Liability
Fair value as of December 31, 2022	$629,375
Change in fair value	78,125
Fair value as of March 31, 2023	707,500
Change in fair value	59,688
Fair value as of June 30, 2023	$767,188

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Statements of Operations.

8. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six-months ended June 30, 2023 and 2022 are as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2023	2022	2023	2022

Net income (loss)	$73,036	$(163,080)	$186,326	$(14,039)

Weighted average common shares used to
calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable
convertible preferred stock	2,499,900	-	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-	10,306,671	-
Stock options and warrants to purchase
common stock	17,716,049	-	17,591,704	-

Weighted average common shares used to
calculate diluted net income per share	121,000,418	90,477,798	120,876,073	90,477,798

Net income (loss) per share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

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

Approximately 39% of our revenue and expenses are denominated in Canadian dollars. The Canadian dollar depreciated 6% against the U.S. dollar when comparing the average exchange rate for the six-months ended June 30,2023 versus the comparative 2022 period.  This decreased both Canadian dollar revenues and expenses by approximately 2.5% once translated into U.S. dollars but had a minimal impact on our net income and cash flow.

Our revenue increased 11% for the six-months ended June 30, 2023 versus the comparative 2022 period.  Based on revenue already under contract, we expect similar revenue growth and an improvement to net income for the remainder of fiscal 2023.

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

Results of Operations

Revenue

Three-months ended June 30,	2023	2022	Change ($)	Change (%)

Corporate Quotestream	$1,876,898	$1,721,574	$155,324	9%
Individual Quotestream	474,143	540,530	(66,387)	(12)%
Total Portfolio Management Systems	2,351,041	2,262,104	88,937	4%

Interactive Content and Data APIs	2,361,936	2,036,853	325,083	16%

Total subscription revenue	$4,712,977	$4,298,957	$414,020	10%

Six-months ended June 30,	2023	2022	Change ($)	Change (%)

Corporate Quotestream	$3,704,151	$3,437,671	$266,480	8%
Individual Quotestream	961,710	1,093,991	(132,281)	(12% %
Total Portfolio Management Systems	4,665,861	4,531,662	134,199	3%

Interactive Content and Data APIs	4,797,164	4,031,091	766,073	19%

Total subscription revenue	$9,463,025	$8,562,753	$900,272	11%

Total licensing revenue increased 10% and 11% when comparing the three and six-months ended June 30, 2023 and 2022. The depreciation of the Canadian dollar since the comparative periods, discussed above in the “Business Environment and Trends” section, significantly impacted our revenue across all product lines, reducing our total revenue by approximately 2.5%.

Corporate Quotestream revenue increased 9% and 8% for the three and six-months ended June 30, 2023 from the comparative periods in 2022 due to an increase in both the number of customers and average revenue per customer since the comparative periods.  We have added new products over the past couple years that are continuing to gain traction in the market, and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings.  These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.

Individual Quotestream revenue decreased 12% for the three and six-months ended June 30, 2023 from the comparative periods in 2022 due to decreases in both total subscribers and average revenue per subscriber.

Interactive Content and Data APIs revenue increased 16% and 19% for the three and six-months ended June 30, 2023 from the comparative periods in 2022.  The increases are attributable to an increase in the average revenue per client as the launch of new products and the expansion of our data coverage have allowed us to attract larger clients.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2023	2022	Change ($)	Change (%)

Cost of revenue	$2,324,798	$2,262,507	$62,291	3%
Gross profit	$2,388,179	$2,036,450	$351,729	17%
Gross margin %	51%	47%

Six-months ended June 30,	2023	2022	Change ($)	Change (%)

Cost of revenue	$4,644,733	$4,502,623	$142,110	3%
Gross profit	$4,818,292	$4,060,130	$758,162	19%
Gross margin %	51%	47%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 3% for the three and six-months ended June 30, 2023 from the comparative periods in 2022. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 51% for the three and six-months ended June 30, 2023 from 47% in the comparative 2022 periods. New contracts signed since the comparative periods have higher gross margins than our other customer contracts typically have on average, resulting in a significant increase in our gross margin percentage.

Operating Expenses Summary

Three-months ended June 30,	2023	2022	Change ($)	Change (%)

Sales and marketing	$829,712	$744,164	$85,548	11%
General and administrative	770,187	783,980	(13,793)	(2)%
Software development	684,015	534,873	149,142	28%
Total operating expenses	$2,283,914	$2,063,017	$220,897	11%

Six-months ended June 30,	2023	2022	Change ($)	Change (%)

Sales and marketing	$1,653,765	$1,492,432	$161,333	11%
General and administrative	1,622,701	1,455,871	166,830	11%
Software development	1,314,088	1,004,929	309,159	31%
Total operating expenses	$4,590,554	$3,953,232	$637,322	16%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 11% for the three and six-months ended June 30, 2023 when compared to the same periods in 2022. The increases are a result of additional sales personnel hired since the comparative periods to support our product growth initiatives and salary increases for existing personnel. The increases were offset by the depreciation of the Canadian dollar from the comparative periods as most of our sales personnel are located in Canada.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 2% for the three-months ended June 30, 2023, and increased 11% for the six-months ended June 30, 2023 when compared to the same periods in 2022. The increase for the six-months ended June 30, 2023 is mainly a result of additional professional fees incurred in the first quarter of 2023 resulting from the change of principal accountants in January 2023.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 28% and 31% for the three and six-months ended June 30, 2023 when compared to the same periods in 2022, primarily due to new personnel hired since the comparative periods to improve our infrastructure, security, and business continuity management.  The increases in development personnel costs were offset by the depreciation of the Canadian dollar from the comparative periods as most of our development personnel are located in Canada.

We capitalized $808,832 and $1,575,346 of development costs for the three and six-month periods ended June 30, 2023 compared to $681,564 and $1,287,716 in the same periods in 2022.  These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Expenses

Three-months ended June 30,	2023	2022

Foreign exchange loss	$(30,073)	$(135,226)
Interest expense, net	(404)	(507)
Total other expenses, net	$(30,477)	$(135,733)

Six-months ended June 30,	2023	2022

Foreign exchange loss	$(38,074)	$(117,636)
Interest expense, net	(1,856)	(1,731)
Total other expenses, net	$(39,930)	$(119,367)

Foreign Exchange Gain

We incurred a foreign exchange losses of $30,073 and $38,074 for the three and six-months ended June 30, 2023, compared to a foreign exchange losses of $135,733 and $119,367 in the comparative 2022 periods. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances.  Net interest expenses of $404 and $1,856 were incurred for the three and six-month ended June 30, 2023, compared to $507 and $1,731 incurred in the same 2022 periods.

Provision for Income Taxes

For the three and six-months ended June 30, 2023, the Company recorded $752 and 1,482 in Canadian income tax expense compared to $780 and $1,570 in the comparative periods in 2022.

Net Income for the Period

As a result of the foregoing, our net income for the three and six-month ended June 30, 2023 was $73,036 and $186,326 compared to net losses of 163,080 and 14,039 in the comparative periods in 2022.  Basic and diluted earnings per share were $0.00 for the three and six-months periods ended June 30, 2023 and 2022. Basic and diluted losses per share were $(0.00) for the three and six-months periods ended June 30, 2022

Liquidity and Capital Resources

Our cash totaled $740,100 at June 30, 2023, as compared with $477,987 at December 31, 2022, an increase of $262,113.  Net cash of $1,874,579 was provided by operations for the six-months ended June 30, 2023, primarily due to adjustments for non-cash charges and the increase in deferred revenue, offset by a decrease in accounts payable and accrued liabilities. Net cash used in investing activities for the six-months ended June 30, 2023 was $1,612,466, primarily due to capitalized application software costs and the purchases of fixed assets.

We typically operate with a working capital deficit.  As of June 30, 2023, our working capital deficit was $1,929,103, however current liabilities include $1,530,329 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through July 2024. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Preferred Stock Redemption Rights

At June 30, 2023, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding and 1,000 shares may be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000.  See Financial Statement Note 7 a) “Preferred shares”.

Foreign Exchange Risk

Currently, approximately 39% of our consolidated revenue and expenses are denominated in Canadian dollars.  Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At June 30, 2023 and December 31, 2022, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2023

