Form 10-K
period 2023-12-31
QUOTEMEDIA INC
filed 2024-04-08
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large, accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

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

As of March 18, 2024, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2023, was $18,187,362. For the purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such a determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference:  None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2023

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

PART I

ITEM 1. BUSINESS.

General

QuoteMedia, Inc. (OTCQB: QMCI) is a leading provider of financial data, market research information, analytics, news feeds, and financial software solutions to online brokerages, banks, clearing firms, financial service companies, media portals, and public corporations. We are a sole source for a wide array of market information and services, including streaming stock market data feeds, research and analysis information, content applications, portfolio management systems, software products, corporate investor relations provisioning, news services, mobile apps, and custom development. Our portfolio management products are provided on a SaaS (software as a service) model, as are our other interactive content and data APIs.

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

QuoteMedia offers clients the advantages of a sole source for a broad range of data, information, and services, including:

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

We are a United States reporting public company that was incorporated in the State of Nevada in 1999. Our shares are quoted on the OTCQB tier of the OTC Markets under the trading symbol QMCI. Our corporate head office is located at 17100 East Shea Boulevard, Suite 230, Fountain Hills, Arizona 85268, and our telephone number is (602) 830-1443. All references to our business operations in this report include the operations of QuoteMedia, Inc. and our operating divisions and subsidiaries.

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

Interactive Content and Data APIs

QuoteMedia’s proprietary financial software applications and widgets (QModTM) comprise a unique suite of custom Web technologies that combine the power and depth of established financial databases with the flexibility and efficiency of the Web to deliver customized high-quality content to clients around the world. QuoteMedia financial data delivery application products and components comprise an extensive product line that spans the spectrum of Quote Modules, Charts, Market Movers, News, Watch Lists, Tickers, Market Summaries, Option Chains, Filings, Investor Relations Solutions, Fundamentals, Screeners and much more. Our lightweight and fast-loading applications provide an extensive array of information in a variety of delivery vehicles. All our content solutions are completely customizable, embedded directly into client Web pages for seamless integration with existing content, and are licensed to our clients on a recurring subscription basis. Our Interactive Content and Data APIs include the following:

Quote Modules – allow users to enter information and look up various data points on equities, funds, rates, currencies, and the markets.  Our Quote Modules provide complete market data and supplemental data coverage.  This comprehensive coverage consists of fundamental data (EPS, P/E ratio, dividends, yield, shares outstanding, market cap, etc.), analytical statistics (52 week high/low, moving averages, average volumes, moving performance numbers), historical EOD data (fully adjusted and keyed historical data), market updates, North American indices, market movers, actives, gainers, losers, company information (business description, address, phone, fax, auditors, officers, etc.), classification codes (sector, industry, NAICS, SIC, CIK, etc.), share statistics (shares outstanding, float, holdings, profitability, management effectiveness, short interest, short interest ratio), as well as broader market information such as bank rates and currency values. The data returned is compact, customizable, and incorporates comprehensive information, including charts, news, historical stock prices, market depth, filings, insiders, financials, and other information.

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

Fund Screeners – Allow users to filter US or Canadian mutual funds based on an array of distinct characteristics, including fund types, performance metrics, fee structures, etc.

News – Topic-based, sector-based, and equity-based lookup of news stories and commentary relating to the markets, individual companies, or specific areas of interest.

Watch Lists – Display current values and trends for a group of user-defined equities and indices.

Market Statistics – Top gainers and losers on the day for a variety of exchanges and detailed statistical analysis of most actively traded stocks.  A variety of economic indicators are also provided.

Financial Calendars – Including Corporate Events Calendars, Economic Calendars, Stock Market Holiday, and Trading Calendars etc.

Wallboards – Deliver updated market data and news headlines in Real-Time for display to power the wallboard for trade floors, classrooms or other wall displays. Ideal for displaying Indices, Commodities Prices (such as Gold, Silver, Oil and Gas), Currencies, Rates, News Headlines and Commentary, and can even incorporate a client's own content or advertising.

Finance Calculators – Examples include Bond Yield, Cost Basis, Future Asset Value, Loan Payment, Investment Calculator, Monthly Mortgage Payment, Present Asset Value, Rate of Return, Total Return, Currency Converter, etc.

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

 Quotestream is geared towards providing a professional-level experience to non-professional users.  Coverage includes North American and LSE real-time data, NASDAQ, TSX, TSXV and LSE Level 2 data (market depth), market indices, dynamic and interactive charts, options, news, and research information, and end-of-day quote data for over 35 international exchanges, in an easy-to-use and highly configurable interface.

Quotestream Web is the latest HTML5, browser-based version of Quotestream. No downloads or installations are required with this quick, lightweight, and robust application. It is a sophisticated streaming portfolio management solution that only requires a browser, allowing users to track investments and access research data with ease.

The Quotestream Suite of products has been designed specifically for syndication and private branding by brokerage, banking, and other corporate clients. It can be fully integrated into existing user registration databases, portfolio systems and on-line trading systems, thus enabling any brokerage, clearing firm, bank, or other corporation to seamlessly complement their existing product offerings and differentiate themselves from their competition.

QuoteMedia corporate clients purchase volume licenses for their customers, gaining significant increases in customer attraction, retention and activity, and increased revenues as a result.

Quotestream Web and Desktop offer the user custom portfolios and watchlists, market summaries, Level 1 and Level 2 data, a trade trend meter, volume leaders, top gainers and losers, company news, insider activity, SEC filings, research, analysis and opinions, earnings forecasts, news, index/stock ticker, intraday and historical charting, interactive charting, desktop alerts, and email alerts. Users may fully customize their workspaces to suit their needs.  The design also offers quite simple point-and-click and drag-and-drop navigation with little or no typing involved.  Quotestream displays in full screen mode, providing a comprehensive professional trade terminal-style interface.

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

Quotestream Mobile, Quotestream Desktop, and Quotestream Web are true companion products as any changes made to portfolios in either application is automatically reflected in the other.

Quotestream™ Professional

Quotestream Professional is designed specifically for use by financial services professionals and their key support personnel, offering exceptional coverage and functionality at extremely aggressive pricing.  Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra-low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news, and research data.

Quotestream Professional was created with the latest technology, making QuoteMedia’s professional application one of the most sophisticated, user-friendly, and dependable market data and technical analysis solutions available to market professionals today. It provides true thin client access as there is no software to download, no upgrades to install, and no technical staff required. Quotestream Professional is accessed via the Internet, avoiding expensive server and circuit infrastructure requirements.

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

Our financial data services provide a sensible solution to the high up-front cost of in-house developed software. We leverage our technical talent and innovative infrastructure across multiple client platforms, thus creating an economical, efficient, and scalable system that can manage and deliver information application capabilities to an unlimited number of entities from data centers and content feeds across the Internet and over dedicated lines. Our data feeds have among the lowest latency of any available in the market and are developed and delivered using technology that is more current than that used by many major competitors in this market.  Our marketing strategy is based on the following key competitive advantages:

Superior Products – Our goal has always been to create the best products on the market.  We develop all our products in-house and take pride in creating quality applications.  Our products stand out for their superior design, user-friendliness, ease of implementation, customizability, reliability, data speed, accuracy, and comprehensiveness.

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

Single Source Provider – Clients are eager to acquire premium market data feeds, financial applications, streaming solutions, and news and research information from a sole source provider. Rather than having to license applications, information and market data from multiple sources, our clients enjoy the benefits of dealing with a single comprehensive market data supplier.

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

Low Infrastructure Costs - Because of the unique technological advancements in data delivery developed by our company, our distribution model, and the strategic partnerships that are in place, we have maintained very low corporate overhead. All our development is completed in-house, resulting in significant cost efficiencies.  This allows us to focus our resources on data management, data acquisition, customer satisfaction, and business development activities.  Our low-cost base of development and operation also allows us to maintain very competitive pricing.

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg and Rifinitiv and Factset are some of the data providers in this highly competitive marketplace.

While there are many financial data providers, what differentiates us from others is that we offer clients a comprehensive solution for stock market-related information provisioning with more advanced technologies than employed by most of our competitors. Our diversity of technical expertise, agile responsiveness to custom corporate requirements and development needs, and proven commitment to superior delivery technologies have established QuoteMedia as a frontrunner in the financial market data industry.

QuoteMedia's array of products benefit clients with an exceptional number of strong technical differentiators in embedded, fully private-labeled, and seamlessly integrated environments which combine to offer strong market differentiation.

Trademarks, Domain Names, and Intellectual Property

We own the trademarks for “QuoteMedia”, “Quotestream” and “QMod”, the domain names www.quotemedia.com; www.quotestream.com; and www.quotestream.ca. We will continue to own and protect these key assets into the future.

We protect our other intellectual property by a combination of copyrights, trademarks and confidentiality agreements with our employees, customers, and other agents.

Regulatory Issues

We are not subject to any special governmental regulation concerning our supplying of products and services to the marketplace, and we believe we are complying in all material respects with all existing regulations governing other aspects of our businesses.

Employees

We currently have a total of 131 full-time employees, with 8 located in the United States and 123 located in Canada. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may continue to hire additional employees during fiscal 2024 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A. RISK FACTORS.

You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

Catastrophic events outside of our control may impact on our business. The U.S. and global markets have, from time to time, experienced periods of disruptions due to a natural disaster, such as a tsunami, power shortage, or flood; public health crises, such as a pandemic or epidemic; political crises, such as terrorism, war, or other conflict; or other events outside of our control that may occur and adversely impact our business and operating results. The conflict in Ukraine has caused instability in global economies. We will closely monitor the impact of the conflict in Ukraine on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. The extent to which Ukraine conflict may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

Declining activity levels in the securities markets or the failure of market participants could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The recent uncertainty in the global financial markets could result in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It could also lead to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets, while other demand is static and is not dependent on activity levels. If a downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected.

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2023 we saw customers continue their focus on containing or reducing costs because of the more challenging market conditions, and this trend may continue into 2024. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms could lower demand for our services. Over the past few years there has been consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to several customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking, and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations because of bankruptcy and the assets of such customers are not acquired by successor entities, such events could have a material adverse effect on our results of operations.

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

If we are unable to maintain relationships with key suppliers and providers of market data, we will not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We generally obtain data via license agreements. The disruption of any license agreement with a major data supplier could disrupt our operations and lead to an adverse impact on our results of operations.

A prolonged outage at one of our data centers that we share could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond our reasonable control. We maintain multiple redundant data centers to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur because of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and redundant data centers, there can be no assurance that such efforts will be successful or effective.

We compete against companies with greater financial resources. We operate in highly competitive markets in which we compete with other distributors of financial and business information and related services. We expect competition to continue to be rigorous. Some of our competitors and potential competitors have significantly greater financial, technical, and marketing resources than we have. These competitors may be able to expand product offerings and data content more effectively, and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be able to devote greater resources to the development, promotion, and sale of their products. Increased competition in the future could limit our ability to maintain or increase our market share or maintain our margins and could have a material adverse effect on our business, financial condition, or operating results.

New product offerings by competitors or new technologies could cause our services to become obsolete. We operate in an industry that is characterized by rapid and significant technological change, frequent new services, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services and data content and coverage enhancements, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete will be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance and would result in lower revenue.

We may need additional capital with which to implement our business plan, and there is no agreement with any third party to provide such capital. Implementing our business plan may require additional equity or debt financing. If we require additional funding or determine it appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed may have a material adverse effect on our business, results of operations, and financial condition.

We depend on key personnel and expect to hire additional personnel. Our performance substantially depends on the services of David M. Shworan, President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company. The loss of Mr. Shworan, or our other key employees, could have a material adverse effect on our business. Our future success will also depend in large part upon our ability to attract and retain highly skilled management, technical engineers, sales and marketing personnel, and finance and technical personnel.  Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel.  The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers, and sales personnel, could have a material adverse effect on our business, results of operations, and financial condition.

We may need to spend significant amounts of money to protect against security breaches. A party who can circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations.  We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches.  Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet.  Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.  Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.  Were these risks to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

Penny stock rules may make buying or selling our common stock difficult. Our common stock in the past has been, and from time to time in the future may be, subject to the "penny stock" rules as promulgated under the Securities Exchange Act of 1934.  In the event that no exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide each customer with:

•	A risk disclosure document.

•	Disclosure of market quotations, if any.

•	Disclosure of the compensation of the broker-dealer and its salesperson in the transaction; and

•	Monthly account statements showing the market values of our securities held in the customer's accounts.

The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained in the customer's confirmation.  Certain brokers are less willing to engage in transactions involving "penny stocks" because of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

Investors should not expect to receive a dividend in the future. We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply the earnings to the expansion and development of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires June 30, 2026.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol "QMCI." As of March 18, 2024, there were approximately 145 holders of record of our common stock. As of March 18, 2024, the closing price for our common stock was $0.21.

As of March 18, 2024, there were 123,685 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock has a redeemable value of $25 and is convertible into 83.33 shares of our common stock if the common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During 2023, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a developer of financial software and a distributor of market data and research information to online brokerages, clearing firms, banks, media properties, public companies, and financial service corporations worldwide. Through the aggregation of information from many direct data, news, and research sources, we offer a comprehensive range of solutions for all market-related information provisioning requirements.

We have three general product lines: Interactive Content and Data APIs, Data Feed Services, and Portfolio Management Systems. For financial reporting purposes, our product categories share similar economic characteristics and share costs; therefore, they are combined into one reporting segment.

Our Interactive Content and Data APIs consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet. Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All our content solutions are completely customizable and embedded directly into client Web pages for seamless integration with existing content. We are continuing to develop and launch new modules of QModTM, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization. Additionally, QMod delivers search engine optimized (SEO) ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

Quotestream Professional is specifically designed for use by financial services professionals, offering exceptional coverage and functionality at extremely aggressive pricing. Quotestream Professional features broad market coverage, reliability, complete flexibility, ultra-low-latency tick-by-tick data, as well as completely customizable screens, advanced charting, comprehensive technical analysis, news, and research data.

Quotestream Mobile is a true companion product to the Quotestream desktop products (Quotestream and Quotestream Professional) – any changes made to portfolios in either the desktop or mobile application are automatically reflected in the other.

A key feature of QuoteMedia’s business model is that all our product lines generate recurring monthly licensing revenue from each client. Contracts to license Quotestream to our corporate clients, for example, typically have a term of one to five years and are automatically renewed unless notice is given at least 90 days prior to the expiration of the current license term. We also generate Quotestream revenue through individual end-user licenses on a monthly or annual subscription fee basis.  Interactive Content and Data APIs and Market Data Feeds are licensed for a monthly, quarterly, annual, or semi-annual subscription fee. Contracts to license our Financial Data Products and Data Feeds typically have a term of one to five years and are automatically renewed unless notice is given 90 days prior to the expiration of the contract term.

Business Environment and Trends

While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the recent market downturn and rising inflation may result in some clients to delay purchasing decisions, product and service implementations or cancel or reduce spending with us.  Events in Ukraine and Russia have continued to cause disruptions in the global financial markets. While we do not have any operations or customers in Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

Our revenue increased 8% in 2023 and we expect similar revenue growth in fiscal 2024.  Approximately 38% of our revenue and 39% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated 4% against the U.S. dollar when comparing the average exchange rate for 2023 versus 2022.  This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars but had a minimal impact on our net income.

Plan of Operation

For 2024 we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  This expansion is expected to result in both increased revenue and costs for the fiscal year 2024.

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

Important development projects for 2024 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

For the years ended December 31, 2023, and 2022, the Company capitalized $3,203,045 and $2,739,590 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases. For the years ended December 31, 2023, and 2022, amortization expenses associated with the internally developed application software were $2,448,510 and $1,943,292, respectively. At December 31, 2023 and 2022, the remaining book value of the capitalized application software was $4,552,910 and $3,798,374.

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company does not expect that the adoption of ASU 2023-07 will have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). This standard provides transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, for public entities with early adoption permitted. The amendments in ASU 2023-09 will be applied prospectively in the consolidated financial statements. The Company is currently evaluating the timing of its adoption of this standard and the impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Revenue

	Years ended December 31
	2023	2022	Change ($)	Change (%)

Corporate Quotestream	$7,275,615	$6,906,499	$369,116	5%
Individual Quotestream	1,861,396	2,092,778	(213,382)	(11%)
Total Portfolio Management Systems	9,137,011	8,999,277	137,734	2%
Interactive Content and Data APIs	9,770,714	8,528,328	1,242,386	15%
Total Licensing Revenue	$18,907,725	$17,527,605	$1,380,120	8%

Total licensing revenue increased 8% when comparing the years ended December 31, 2023, and 2022. The increase is a result of a 2% increase in revenue from licensing our Portfolio Management Systems and a 15% increase in revenue from our Interactive Content and Data APIs.

Total Portfolio Management System revenue increased by 2% when comparing the years ended December 31, 2023, and 2022, due to an 5% increase in Corporate Quotestream offset by an 11% decrease in Individual Quotestream revenue.

Corporate Quotestream revenue increased 5% for the year ended December 31, 2023, from the comparative period in 2022 due to an increase in the average revenue per customer. We have added new products over the past couple of years that are continuing to gain traction in the market, and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings.  These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.

Individual Quotestream revenue decreased 11% for the year ended December 31, 2023, from the comparative period in 2022 due mainly to a decrease in total subscribers.  The depreciation of the Canadian dollar, discussed above in the “Business Environment and Trends” section, also impacted Individual Quotestream revenue as approximately 50% of our Individual Quotestream revenue is earned in Canadian dollars.

Interactive Content and Data APIs revenue increased 15% for the year ended December 31, 2023, from the comparative period in 2022.  The increase is attributable to an increase in the average revenue per client. The launch of new products and the expansion of our data coverage have allowed us to attract new, larger clients to replace some of our smaller clients lost since the comparative period.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2023	2022	Change ($)	Change (%)

Cost of revenue	$9,263,073	$8,972,129	$290,944	3%

Gross profit	$9,644,652	$8,555,476	$1,089,176	13%

Gross margin %	51%	49%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. The cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 3% for the year ended December 31, 2023, from the comparative period in 2022. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 51% in 2023 from 49% in 2022. New contracts signed since the comparative period have higher gross margins than our existing customer contracts typically have on average, resulting in an increase in our gross margin percentage.

Operating Expenses Summary

	Years ended December 31
	2023	2022	Change ($)	Change (%)

Sales and marketing	$3,130,051	$2,952,968	$177,083	6%
General and administrative	3,346,157	3,015,453	330,704	11%
Software development	2,757,031	2,096,404	660,627	32%
Total operating expenses	$9,233,239	$8,064,825	$1,168,414	14%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased 6% when comparing the years ended December 31, 2023, and 2022.  The increase is a result of additional sales personnel hired since the comparative period to support our product growth initiatives and salary increases and bonuses for existing personnel. The increase was offset by the 4% depreciation of the Canadian dollar from the comparative period as most of our sales personnel are in Canada.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative increased 11% when comparing the years ended December 31, 2023, and 2022. The increase is mainly a result of additional professional fees resulting from the change of principal accountants in January 2023.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 32% for the year ended December 31, 2023, when compared to fiscal 2022, primarily due to new personnel hired since the comparative period to improve our infrastructure, security, and business continuity management.  The increase in development personnel costs was offset by the 4% depreciation of the Canadian dollar from the comparative period as most of our development personnel are in Canada.

We capitalized $3,203,045 of development costs for the year ended December 31, 2023, compared to $2,739,590 in 2022. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Expenses Summary

	Years ended December 31,
	2023	2022

Foreign exchange loss	$(45,017)	$(40,307)
Interest expense	(1,846)	(2,818)
Total other expenses	$(46,863)	$(43,125)

Foreign Exchange Gain (Loss)

We incurred a foreign exchange loss of $45,017 for the year ended December 31, 2023, compared to a foreign exchange loss of $40,307 for the year ended December 31, 2022.

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

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $1,846 was incurred for the year ended December 31, 2023, compared to $2,818 incurred for the year ended December 31, 2022.

Provision for Income Taxes

In 2023, the Company recorded Canadian income tax expense of $2,966 compared to a Canadian income tax expense of $3,056 in 2022.

Net Income for the Period

As a result of the foregoing, net income for the year ended December 31, 2023, was $361,584 compared to net income of $444,470 for the year ended December 31, 2022. Basic and diluted earnings per share were $0.00 for the years ended December 31, 2023, and 2022, respectively.

Liquidity and Capital Resources

Our cash totaled $342,014 at December 31, 2023, as compared with $477,987 at December 31, 2022, a decrease of $135,973. Net cash of $3,148,881 was provided by operations for the year ended December 31, 2023, primarily due to the net income during the period adjusted for non-cash charges and an increase in deferred revenue, offset by a decrease in accounts payable and an increase in accounts receivable. Net cash used in investing activities for the year ended December 31, 2023, was $3,284,854 resulting primarily from capitalized application software costs. If circumstances dictate, however, we have the flexibility to reduce development spending to maintain a strong liquidity position.

We typically operate with a working capital deficit. As of December 31, 2023, our working capital deficit is $2,138,250, however current liabilities include $1,456,381 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, in which Financial Statements, Notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404 (c).

Changes in Internal Control over Financial Reporting

During the last quarter of the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

After the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action regarding significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	81	Chairman of the Board

Keith J. Randall	57	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	56	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

David M. Shworan has served as President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of our company since December 2004.  Mr. Shworan has served as a director of our company since November 2002.  Mr. Shworan served as our President and Chief Executive Officer from November 2002 to December 2004.  Mr. Shworan is a veteran of online marketing, technology, and business.  Mr. Shworan is the founder of several technology companies and has been a consultant to a number of technology companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2023, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2023, and 2022 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2023	$210,000	-	-	-	$210,000
Chief Executive Officer &	2022	$197,500	-	-	-	$197,500
CFO, QuoteMedia, Inc.

David M. Shworan (4)	2023	$400,000	-	-	-	$400,000
Chief Executive Officer,	2022	$400,000	$133,333	-	-	$533,333
QuoteMedia, Ltd.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
(3)

Mr. Randall is our Chief Financial Officer, and effective March 31, 2018, was also appointed Chief Executive Officer, and Director. Mr. Randall has retained his role as Chief Financial Officer and will serve as both “Principal Executive Officer” and “Principal Financial and Accounting Officer.”

(4)

Mr. Shworan is President and Chief Executive Officer of QuoteMedia, Ltd., a wholly owned subsidiary of QuoteMedia, Inc. In 2022 Mr. Shworan was paid a base salary of $400,000 and was awarded a bonus of $133,333 which was accrued as of December 31, 2022, of which $100,000 remains unpaid as of March 18, 2024.

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
(d)

provided that Mr. Shworan is employed by or otherwise providing services to the Company or its subsidiaries on each of January 1, 2018, and 2019, the Company will at that time issue to Mr. Shworan warrants to purchase up to 15,000 shares of Series A Preferred Stock at an exercise price equal to $1.00 per share in lieu of paying Mr. Shworan a cash salary.

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2023. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2023, computed in accordance with FASB ASC 718, Stock Compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Thompson	$150,000	-	-	$150,000

The Chairman of the Board, Robert J. Thompson, currently receives a monthly retainer of $12,500.  Directors who are also employees do not receive additional cash compensation for service on our Board of Directors. All directors receive a grant of 200,000 options to purchase shares of common stock upon joining our Board of Directors, which are vested on the date of the grant.  From time to time, we grant our directors options or warrants to purchase additional shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 18, 2024, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	44,151,800	41.6%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	43,806,062	43.4%

5% Stockholders (6)	7,404,735	8.2%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)

The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 18, 2024. The numbers and percentages shown include the shares of common stock actually owned as of March 18, 2024, and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 18, 2024 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents the following:

•	10,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to directly acquire 11,600,000 shares of common stock.

•	17,002,500 shares owned by Mr. Shworan's wife.

•

1,037,500 shares of common stock owned by Bravenet Web Services, Inc. and vested options and warrants to acquire 1,480,000 shares of common stock. Mr. Shworan is the control person of Bravenet Web Services, Inc. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

•

Vested options and warrants to acquire 2,520,000 shares of common stock owned by Harrison Avenue Holdings Ltd. Mr. Shworan is the control person of Harrison Avenue Holdings Ltd. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

•	See also Item 11, “Executive Compensation – Employment Agreements.”

(4)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(5)	Represents 493,976 shares of common stock and vested options and warrants to acquire 300,000 shares of common stock.

(6)	Represents 7,404,735 shares of our common stock owned by FinTech HQ Inc.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2023.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2023, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

Our board may suspend, terminate, modify, or amend the 1999 plan provided that, in certain instances, the holders of much of our common stock issued and outstanding approve the amendment.

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

At December 31, 2023, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  As of December 31, 2023, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

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

Stock Options and SARs

The committee or our Board of Directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined "change in control price" following a change in control) exceeds the grant price of the SAR.  The exercise price per share subject to an option and the grant price of a SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant.  For purposes of the 2003 plan, the term "fair market value" means the fair market value of common stock, awards, or other property as determined by the committee or our Board of Directors or under procedures established by the committee or our Board of Directors.  Unless otherwise determined by the committee or our Board of Directors, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported.  The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our Board of Directors, except that no option or SAR may have a term exceeding ten years.  Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our Board of Directors may determine from time to time.  Methods of exercise and settlement and other terms of the SARs are determined by the committee or our Board of Directors.  SARs granted under the 2003 plan may include "limited SARs" exercisable for a stated period following a change in control of our company, as discussed below.

Restricted and Deferred Stock

The committee or our Board of Directors is authorized to grant restricted stock and deferred stock.  Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee or our Board of Directors.  A participant granted restricted stock generally has all the rights of a stockholder of our company, unless otherwise determined by the committee or the Board.  An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period.  Prior to settlement, an award of deferred stock carries no voting or dividend rights, or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

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

For purposes of the 2003 plan, the term "change in control" generally means:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021, for approximately $6,500 per month. David M. Shworan, President and Chief Executive Officer of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2023, no amounts were due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. For the years ended December 31, 2023, and 2022, there was $12,000 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At December 31, 2023, there was $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by Nasdaq.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On September 27, 2022, Quotemedia, Inc. (the “Company”) received notification from its independent registered public accounting firm, Moss Adams LLP (“Moss Adams”), that Moss Adams was resigning as the Company’s independent registered public accounting firm upon completion of the review of the Company’s unaudited financial statements for the quarter ended September 30, 2022. On January 17, 2023, the Audit Committee of our Board of Directors engaged MNP LLP as our new independent registered public accounting firm.

Aggregate fees billed to our company for the fiscal years ended December 31, 2023, and 2022 by MNP LLP, our principal accountants, are as follows:

	2023	2022

Audit Fees	$233,299	$189,241
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Aggregate fees billed to our company for the fiscal years ended December 31, 2023, and 2022 by Moss Adams LLP, our former principal accountants, are as follows:

	2023	2022

Audit Fees	$-	$104,895
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

All services provided by MNP LLP and Moss Adams LLP described above under the captions “Audit Fees” were approved by our Audit Committee.

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

QUOTEMEDIA, INC.

Date: April 8, 2024,	By:	/s/ Keith J. Randall
Keith J. Randall Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	April 8, 2024
Robert J. Thompson

/s/ David M. Shworan	Director	April 8, 2024
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director (Principal	April 8, 2024
Keith J. Randall	Executive and Financial and Accounting Officer)

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuoteMedia Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QuoteMedia Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the two- year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Capitalized Internal-Use Software Development Costs

As described in Note 1(f) and 6 to the consolidated financial statements, the Company capitalizes certain costs relating to the development of internal software. These costs may be related to new products as well as existing products when the costs will result in significant additional functionality. Management applied significant judgment in assessing whether the assets met the required criteria for initial capitalization, including the assessment of expected future benefits from the projects to be capitalized, technical feasibility and commercial viability. The value of development costs capitalized during the year ended December 31, 2023 was $3,203,045.

The principal considerations for our determination that capitalized development costs is a critical audit matter was the significant judgment required by management in assessing whether the assets met the required criteria for initial capitalization, stage of development, and nature of costs that qualify for capitalization. This resulted in a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence relating to managements process of identifying projects and the stage of development and related development activities within those projects that qualify for capitalization, in accordance with the applicable accounting standards.

We responded to this matter by performing procedures over capitalized software development costs. Our audit work in relation to this included, but was not restricted to, the following:

•	Obtained an understanding of the Company's process to identify development projects and development costs qualifying for capitalization;

•	Evaluated management's listing of active development projects by review of project reports and discussions with development personnel to assess the reasonableness as to whether the activities were demonstrative of the capitalization criteria in accordance with the applicable accounting standard;

•	Obtained a schedule compiled by management to compute the capitalized costs by project and performed testing over the completeness and mathematical accuracy of the hours and payroll rates included within the schedule;

•	Tested a sample of the Company’s capitalized costs by validating the nature of the activities performed and time devoted to capitalizable activities through discussion with individual software developers and project managers;

•	Agreed the calculated amounts for capitalization to underlying payroll data to evaluate the reasonableness of hourly rates used for cost capitalization; and

•	Assessed the appropriateness of the disclosures in the notes to the consolidated financial statements.

Chartered Professional

Accountants Licensed Public

Accountants

We have served as the Company’s auditor since 2023.

Mississauga, Canada

April 8, 2024

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$342,014	$477,987
Accounts receivable, net	1,154,787	910,277
Prepaid expenses	133,478	231,694
Other current assets	104,931	29,092
Total current assets	1,735,210	1,649,050

Deposits	16,850	15,002
Property and equipment, net (see note 5)	302,224	409,875
Capitalized internal-use software development costs, net (see note 6)	4,552,910	3,798,375
Goodwill (see note 7)	110,000	110,000
Intangible assets (see note 7)	65,636	73,572
Operating lease right-of-use assets (see note 4)	393,472	506,219

Total assets	$7,176,302	$6,562,093

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,210,933	$2,512,837
Deferred revenue (see note 2)	1,456,381	1,166,848
Current portion of operating lease liabilities (see note 4)	206,146	174,166
Total current liabilities	3,873,460	3,853,851

Long-term portion of deferred revenue (see note 2)	375,568	-
Long-term portion of operating lease liabilities (see note 4)	191,735	323,685
Preferred stock warrant liability (see note 8)	611,563	629,375

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at December 31, 2023 and December 31, 2022 (see note 9)	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at December 31, 2023 and December 31, 2022	90,479	90,479
Additional paid-in capital	18,910,482	18,903,272
Accumulated deficit	(19,860,842)	(20,222,426)
Total stockholders’ deficit	(859,881)	(1,228,675)

Total liabilities and stockholders’ deficit	$7,176,302	$6,562,093

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the years ended December 31,

	2023	2022

REVENUE (see note 2)	$18,907,725	$17,527,605

COST OF REVENUE	9,263,073	8,972,129

GROSS PROFIT	9,644,652	8,555,476

OPERATING EXPENSES

Sales and marketing	3,130,051	2,952,968
General and administrative	3,346,157	3,015,453
Software development	2,757,031	2,096,404
	9,233,239	8,064,825

OPERATING INCOME	411,413	490,651

OTHER EXPENSES, NET

Foreign exchange loss	(45,017)	(40,307)
Interest expense	(1,846)	(2,818)
	(46,863)	(43,125)

INCOME BEFORE INCOME TAXES	364,550	447,526

Income tax expense (see note 8)	(2,966)	(3,056)

NET INCOME	$361,584	$444,470

EARNINGS PER SHARE (see note 10)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 10)

Basic	90,477,798	90,477,798
Diluted	121,030,357	119,373,490

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2023 and 2022

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2021	123,685	$2,983,857	90,477,798	$90,479	$18,887,759	$(20,666,896)	$(1,688,658)

Stock-based compensation	-	-	-	-	15,513	-	15,513

Net income	-	-	-	-	-	444,470	444,470

Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

Stock-based compensation	-	-	-	-	7,210	-	7,210

Net income	-	-	-	-	-	361,584	361,584

Balance, December 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2023	2022
OPERATING ACTIVITIES:

Net income	$361,584	$444,470

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,645,906	2,121,135
Allowance for doubtful accounts	225,000	200,000
Stock-based compensation expense – common stock warrants	7,210	15,513
Fair value adjustment	(17,812)	115,625
Changes in assets and liabilities:
Accounts receivable	(469,510)	(486,150)
Prepaid expenses	98,216	(11,295)
Other current assets	(75,839)	10,134
Deposits	(1,848)	1,003
Accounts payable, accrued and other liabilities	(289,127)	186,714
Deferred revenue	665,101	544,351
Net cash provided by operating activities	3,148,881	3,141,500

INVESTING ACTIVITIES:

Purchase of property and equipment	(81,809)	(164,221)
Purchase of intangible assets	-	(16,313)
Capitalized internal-use software development costs	(3,203,045)	(2,739,590)
Net cash used in investing activities	(3,284,854)	(2,920,124)

FINANCING ACTIVITIES:

Repayment of finance lease obligations	-	(2,094)
Net cash used in financing activities	-	(2,094)

Net increase (decrease) in cash and cash equivalents	(135,973)	219,282

Cash and cash equivalents, beginning of year	477,987	258,705

Cash and cash equivalents, end of year	$342,014	$477,987

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

c) Foreign currency translation and transactions

The U.S. dollar is the functional currency of all the Company's operations. Foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for equipment and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Because the U.S. dollar is the functional currency, exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

d) Cash and cash equivalents

Cash equivalents include money market investments that have an original maturity of three months or less and are redeemable on demand. The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

e) Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $225,000 and $200,000 at December 31, 2023 and 2022, respectively. Bad debt expense for the years ended December 31, 2023 and 2022 were $117,973 and $135,969, respectively.

f) Property and equipment and capitalized internal-use software development costs

Property and equipment are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. There were no fixed assets retired during the years ended December 31, 2023 and 2022.

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

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2023 and 2022.

g) Earnings per share

Basic earnings per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share considers shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options and redeemable convertible preferred stock outstanding). Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted EPS as their impact would be anti-dilutive. Convertible instruments with non-market-price contingencies are excluded from diluted earnings per share until all the required non-market-price based contingencies are met. The effect of a stock split or reverse split is applied retroactively to preceding periods.

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. The Company recorded Canadian income tax expense of $2,966 and $3,056 for the years ended December 31, 2023 and 2022, respectively (see Note 7).

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

j) Software development expenses

Software development expenses consist primarily of costs incurred to maintain the Company’s software applications. The Company expensed $2,757,031 and $2,096,404 in software development costs during the years ended December 31, 2023 and 2022, respectively (see Note 5). Software development costs are costs that did not meet the capitalization criteria for internal-use software development costs (see Note 6).

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The Company’s corporate customers are invoiced based on fee schedules that are agreed upon in each customer contract. Individual Quotestream customers are charged a subscription fee based on their subscription agreement. The Company recognizes revenue when performance obligations have been satisfied, which is the date the customer has access to the contracted market data.  The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Upfront set-up or development fees are deferred and recognized evenly from the date performance obligations have been met to the end of the service term of the contract, as set-up and development fees are not distinct from the market data service contracts to which they relate.

The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If these factors do not indicate collection is reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

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

l) Financial instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable and preferred stock warrant liability. The Company believes that the fair value of financial instruments approximates the recorded book value of those instruments due to the short-term nature of the instruments or stated interest rates that approximate market interest rates.

m) Stock-Based Compensation

Stock-based compensation awards are measured at their fair value on the date of grant with the expense recognized, net of estimated forfeitures, over the related service or performance period on a straight-line basis. The Company used the Black-Scholes valuation model to calculate the fair value of common stock options and warrants.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company does not expect that the adoption of ASU 2023-07 will have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). This standard provides transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public entities with early adoption permitted. The amendments in ASU 2023-09 will be applied prospectively in the consolidated financial statements. The Company is currently evaluating the timing of its adoption of this standard and the impact in its consolidated financial statements.

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

	2023	2022

Portfolio Management Systems
Corporate Quotestream	$7,275,615	$6,906,499
Individual Quotestream	1,861,396	2,092,778
Interactive Content & Data APIs	9,770,714	8,528,328
Total revenue	$18,907,725	$17,527,605

Deferred Revenue

Changes in deferred revenue were as follows for the years ending December 31,

	2023	2022

Beginning balance	$1,166,848	$622,497
Revenue recognized in the current period from the amounts in the beginning balance	(1,033,287)	(568,001)
New deferrals, net of amounts recognized in the current period	1,695,447	1,112,431
Effects of foreign currency translation	2,941	(79)
Total deferred revenue	$1,831,949	$1,166,848

Current portion of deferred revenue	$1,456,381	$1,166,848
Long-term portion of deferred revenue	375,568	-
Total deferred revenue	$1,831,949	$1,166,848

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of its revenue.

3. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, President and Chief Executive Officer of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2023, no amounts were due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. For the years ended December 31, 2023 and 2022, there was $12,000 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At December 31, 2023, there were $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

4. LEASES

The Company has operating leases for corporate offices. The Company’s leases have remaining lease terms of 1 year to 4 years. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on the Company’s consolidated balance sheets. The Company renewed its lease for office space in Fountain Hills, Arizona as of July 1, 2023 for an additional 3 years resulting in a right of use asset and an offsetting lease liability of $78,304.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Supplemental balance sheet information related to leases at December 31, was as follows:

	2023	2022
Operating Leases

Operating lease right-of-use assets, net	$393,472	$506,219

Current portion of operating lease liability	$206,146	$174,166
Long-term portion of operating lease liability	191,735	323,685
Total operating lease liability	$397,881	$497,851

	2023	2022

Weighted Average Remaining Lease Term
Operating leases	1.9 years	2.7 years

Weighted Average Discount Rate
Operating leases	9.5%	9.9%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2024	$235,025
2025	167,607
2026	34,476
Total lease payments	437,108
Less imputed interest	(39,227)
Total	$397,881

The components of lease expense for the years ended December 31, were as follows:

	2023	2022
Operating lease costs:
Operating lease costs	$235,459	$236,737
Short-term lease costs	108,421	98,570
Total operating lease costs	$343,880	$335,307

Finance lease costs:
Interest	$-	$64

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$231,985	$224,741
Operating cash flows from finance leases	-	64
Financing cash flows from finance leases	-	2,087

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$78,304	$-

5. PROPERTY AND EQUIPMENT

At December 31:

	2023	2022

Computer equipment	$1,575,514	$1,493,705
Office furniture and equipment	27,783	27,783
Leasehold improvements	13,573	13,573
Total property and equipment	1,616,870	1,535,061
Less: accumulated depreciation and amortization	(1,314,646)	(1,125,186)
Property and equipment, net	$302,224	$409,875

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation and amortization is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease

Depreciation expense for equipment and leaseholds for the years ended December 31, 2023 and 2022 was $189,460 and $170,245, respectively.

6. CAPITALIZED INTERNAL-USE DEVELOPMENT COSTS

At December 31:

	2023	2022

Capitalized internal-use software development costs	$19,417,742	$16,214,697
Less: accumulated amortization	(14,864,832)	(12,416,322)
Capitalized internal-use software development costs, net	$4,552,910	$3,798,375

Changes in capitalized internal-use software development costs were as follows for the years ending December 31,

	2023	2022

Opening balance	$3,798,375	$3,002,076
Additions during the year	3,203,045	2,739,590
Amortization	(2,448,510)	(1,943,292)
Ending balance	$4,552,910	$3,798,374

Capitalized internal-use software development costs are recorded at cost less accumulated depreciation. Amortization is calculated on a straight-line basis over three years which is the capitalized internal-use software development costs estimated useful life.

For the years ended December 31, 2023 and 2022, the Company capitalized $3,203,045 and $2,739,590 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases. For the years ended December 31, 2023 and 2022, amortization expenses associated with the internally developed application software was $2,448,510 and $1,943,292, respectively. At December 31, 2023 and 2022, the remaining book value of the capitalized application software was $4,552,910 and $3,798,374.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS AND GOODWILL

At December 31:

	2023	2022

Intangible assets:
Software licenses & intellectual property	$138,159	$138,159
Domain names	20,569	20,569
	158,728	158,728
Less: accumulated amortization	(93,092)	(85,156)
Total intangible assets, net	$65,636	$73,572

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the software licenses and domain names is estimated to be 20 years. The useful life of intellectual property is 5 years. Amortization expense for amortized intangible assets was $7,936 and $7,596 for the years ended December 31, 2023 and 2022, respectively.

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2024	$7,936
2025	7,936
2026	7,936
2027	7,936
2028	4,008
Thereafter	29,884
Total	$65,636

Goodwill is reported as an indefinite life intangible asset. The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill. Through December 31, 2023 the Company has not identified any impairment indicators related to goodwill.

8. INCOME TAXES

The Company accounts for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022

Net income before income tax	$364,550	$447,526

Tax provision (benefit) at the statutory rate of 21%	75,297	110,544
State income taxes, net of federal income tax	29,392	(16,440)
Stock-based compensation and other non-deductible expenses	(2,226)	47,040
Change in intangibles	507,085	-
Adjustment in respect of prior periods	-	99,660
Change in other items	40,044	86,042
Canadian income tax expense (benefit)	2,966	3,070
Change in valuation allowance	(649,592)	(326,860)
Income tax expense (recovery)	$2,966	$3,056

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2023, the Company recorded Arizona income tax expense of $50 and Canadian income tax expense of $2,966. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2023, we had net operating loss carryforwards for federal and state income tax reporting purposes amounting to approximately $8,200,000 and $400,000 which expire in varying amounts through the year 2042.

The components of the Company’s deferred tax asset (liabilities) at December 31, 2023 and 2022 are as follows:

	2023	2022

Tax effect of net operating loss carry-forward – U.S.	$1,742,266	$1,822,760
Tax effect of net operating loss carry-forward – Canada	-	141,340
Property & equipment	(28,085)	(3,610)
Right-of-use asset	(133,860)	(133,860)
Capital lease obligation	131,700	131,700
Intangibles	(734,020)	(321,970)
Other	58,507	49,740
Less valuation allowance	(1,036,508)	(1,686,100)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance decreased $649,592 for the year ended December 31, 2023.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2017-2023) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

At December 31, 2023 and 2022, 123,685 shares of Series A Redeemable Convertible Preferred Stock were outstanding. No shares of Series A Redeemable Convertible Preferred Stock were issued or redeemed during the years ended December 31, 2023 and 2022.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b) Common stock

No shares of common stock were issued during the years ended December 31, 2023 and 2022.

c) Stock Options and Warrants

1999 Stock Option Plan

During March 1999, the Company adopted, and the Company’s stockholders approved, the 1999 Stock Option Plan to advance the interests of the Company by encouraging and enabling key employees to acquire a financial interest in the Company and link their interests and efforts to the long-term interests of the Company’s stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2023, 1,144,817 shares of the Company’s common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of the Company’s common stock under the 1999 plan.

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

At December 31, 2023, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  As of December 31, 2023, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

Total estimated stock-based compensation expense (recovery), related to all the Company’s stock-based awards was comprised as follows:

	2023	2022

Sales and marketing expense (recovery)	$(17,602)	$131,858
General and administrative expense	7,000	-
Stock based compensation expense	$(10,602)	$131,858

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the years ended December 31, 2023 and 2022:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at December 31, 2022 and 2021	25,772,803	$0.06
Granted during the year	1,030,000	$0.04
Forfeited during the year	(1,030,000)	$0.04
Outstanding at December 31, 2023	25,772,803	$0.06

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested common stock option and warrant activity for the years ended December 31, 2023 and 2022:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Non-vested at December 31, 2021	2,025,000	$0.08
Vested during the year	(2,025,000)	$0.08
Non-vested at December 31, 2022 and 2023	-

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2023:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2023	Life (Years)	Price	2023	Price

$0.03-0.10	25,772,803	5.76	$0.06	25,772,803	$0.06

At December 31, 2023, there was no unrecognized compensation cost related to non-vested options granted to purchase common stock.

Management calculates the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2023	2022

Expected dividend yield	-	N/A
Expected stock price volatility	97%	N/A
Risk-free interest rate	4%	N/A
Expected life of options (years)	1.96	N/A
Weighted average fair value of options and warrants granted	$0.21	N/A

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2023, the aggregate intrinsic value of options and warrants outstanding and exercisable was $4,436,478. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of December 31, 2023. The probability is re-evaluated each reporting period. As of December 31, 2023 and 2022, there was $9,173,832 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, the Company is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 24 years. As of December 31, 2023, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2023 and 2022.

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

The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. As of December 31, 2023 and 2022, the fair value of the Preferred Stock Warrant Liability was $611,563 and $629,375, respectively. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of December 31, 2023 and 2022:

Valuation Inputs	December 31, 2023	December 31, 2022
Expected Time to Expiration (years)	24.05	25.05
Stock Price on Valuation Date	$0.23	$0.21
Peer Volatility	47.35%	52.31%
Cash Flow Discount Rate	15.86%	12.93%

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the years ended December 31, 2023 and December 31,2022:

Preferred Stock Warrant Liability
Fair value as of December 31, 2021	$513,750
Change in fair value	115,625
Fair value as of December 31, 2022	$629,375
Change in fair value	(17,812)
Fair value as of December 31, 2023	$611,563

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Consolidated Statements of Operations.

10. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the year by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2023 and 2022 are as follows:

	2023	2022

Net income	$361,584	$444,470

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	17,745,988	16,089,121
Weighted average common shares used to calculate diluted net income per share	121,030,357	119,373,490

Net income per share – basic	$0.00	$0.00
Net income per share – diluted	$0.00	$0.00

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2023	2022
Cash paid for
Interest	$4,371	$3,356

The non-cash amounts related to right-of-use assets obtained in exchange for lease obligations are noted below for the years ended December 31,2023 and 2022:

	2023	2022

Right-of-use assets obtained in exchange for lease obligations	$78,304	$-

Cash and cash equivalents consists entirely of cash at December 31, 2023 and 2022.

12. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2023 and 2022, revenue from Canada accounted for approximately 38% and 35%, respectively, of total revenue.

13. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined there are no other subsequent event activity required disclosure.

