Form 10-Q
period 2024-03-31
QUOTEMEDIA INC
filed 2024-05-13
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of May 1, 2024.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2024

INDEX

		Page
Part I.	Financial Information

Item 1.	Consolidated financial statements (unaudited):	3

	Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the three-months ended March 31, 2024 and 2023	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three-months ended March 31, 2024 and 2023	5

	Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2024 and 2023	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 6.	Exhibits	21

Signatures		22

Table of Contnts

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$244,277	$342,014
Accounts receivable, net	1,286,609	1,154,787
Prepaid expenses	218,199	133,478
Other current assets	118,451	104,931
Total current assets	1,867,536	1,735,210

Deposits	16,558	16,850
Property and equipment, net	277,590	302,224
Capitalized internal-use software development costs, net	4,680,740	4,552,910
Goodwill	110,000	110,000
Intangible assets	59,166	65,636
Operating lease right-of-use assets (see note 5)	343,369	393,472

Total assets	$7,354,959	$7,176,302

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,522,960	$2,210,933
Deferred revenue (see note 3)	1,505,807	1,456,381
Operating lease liabilities (see note 5)	204,532	206,146
Total current liabilities	4,233,299	3,873,460

Long-term liabilities:
Deferred revenue (see note 3)	276,456	375,568
Operating lease liabilities (see note 5)	137,841	191,735
Preferred stock warrant liability (see note 6)	611,563	611,563
Total long-term liabilities	1,025,860	1,178,866

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A redeemable convertible preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at March 31, 2024 and December 31, 2023 (see note 6)	2,983,857	2,983,857

Stockholders’ deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at March 31, 2024 and December 31, 2023	90,479	90,479
Additional paid-in capital	18,910,482	18,910,482
Accumulated deficit	(19,889,018)	(19,860,842)
Total stockholders’ deficit	(888,057)	(859,881)

Total liabilities, mezzanine equity and stockholders’ deficit	$7,354,959	$7,176,302

The accompanying notes are an integral part of these consolidated condensed financial statements.

Table of Contnts

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended March 31,
	2024	2023

REVENUE (see note 3)	$4,679,200	$4,750,048

COST OF REVENUE	2,342,114	2,319,935

GROSS PROFIT	2,337,086	2,430,113

OPERATING EXPENSES

Sales and marketing	777,202	824,053
General and administrative	808,354	852,514
Software development	803,322	630,073
	2,388,878	2,306,640

OPERATING (LOSS) INCOME	(51,792)	123,473

OTHER INCOME (EXPENSES), NET

Foreign exchange gain (loss)	25,307	(8,001)
Interest expense	(953)	(1,452)
	24,354	(9,453)

NET (LOSS) INCOME BEFORE INCOME TAXES	(27,438)	114,020

Income tax expense	(738)	(730)

NET (LOSS) INCOME	$(28,176)	$113,290

EARNINGS (LOSS) PER SHARE (see note 7)

Basic (loss) earnings per share	$(0.00)	$0.00
Diluted (loss) earnings per share	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basic	90,477,798	90,477,798
Diluted	90,477,798	120,743,864

The accompanying notes are an integral part of these consolidated condensed financial statements.

Table of Contnts

QUOTEMEDIA, INC.

CONDENSED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

Net loss	-	-	-	-	-	(28,176)	(28,176)

Balance, March 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$18,910,482	$(19,889,018)	$(888,057)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

Net income	-	-	-	-	-	113,290	113,290

Balance, March 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,109,136)	$(1,115,385)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Table of Contnts

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-months ended March 31,
	2024	2023
OPERATING ACTIVITIES:

Net (loss) income	$(28,176)	$113,290

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728,678	627,987
Allowance for doubtful accounts	225,000	200,000
Stock-based compensation expense – preferred stock warrants	-	78,125
Changes in assets and liabilities:
Accounts receivable	(356,822)	(136,666)
Prepaid expenses	(84,721)	(23,958)
Other current assets	(13,520)	(23,104)
Deposits	292	(5,042)
Accounts payable, accrued and other liabilities	306,622	(140,666)
Deferred revenue	(49,686)	302,413
Net cash provided by operating activities	727,667	992,379

INVESTING ACTIVITIES:

Purchase of property and equipment	(10,089)	(28,786)
Capitalized application software	(815,315)	(766,515)
Net cash used in investing activities	(825,404)	(795,301)

Net (decrease) increase in cash	(97,737)	197,078

Cash and equivalents, beginning of period	342,014	477,987

Cash and equivalents, end of period	$244,277	$675,065

The accompanying notes are an integral part of these consolidated condensed financial statements.

Table of Contnts

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of March 31, 2024 through the filing of this report.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023 contained in the Form 10-K filed with the Securities and Exchange Commission dated April 8, 2024.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $225,000 as of March 31, 2024 and December 31, 2023, respectively. Bad debt expenses were $13,329 and ($64,093) for the three ended March 31, 2024 and 2023, respectively.

e) Revenue

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support.  The Company licenses financial market data information on a monthly, quarterly, or annual basis. The Company’s products and services are divided into two main categories:

Table of Contnts

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

f) Accounting Pronouncements

Recently Adopted

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. Generally Accepted Accounting Principles (“GAAP”) for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity's own equity. The adoption of ASU 2020-06 had no impact on the Company’s consolidated financial statements.

Table of Contnts

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). This standard provides transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public entities with early adoption permitted. The amendments in ASU 2023-09 will be applied prospectively in the consolidated financial statements. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended March 31,
	2024	2023
Portfolio Management Systems
Corporate Quotestream	$1,781,685	$1,827,253
Individual Quotestream	469,005	487,567
Interactive Content and Data APIs	2,428,510	2,435,228
Total revenue	$4,679,200	$4,750,048

Deferred Revenue

Changes in deferred revenue were as follows for the periods ending March 31,

	2024	2023

Beginning balance at Jan 1,	$1,831,949	$1,166,848
Revenue recognized in the current period from the amounts in the beginning balance	(681,276)	(565,370)
New deferrals, net of amounts recognized in the current period	624,920	866,786
Effects of foreign currency translation	6,670	997
Total deferred revenue	$1,782,263	$1,469,261

Current portion of deferred revenue	$1,505,807	$1,095,103
Long-term portion of deferred revenue	276,456	374,158
Total deferred revenue	$1,782,263	$1,469,261

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially of the Company’s contracts is one year or less.

Table of Contnts

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month.  David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. There were no amounts due to 410734 B.C. Ltd. at March 31, 2024 and December 31, 2023.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At March 31, 2024 and December 31, 2023, there was $21,000 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At March 31, 2024 and December 31, 2023, there were $162,880 and $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.  As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

5. LEASES

The Company has operating leases for corporate offices. The Company’s leases have remaining lease terms of 1 year to 3 years. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on the Company’s consolidated balance sheets.

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

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Operating Leases

Operating lease right-of-use assets	$343,369	$393,472

Current portion of operating lease liability	$204,532	$206,146
Long-term portion of operating lease liability	137,841	191,735
Total operating lease liability	$342,373	$397,881

	March 31, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	1.7 years	1.9 years
Weighted Average Discount Rate
Operating leases	9.5%	9.5%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2024 (excluding the three-months ended March 31, 2024)	173,176
2025	164,773
2026	34,074
Total lease payments	372,023
Less imputed interest	(29,650)
Total	$342,373

Table of Contnts

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of lease expense for the three-months ended March 31, 2024 and 2023 were as follows:

	Three-months ended March 31,
	2024	2023
Operating lease costs:
Operating lease costs	$59,041	$58,427
Short-term lease costs	27,336	26,987
Total operating lease costs	$86,377	$85,414

Supplemental cash flow information for the three-months ended March 31, 2024 and 2023 related to leases was as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,814	$56,719

There was no additional right of use assets obtained in exchange for lease obligations for the three-months ended March 31, 2024 and 2023.

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

At March 31, 2024 and December 31, 2023, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three-months ended March 31, 2024 and 2023.

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

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to any holders of any shares of common stock, the holders of shares of Series A redeemable convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to holders of the Company’s capital stock whether such assets are capital, surplus, or earnings, an amount equal to $25.00 per share of Series A redeemable convertible preferred stock.

b) Common stock

No shares of common stock were issued during the three-months ended March 31, 2024 and 2023.

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

Table of Contnts

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three-months ended March 31, 2024 and 2023 was comprised as follows:

	Three-months ended March 31,
	2024	2023

Sales and marketing	$-	$4,239
Total stock-based compensation expense	$-	$4,239

Common Stock Options and Warrants

There were 25,772,803 fully vested common stock warrants and options outstanding at March 31, 2024 and December 31, 2023 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three-months ended March 31, 2024 and 2023.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at March 31, 2024:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.51	$0.06

At March 31, 2024, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2024, the aggregate intrinsic value of options and warrants outstanding and exercisable was $3,921,022. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2024. The probability is re-evaluated each reporting period. As of March 31, 2024, there was $7,185,430 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of March 31, 2024, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 23.8 years. As of March 31, 2024, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three-months ended March 31, 2024 and 2023.

Table of Contnts

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The estimated fair value of the preferred stock warrant liability is determined using Level 3 inputs. As of March 31, 2024 and December 31, 2023, the fair value of the preferred stock warrant liability was $611,563. The preferred stock warrants were valued using a bond plus option framework reflecting the cash flow of the preferred stock warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the preferred stock warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of March 31, 2024 and December 31, 2023:

Valuation Inputs	March 31, 2023	December 31, 2023
Expected Time to Expiration (years)	24.05	24.05
Stock Price on Valuation Date	$0.23	$0.23
Peer Volatility	47.35%	47.35%
Cash Flow Discount Rate	15.86%	15.86%

The following table sets forth a summary of the changes in the fair value of the Level 3 preferred stock warrant Liability for the three-months ended March 31, 2023 and 2024:

Fair value as of December 31, 2023 and 2022, respectively	$611,563	$629,375
Change in fair value	-	78,125
Fair value as of March 31, 2024 and 2024, respectively	$611,563	$707,500

The changes in fair value attributable to the preferred stock warrants are recorded as an adjustment to stock compensation expense and reported in sales and marketing expense on the three-months ended March 31, 2024 and 2023 statements of operations.

Table of Contnts

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. EARNINGS (LOSS) PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three-months ended March 31, 2024 and 2023 are as follows:

	Three-months ended March 31,
	2024	2023

Net (loss) income	$(28,176)	$113,290

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671
Stock options and warrants to purchase common stock	-	17,459,495
Weighted average common shares used to calculate diluted net income per share	90,477,798	120,743,864

Net (loss) income per share – basic	$(0.00)	$0.00
Net (loss) income per share – diluted	$(0.00)	$0.00

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three-months ended March 31, 2024 and 2023 are shown below:

	Three-months ended March 31,
	2024	2023

Warrants to purchase redeemable convertible preferred stock	2,499,900	-
Redeemable convertible preferred stock	10,306,671	-
Stock options and warrants to purchase common stock	16,720,641	-
Total potential common shares excluded	29,527,212	-

Table of Contnts

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission.

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

Table of Contnts

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

Approximately 40% of our revenue and 41% of our expenses are denominated in Canadian dollars. The Canadian dollar remained relatively unchanged against the U.S. dollar when comparing the average exchange rate for the three-months ended March 31,2024 versus the comparative 2023 period.  Because our Canadian dollar revenue and expenses are evenly matched, exchange rate fluctuations have minimal impact on our net income and cash flows.

Our revenue decreased 1% for the three-months ended March 31, 2024 versus the comparative 2023 period.  Based on revenue already under contract, we expect positive revenue growth and net income for fiscal 2024.

Plan of Operation

For the remainder of 2024 we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  This expansion is expected to result in both increased revenue and costs for the remainder of fiscal 2024.

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

Important development projects for the remainder of 2024 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway and will continue to be a priority for the remainder of 2024.

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

Table of Contnts

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

In the 2023 Annual Report, we disclose our critical accounting policies and estimates upon which our consolidated financial statements are derived.  There have been no material changes to these policies since December 31, 2023. Readers are encouraged to read the 2023 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended March 31,	2024	2023	Change ($)	Change (%)

Corporate Quotestream	$1,781,685	$1,827,253	$(45,568)	(2%)
Individual Quotestream	469,005	487,567	(18,562)	(4%)
Total Portfolio Management Systems	2,250,690	2,314,820	(64,130)	(3%)

Interactive Content and Data APIs	2,428,510	2,435,228	(6,718)	(0%)

Total subscription revenue	$4,679,200	$4,750,048	$(70,848)	(1%)

Total licensing revenue decreased 1% when comparing the three-months ended March 31, 2024 and 2023.

Total Portfolio Management Systems revenue decreased 3%.  Corporate Quotestream revenue decreased 2% for the three-months ended March 31, 2024 from the comparative period in 2023 due to a decrease in the number of customers, offset by an increase in average revenue per customer since the comparative period.  We have added new products over the past couple years that are continuing to gain traction in the market, and we have made improvements and upgrades to our existing Portfolio Management products as we continue to improve functionality and add new data offerings.  These improvements have allowed us to attract larger customers and increase the average revenue for our existing customers.

Individual Quotestream revenue decreased 4% for the three-months ended March 31, 2024 from the comparative period in 2023 due to a decrease in total subscribers, offset by an increase in average revenue per subscriber.

Interactive Content and Data APIs revenue was relatively unchanged for the three-months ended March 31, 2024 from the comparative period in 2023.  The decrease in the number of customers was offset by an increase in average revenue per customer since the comparative period.  The launch of new products and the expansion of our data coverage have allowed us to attract larger clients, increasing our average revenue per customer.

Cost of Revenue and Gross Profit Summary

Three-months ended March 31,	2024	2023	Change ($)	Change (%)

Cost of revenue	$2,342,114	$2,319,935	$22,179	1%
Gross profit	$2,337,086	$2,430,113	$(93,027)	(4%)
Gross margin %	50%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 1% for the three-months ended March 31, 2024 from the comparative period in 2023. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased slightly to 50% for the three-months ended March 31, 2024 from 51% in the comparative 2023 period.

Table of Contnts

Operating Expenses Summary

Three-months ended March 31,	2024	2023	Change ($)	Change (%)

Sales and marketing	$777,202	$824,053	$(46,851)	(6%)
General and administrative	808,354	852,514	(44,160)	(5%)
Software development	803,322	630,073	173,249	27%
Total operating expenses	$2,388,878	$2,306,640	$82,238	4%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased 6% for the three-months ended March 31, 2024 when compared to the same period in 2023. The decrease is due to $78,125 in stock-based compensation expense incurred in the comparative 2023 period related to the fair value adjustment to our preferred stock warrant liability.  This was offset by additional sales personnel hired since the comparative period to support our product growth initiatives and salary increases for existing personnel.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 5% for the three-months ended March 31, 2024, when compared to the same period in 2023. The decrease is mainly a result of additional professional fees incurred in the comparative 2023 period resulting from the change of principal accountants in January 2023.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 27% for the three-months ended March 31, 2024 when compared to the same period in 2023, primarily due to new personnel hired since the comparative period to improve our infrastructure, security, and business continuity management.  The increase in software development expenses was also due to a decrease in the percentage of total development costs capitalized during the three-month period ending March 31, 2024, when compared to the same period in 2023.

We capitalized $815,315 of development costs for the three-month period ended March 31, 2024 compared to $766,515 in the same period in 2023.  These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended March 31,	2024	2023

Foreign exchange gain (loss)	$25,307	$(8,001)
Interest expense, net	(953)	(1,452)
Total other income (expense), net	$24,354	$(9,453)

Foreign Exchange Gain

We incurred a foreign exchange gain of $25,307 for the three-month period ended March 31, 2024, compared to a foreign exchange loss of $8,001 in the comparative 2023 period. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances.  Net interest expense of $953 was incurred for the three-month period ended March 31, 2024, compared to $1,452 incurred in the same 2023 period.

Table of Contnts

Provision for Income Taxes

For the three-month period ended March 31, 2024, the Company recorded $738 in Canadian income tax expense compared to $730 in the comparative period in 2023.

Net Income (Loss) for the Period

As a result of the foregoing, our net loss for the three-month period ended March 31, 2024 was $28,176 compared to a net income of $113,290 in the comparative period in 2023.  The basic and diluted loss share was $(0.00) for the three-month period ended March 31, 2024, compared to the basic and diluted earnings per share of $0.00 for the three-month period ended March 31, 2023.

Liquidity and Capital Resources

Our cash totaled $244,277 at March 31, 2024, as compared with $342,014 at December 31, 2023, a decrease of $97,737.  Net cash of $727,667 was provided by operations for the three-months ended March 31, 2024, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable. Net cash used in investing activities for the three-months ended March 31, 2024 was $825,404, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit.  As of March 31, 2024, our working capital deficit was $2,365,763, however current liabilities include $1,505,807 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through April 2025. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Foreign Exchange Risk

Currently, approximately 40% of our consolidated revenue and 41% percent of our consolidated expenses are denominated in Canadian dollars.  Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At March 31, 2024 and December 31, 2023, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

Table of Contnts

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contnts

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

Table of Contnts

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTEMEDIA, INC.

By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Dated: May 13, 2024

