Form 10-Q
period 2024-06-30
QUOTEMEDIA INC
filed 2024-08-14
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of August 5, 2024.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$232,735	$342,014
Accounts receivable, net	1,250,482	1,154,787
Prepaid expenses	218,552	133,478
Other current assets	132,176	104,931
Total current assets	1,833,945	1,735,210

Deposits	16,404	16,850
Property and equipment, net	261,551	302,224
Capitalized internal-use software development costs, net	4,833,259	4,552,910
Goodwill	110,000	110,000
Intangible assets	56,570	65,636
Operating lease right-of-use assets (see note 5)	292,047	393,472

Total assets	$7,403,776	$7,176,302

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,532,243	$2,210,933
Deferred revenue (see note 3)	1,865,332	1,456,381
Operating lease liabilities (see note 5)	204,686	206,146
Total current liabilities	4,602,261	3,873,460

Long-term liabilities:
Deferred revenue (see note 3)	258,676	375,568
Operating lease liabilities (see note 5)	84,899	191,735
Preferred stock warrant liability (see note 6)	-	611,563
Total long-term liabilities	343,575	1,178,866

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized: Series A redeemable convertible preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at June 30, 2024 and December 31, 2023 (see note 6)	-	2,983,857
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized: Series A redeemable convertible preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at June 30, 2024 and December 31, 2023 (see note 6)	2,983,857	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at June 30, 2024 and December 31, 2023	90,479	90,479
Additional paid-in capital	19,523,795	18,910,482
Accumulated deficit	(20,140,191)	(19,860,842)
Total stockholders’ equity (deficit)	2,457,940	(859,881)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$7,403,776	$7,176,302

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023

REVENUE (see note 3)	$4,675,946	$4,712,977	$9,355,146	$9,463,025

COST OF REVENUE	2,431,460	2,324,798	4,773,574	4,644,733

GROSS PROFIT	2,244,486	2,388,179	4,581,572	4,818,292

OPERATING EXPENSES

Sales and marketing	857,524	829,712	1,634,726	1,653,765
General and administrative	860,327	770,187	1,668,681	1,622,701
Software development	787,074	684,015	1,590,396	1,314,088
	2,504,925	2,283,914	4,893,803	4,590,554

OPERATING INCOME (LOSS)	(260,439)	104,265	(312,231)	227,738

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	10,415	(30,073)	35,722	(38,074)
Interest expense	(419)	(404)	(1,372)	(1,856)
	9,996	(30,477)	34,350	(39,930)
NET INCOME (LOSS) BEFORE INCOME TAXES	(250,443)	73,788	(277,881)	187,808

Income tax expense	(730)	(752)	(1,468)	(1,482)

NET INCOME (LOSS)	$(251,173)	$73,036	$(279,349)	$186,326

EARNINGS (LOSS) PER SHARE (see note 7)

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	90,477,798	121,000,418	90,477,798	120,876,073

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three-months ended June 30, 2024:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, March 31, 2024	-	$-	90,477,798	$90,479	$18,910,482	$(19,889,018)	$(888,057)

Reclassification of preferred stock warrants	-	-	-	-	611,563	-	611,563

Reclassification of series A redeemable convertible preferred stock	123,685	2,983,857	-	-	-	-	2,983,857

Stock-based compensation	-	-	-	-	1,750	-	1,750

Net loss	-	-	-	-	-	(251,173)	(251,173)

Balance, June 30, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,523,795	$(20,140,191)	$2,457,940

	Series A Redeemable Convertible Preferred Stock		Common Stock
Six-months ended June 30, 2024:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2023	-	$-	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

Reclassification of preferred stock warrants	-	-	-	-	611,563	-	611,563

Reclassification of series A redeemable convertible preferred stock	123,685	2,983,857	-	-	-	-	2,983,857

Stock-based compensation	-	-	-	-	1,750	-	1,750

Net loss	-	-	-	-	-	(279,349)	(279,349)

Balance, June 30, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,523,795	$(20,140,191)	$2,457,940

 The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Three-months ended June 30, 2023:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, March 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,109,136)	$(1,115,385)

Net income	-	-	-	-	-	73,036	73,036

Balance, June 30, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,036,100)	$(1,042,349)

	Series A Redeemable Convertible Preferred Stock		Common Stock
Six-months ended June 30, 2023:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

Net income	-	-	-	-	-	186,326	186,326

Balance, June 30, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,036,100)	$(1,042,349)

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended June 30,
	2024	2023
OPERATING ACTIVITIES:

Net (loss) income	$(279,349)	$186,326

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480,760	1,271,683
Allowance for doubtful accounts	350,000	125,000
Stock-based compensation expense – common stock warrants	1,750	-
Stock-based compensation expense – preferred stock warrants	-	137,813
Changes in assets and liabilities:
Accounts receivable	(445,695)	(89,853)
Prepaid expenses	(85,074)	3,863
Other current assets	(27,245)	(77,772)
Deposits	446	(351)
Accounts payable, accrued and other liabilities	314,439	(324,580)
Deferred revenue	292,059	642,450
Net cash provided by operating activities	1,602,091	1,874,579

INVESTING ACTIVITIES:

Purchase of property and equipment	(28,655)	(37,120)
Capitalized application software	(1,682,715)	(1,575,346)
Net cash used in investing activities	(1,711,370)	(1,612,466)

Net (decrease) increase in cash	(109,279)	262,113

Cash and equivalents, beginning of period	342,014	477,987

Cash and equivalents, end of period	$232,735	$740,100

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of June 30, 2024 through the filing of this report.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $350,000 and $225,000 as of June 30, 2024 and December 31, 2023, respectively. Bad debt expenses were $127,650 and $25,852 for the three-months ended June 30, 2024 and 2023, respectively. Bad debt expenses (recovery) were $140,979 and ($38,241) for the six-months ended June 30, 2024 and 2023, respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023
Portfolio Management Systems
Corporate Quotestream	$1,782,826	$1,876,898	$3,564,511	$3,704,151
Individual Quotestream	466,695	474,143	935,700	961,710
Interactive Content and Data APIs	2,426,425	2,361,936	4,854,935	4,797,164
Total revenue	$4,675,946	$4,712,977	$9,355,146	$9,463,025

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Revenue

Changes in deferred revenue were as follows for the periods ending June 30,

	2024	2023
Beginning balance at Jan 1,	$1,831,949	$1,166,848
Revenue recognized in the current period from the amounts in the beginning balance	(1,105,335)	(868,395)
New deferrals, net of amounts recognized in the current period	1,381,619	1,507,660
Effects of foreign currency translation	15,775	3,185
Total deferred revenue	$2,124,008	$1,809,298

Current portion of deferred revenue	$1,865,332	$1,530,329
Long-term portion of deferred revenue	258,676	278,969
Total deferred revenue	$2,124,008	$1,809,298

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially of the Company’s contracts is one year or less.

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. There were no amounts due to 410734 B.C. Ltd. at June 30, 2024 and December 31, 2023.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At June 30, 2024 and December 31, 2023, there was $15,000 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At June 30, 2024 and December 31, 2023, there were $185,498 and $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

5 .LEASES

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Operating Leases

Operating lease right-of-use assets	$292,047	$393,472

Current portion of operating lease liability	$204,686	$206,146
Long-term portion of operating lease liability	84,899	191,735
Total operating lease liability	$289,585	$397,881

	June 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Operating leases	1.5 years	1.9 years
Weighted Average Discount Rate
Operating leases	9.5%	9.5%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases
2024 (excluding the six-months ended June 30, 2024)	$114,182
2025	163,272
2026	33,861
Total lease payments	311,315
Less imputed interest	(21,730)
Total	$289,585

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of lease expense for the three and six-months ended June 30, 2024 and 2023 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease costs	$58,969	$59,165	$118,010	$117,592
Short-term lease costs	27,338	26,993	54,674	53,980
Total operating lease costs	$86,307	$86,158	$172,684	$171,572

Supplemental cash flow information for the six-months ended June 30, 2024 and 2023 related to leases was as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,146	$116,784

There was no additional right of use assets obtained in exchange for lease obligations for the six-months ended June 30, 2024 and 2023.

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

At June 30, 2024 and December 31, 2023, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three and six-months ended June 30, 2024 and 2023.

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

Reclassification of Redeemable Convertible Preferred Stock resulting from Amendment to Redemption Rights

Prior to April 26, 2024, 1,000 Series A redeemable convertible preferred stock could be redeemed at the holder’s option at the liquidation value of $25 per share if the cash balance of the Company as reported at the end of each fiscal quarter exceeds $400,000.  In accordance with Accounting Standards Update (“ASU”) 480-10-S99, because a limited number of Series A redeemable convertible preferred stock could be redeemed at the holder’s option if the above criteria are met, it was classified as mezzanine equity and not permanent equity.

On April 26, 2024, the Certificate of Designation of the Series A Redeemable Convertible Preferred Stock was amended removing the above redemption right, at no cost to the Company, resulting in a change in the classification of Series A redeemable preferred stock from mezzanine equity to permanent equity.  In addition, the amendment resulted in a change to the classification of warrants to purchase shares of Series A redeemable convertible preferred stock (“preferred stock warrants”) from preferred stock warrant liability to additional paid-in capital.  There was no impact on the consolidated statement of operations resulting from the amendment.

b) Common stock

No shares of common stock were issued during the three and six-months ended June 30, 2024 and 2023.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-months ended June 30, 2024 and 2023 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023

Sales and marketing	$1,750	$-	$1,750	$-
Total stock-based compensation expense	$1,750	$-	$1,750	$-

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the six-months ended June 30, 2024:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at December 31, 2023	25,772,803	$0.06
Granted during the period	350,000	$0.03
Forfeited during the period	(350,000)	$0.03
Outstanding at June 30, 2024	25,772,803	$0.06

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at June 30, 2024:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.33	$0.06

At June 30, 2024, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

Management calculates the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023

Expected dividend yield	-	N/A	-	N/A
Expected stock price volatility	76%	N/A	76%	N/A
Risk-free interest rate	4%	N/A	4%	N/A
Expected life of options (years)	2.50	N/A	2.50	N/A
Weighted average fair value of options and warrants granted	$0.17	N/A	$0.17	N/A

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2024, the aggregate intrinsic value of options and warrants outstanding and exercisable was $3,147,838. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2024. The probability is re-evaluated each reporting period. As of June 30, 2024, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of June 30, 2024, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 23.5 years. As of June 30, 2024, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the six-months ended June 30, 2024 and 2023.

Reclassification of Preferred Stock Warrant Liability resulting from Amendment to Redemption Rights

As discussed in note 6 a), the amendment to the redemption rights for the Series A redeemable convertible preferred stock resulted in a change to the classification of preferred stock warrants on April 26, 2024.   The preferred stock warrant liability of $611,563 was reclassified  to additional paid-in capital.  There was no impact on the consolidated statement of operations resulting from the amendment.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair value of the preferred stock warrant liability is determined using Level 3 inputs. The preferred stock warrants were valued using a bond plus option framework reflecting the cash flow of the preferred stock warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the preferred stock warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows:

Valuation Inputs	June 30, 2024	December 31, 2023
Expected Time to Expiration (years)	N/A	24.05
Stock Price on Valuation Date	N/A	$0.23
Peer Volatility	N/A	47.35%
Cash Flow Discount Rate	N/A	15.86%

The following table sets forth a summary of the changes in the fair value of the Level 3 preferred stock warrant liability for the three and six-months ended June 30, 2024 and 2023:

Fair value as of December 31, 2023 and 2022, respectively	$611,563	$629,375
Change in fair value	-	78,125
Fair value as of March 31, 2024 and 2023, respectively	$611,563	$707,500
Change in fair value	-	59,688
Reclassification of preferred stock warrants on April 26, 2024	(611,563)	-
Fair value as of June 30, 2024 and 2024, respectively	-	767,188

The changes in fair value attributable to the preferred stock warrants are recorded as an adjustment to stock compensation expense and reported in sales and marketing expense on the three and six-months ended June 30, 2024 and 2023 statements of operations.

7. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six-months ended June 30, 2024 and 2023 are as follows:

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023

Net income (loss)	$(251,173)	$73,036	$(279,349)	$186,326

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	2,499,900	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671	-	10,306,671
Stock options and warrants to purchase common stock	-	17,716,049	-	17,591,704
Weighted average common shares used to calculate diluted net income per share	90,477,798	121,000,418	90,477,798	120,876,073

Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six-months ended June 30, 2024 and 2023 are shown below:

	Three-months ended June 30,		Six-months ended June 30,
	2024	2023	2024	2023
Warrants to purchase redeemable convertible preferred stock	$2,499,900	$-	$2,499,900	$-
Redeemable convertible preferred stock	10,306,671	-	10,306,671	-
Stock options and warrants to purchase common stock	16,370,492	-	16,551,430	-
Total potential common shares excluded	$29,177,063	$-	$29,358,001	$-

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

Approximately 39% of our revenue and expenses are denominated in Canadian dollars. The Canadian dollar remained relatively unchanged against the U.S. dollar when comparing the average exchange rate for the six-months ended June 30, 2024 versus the comparative 2023 period.  Because our Canadian dollar revenue and expenses are evenly matched, exchange rate fluctuations have minimal impact on our net income and cash flows.

Our revenue decreased 1% for the six-months ended June 30, 2024 versus the comparative 2023 period.  Based on revenue already under contract, we expect revenue growth to improve for the remainder of fiscal 2024.

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

Results of Operations

Revenue

Three-months ended June 30,	2024	2023	Change ($)	Change (%)

Corporate Quotestream	$1,782,826	$1,876,898	$(94,072)	(5)%
Individual Quotestream	466,695	474,143	(7,448)	(2)%
Total Portfolio Management Systems	2,249,521	2,351,041	(101,520)	(4)%

Interactive Content and Data APIs	2,426,425	2,361,936	64,489	3%

Total subscription revenue	$4,675,946	$4,712,977	$(37,031)	(1)%

Six-months ended June 30,	2024	2023	Change ($)	Change (%)

Corporate Quotestream	$3,564,511	$3,704,151	$(139,640)	(4)%
Individual Quotestream	935,700	961,710	(26,010)	(3)%
Total Portfolio Management Systems	4,500,211	4,665,861	(165,650)	(4)%

Interactive Content and Data APIs	4,854,935	4,797,164	57,771	1%

Total subscription revenue	$9,355,146	$9,463,025	$(107,879)	(1)%

Total licensing revenue decreased 1% when comparing the three and six-months ended June 30, 2024 and 2023.

Total Portfolio Management Systems revenue decreased 4% for the three and six-months ended June 30, 2024 and 2023.  Corporate Quotestream revenue decreased 5% and 4% for the three and six-months ended June 30, 2024 from the comparative periods in 2023 due to decreases in average revenue per customer since the comparative periods.  This decrease in average revenue per customer was due mainly to a decrease in usage for one of our larger Corporate Quotestream customers since the comparative periods in 2023.

Individual Quotestream revenue decreased 2% and 3% for the three and six-months ended June 30, 2024 from the comparative periods in 2023 due to decreases in total subscribers, offset by increases in average revenue per subscriber.

Interactive Content and Data APIs revenue increased 3% and 1% for the three and six-months ended June 30, 2024 from the comparative periods in 2023.  Increases in average revenue per customer were offset by decreases in the number of customers since the comparative periods.  The launch of new products and the expansion of our data coverage have allowed us to attract larger clients, increasing our average revenue per customer.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2024	2023	Change ($)	Change (%)

Cost of revenue	$2,431,460	$2,324,798	$106,662	5%
Gross profit	$2,244,486	$2,388,179	$(143,693)	(6)%
Gross margin %	48%	51%

Six-months ended June 30,	2024	2023	Change ($)	Change (%)

Cost of revenue	$4,773,574	$4,644,733	$128,841	3%
Gross profit	$4,581,572	$4,818,292	$(236,720)	(5)%
Gross margin %	49%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 5% and 3% for the three and six-months ended June 30, 2024 from the comparative periods in 2023. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 48% and 49% for the three and six-months ended June 30, 2024 from 51% in the comparative 2023 periods.

Operating Expenses Summary

Three-months ended June 30,	2024	2023	Change ($)	Change (%)

Sales and marketing	$857,524	$829,712	$27,812	3%
General and administrative	860,327	770,187	90,140	12%
Software development	787,074	684,015	103,059	15%
Total operating expenses	$2,504,925	$2,283,914	$221,011	10%

Six-months ended June 30,	2024	2023	Change ($)	Change (%)

Sales and marketing	$1,634,726	$1,653,765	$(19,039)	(1)%
General and administrative	1,668,681	1,622,701	45,980	3%
Software development	1,590,396	1,314,088	276,308	21%
Total operating expenses	$4,893,803	$4,590,554	$303,249	7%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses were relatively flat when comparing periods, increasing 3% and decreasing 1% for the three and six-months ended June 30, 2024 when compared to the same periods in 2023.  Personnel costs increased for the three and six-months ended June 30, 2024 due to additional sales personnel hired since the comparative periods to support our product growth initiatives and salary increases for existing personnel. The increases in personnel costs were offset by decreases in stock-based compensation expenses as $78,125 and $59,688 in stock-based compensation expenses were incurred in March and June 2023, respectively, related to the fair value adjustment to our preferred stock warrant liability.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 12% and 3% for the three and six-months ended June 30, 2024, when compared to the same periods in 2023. The increases are due to increases in bad debt expenses, offset by decreases in professional fees as we incurred additional professional fees in the comparative 2023 periods resulting from the change of principal accountants in January 2023.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 15% and 21% for the three and six-months ended June 30, 2024 when compared to the same periods in 2023, primarily due to new personnel hired since the comparative periods to improve our infrastructure, security, and business continuity management.  The increase in software development expenses was also due to a decrease in the percentage of total development costs capitalized during the three and six-month periods ending June 30, 2024, when compared to the same periods in 2023.

We capitalized $867,400 and $1,682,715 of development costs for the three and six-month periods ended June 30, 2024 compared to $808,832 and $1,575,346 in the same periods in 2023. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended June 30,	2024	2023

Foreign exchange gain (loss)	$10,415	$(30,073)
Interest expense, net	(419)	(404)
Total other income (expense), net	$9,996	$(30,477)

Six-months ended June 30,	2024	2023

Foreign exchange gain (loss)	$35,722	$(38,074)
Interest expense, net	(1,372)	(1,856)
Total other income (expenses), net	$34,350	$(39,930)

Foreign Exchange Gain

We incurred foreign exchange gains of $10,415 and $35,722 for the three and six-months periods ended June 30, 2024, compared to foreign exchange losses of $30,073 and $38,074 in the comparative 2023 periods. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances. Net interest expenses of $953 and $1,372 were incurred for the three and six-months periods ended June 30, 2024, compared to $1,452 and $1,856 incurred in the same 2023 periods.

Provision for Income Taxes

For the three and six-months periods ended June 30, 2024, the Company recorded $730 and $1,468 in Canadian income tax expenses compared to $752 and $1,482 in the comparative periods in 2023.

Net Income (Loss) for the Period

As a result of the foregoing, our net losses for the three and six-months periods ended June 30, 2024 were $251,173 and $279,349 compared to net income of $71,036 and $186,326 in the comparative periods in 2023. The basic and diluted loss per share was $(0.00) for the three and six-months periods ended June 30, 2024, compared to the basic and diluted earnings per share of $0.00 for the three and six-months periods ended June 30, 2023.

Liquidity and Capital Resources

Our cash totaled $232,735 at June 30, 2024, as compared with $342,014 at December 31, 2023, a decrease of $109,279. Net cash of $1,602,091 was provided by operations for the six-months ended June 30, 2024, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable. Net cash used in investing activities for the six-months ended June 30, 2024 was $1,711,370, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit. As of June 30, 2024, our working capital deficit was $2,768,316, however current liabilities include $1,865,332 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through July 2025. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

At June 30, 2024 and December 31, 2023, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2024

