Form 10-Q
period 2024-09-30
QUOTEMEDIA INC
filed 2024-11-14
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of November 4, 2024.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2024

INDEX

		Page
Part I.	Financial Information

Item 1.	Consolidated financial statements (unaudited):	3

	Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2024 and 2023	4

	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine-months ended September 30, 2024	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine-months ended September 30, 2023	6

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2024 and 2023	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$291,217	$342,014
Accounts receivable, net	1,077,493	1,154,787
Prepaid expenses	211,748	133,478
Other current assets	151,745	104,931
Total current assets	1,732,203	1,735,210

Deposits	17,539	16,850
Property and equipment, net	235,336	302,224
Capitalized internal-use software development costs, net	5,001,877	4,552,910
Goodwill	110,000	110,000
Intangible assets	53,974	65,636
Operating lease right-of-use assets (see note 5)	239,462	393,472

Total assets	$7,390,391	$7,176,302

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,848,533	$2,210,933
Deferred revenue (see note 3)	2,027,800	1,456,381
Operating lease liabilities (see note 5)	185,989	206,146
Total current liabilities	5,062,322	3,873,460

Long-term liabilities:
Deferred revenue (see note 3)	256,864	375,568
Operating lease liabilities (see note 5)	54,206	191,735
Preferred stock warrant liability (see note 6)	-	611,563
Total long-term liabilities	311,070	1,178,866

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A redeemable convertible preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at September 30, 2024 and December 31, 2023 (see note 6)	-	2,983,857

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series A redeemable convertible preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at September 30, 2024 and December 31, 2023 (see note 6)	2,983,857	-
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at September 30, 2024 and December 31, 2023	90,479	90,479
Additional paid-in capital	19,523,795	18,910,482
Accumulated deficit	(20,581,132)	(19,860,842)
Total stockholders’ equity (deficit)	2,016,999	(859,881)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$7,390,391	$7,176,302

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023

REVENUE (see note 3)	$4,695,845	$4,762,442	$14,050,991	$14,225,467

COST OF REVENUE	2,515,081	2,296,736	7,288,655	6,941,469

GROSS PROFIT	2,180,764	2,465,706	6,762,336	7,283,998

OPERATING EXPENSES

Sales and marketing	875,303	711,861	2,510,029	2,365,626
General and administrative	942,598	924,249	2,611,279	2,546,950
Software development	771,261	725,449	2,361,657	2,039,537
	2,589,162	2,361,559	7,482,965	6,952,113

OPERATING INCOME (LOSS)	(408,398)	104,147	(720,629)	331,885

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(31,881)	21,803	3,841	(16,271)
Interest expense	76	825	(1,296)	(1,031)
	(31,805)	22,628	2,545	(17,302)
NET INCOME (LOSS) BEFORE INCOME TAXES	(440,203)	126,775	(718,084)	314,583

Income tax expense	738	739	2,206	2,221

NET INCOME (LOSS)	$(440,941)	$126,036	$(720,290)	$312,362

EARNINGS (LOSS) PER SHARE (see note 7)

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basic	90,477,798	90,477,798	90,477,798	90,477,798
Diluted	90,477,798	121,479,248	90,477,798	121,103,306

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended September 30, 2024:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,523,795	$(20,140,191)	$2,457,940

Net loss	-	-	-	-	-	(440,941)	(440,941)

Balance, September 30, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,523,795	$(20,581,132)	$2,016,999

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Nine-months ended September 30, 2024:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2023	-	$-	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

Reclassification of preferred stock warrants	-	-	-	-	611,563	-	611,563

Reclassification of series A redeemable convertible preferred stock	123,685	2,983,857	-	-	-	-	2,983,857

Stock-based compensation	-	-	-	-	1,750	-	1,750

Net loss	-	-	-	-	-	(720,290)	(720,290)

Balance, September 30, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,523,795	$(20,581,132)	$2,016,999

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

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-months ended September 30,
	2024	2023
OPERATING ACTIVITIES:

Net (loss) income	$(720,290)	$312,362

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,255,707	1,944,271
Allowance for doubtful accounts	525,000	275,000
Stock-based compensation expense – common stock warrants	1,750	-
Stock-based compensation expense – preferred stock warrants	-	80,625
Changes in assets and liabilities:
Accounts receivable	(447,706)	(575,133)
Prepaid expenses	(78,270)	(52,764)
Other current assets	(46,814)	(57,615)
Deposits	(689)	(5,179)
Accounts payable, accrued and other liabilities	633,924	(184,670)
Deferred revenue	452,715	1,065,078
Net cash provided by operating activities	2,575,327	2,801,975

INVESTING ACTIVITIES:

Purchase of property and equipment	(34,374)	(71,249)
Capitalized application software	(2,591,750)	(2,387,774)
Net cash used in investing activities	(2,626,124)	(2,459,023)

Net (decrease) increase in cash	(50,797)	342,952

Cash and equivalents, beginning of period	342,014	477,987

Cash and equivalents, end of period	$291,217	$820,939

The accompanying notes are an integral part of these consolidated condensed financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of September 30, 2024 through the filing of this report.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). The allowance for doubtful accounts was $525,000 and $225,000 as of September 30, 2024 and December 31, 2023, respectively. Bad debt expenses were $182,171 and $155,980 for the three-months ended September 30, 2024 and 2023, respectively. Bad debt expenses were $323,150 and $117,739 for the nine-months ended September 30, 2024 and 2023, respectively.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023
Portfolio Management Systems
Corporate Quotestream	$1,792,966	$1,782,581	$5,357,477	$5,486,732
Individual Quotestream	452,489	458,428	1,388,189	1,420,138
Interactive Content and Data APIs	2,450,390	2,521,433	7,305,325	7,318,597
Total revenue	$4,695,845	$4,762,442	$14,050,991	$14,225,467

Deferred Revenue

Changes in deferred revenue were as follows for the periods ending September 30,

	2024	2023

Beginning balance at Jan 1,	$1,831,949	$1,166,848
Revenue recognized in the current period from the amounts in the beginning balance	(1,374,128)	(995,364)
New deferrals, net of amounts recognized in the current period	1,805,620	1,873,614
Effects of foreign currency translation	21,223	4,566
Total deferred revenue	$2,284,664	$2,049,664

Current portion of deferred revenue	$2,027,800	$1,676,949
Long-term portion of deferred revenue	256,864	372,715
Total deferred revenue	$2,284,664	$2,049,664

Practical Expedients

As permitted under ASU 2014-09 (and related ASUs), unsatisfied performance obligations are not disclosed, as the original expected duration of substantially of the Company’s contracts is one year or less.

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. There were no amounts due to 410734 B.C. Ltd. at September 30, 2024 and December 31, 2023.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At September 30, 2024 and December 31, 2023, there was $19,425 and $12,500 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At September 30, 2024 and December 31, 2023, there were $185,816 and $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating Leases

Operating lease right-of-use assets	$239,462	$393,472

Current portion of operating lease liability	$185,989	$206,146
Long-term portion of operating lease liability	54,206	191,735
Total operating lease liability	$240,195	$397,881

	September 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Operating leases	1.3 years	1.9 years
Weighted Average Discount Rate
Operating leases	9.4%	9.5%

Maturities of lease liabilities were as follows:

Operating Leases
2024 (excluding the nine-months ended September 30, 2024)	$56,454
2025	165,073
2026	34,117
Total lease payments	255,644
Less imputed interest	(15,449)
Total	$240,195

The components of lease expense for the three and nine-months ended September 30, 2024 and 2023 were as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease costs	$59,042	$58,504	$177,052	$176,096
Short-term lease costs	27,450	27,111	82,125	81,091
Total operating lease costs	$86,492	$85,615	$259,177	$257,187

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental cash flow information for the nine-months ended September 30, 2024 and 2023 related to leases was as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$173,720	$172,454

There was no additional right of use assets obtained in exchange for lease obligations for the nine-months ended September 30, 2024 and 2023.

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

At September 30, 2024 and December 31, 2023, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three and nine-months ended September 30, 2024 and 2023.

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

b) Common stock

No shares of common stock were issued during the three and nine-months ended September 30, 2024 and 2023.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine-months ended September 30, 2024 and 2023 was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023

Sales and marketing	$-	$(57,188)	$1,750	$80,625
Total stock-based compensation expense	$-	$(57,188)	$1,750	$80,625

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the nine-months ended September 30, 2024:

	Common Stock Options and Warrants	Weighted- Average Grant Date Exercise Price

Outstanding at December 31, 2023	25,772,803	$0.06
Granted during the period	350,000	$0.03
Forfeited during the period	(350,000)	$0.03
Outstanding at September 30, 2024	25,772,803	$0.06

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at September 30, 2024:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.08	$0.06

At September 30, 2024, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

Management calculates the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023

Expected dividend yield	N/A	N/A	-	N/A
Expected stock price volatility	N/A	N/A	76%	N/A
Risk-free interest rate	N/A	N/A	4%	N/A
Expected life of options (years)	N/A	N/A	2.50	N/A
Weighted average fair value of options and warrants granted	N/A	N/A	$0.17	N/A

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2024, the aggregate intrinsic value of options and warrants outstanding and exercisable was $3,921,022. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2024. The probability is re-evaluated each reporting period. As of September 30, 2024, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of September 30, 2024, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 23.3 years. As of September 30, 2024, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the nine-months ended September 30, 2024 and 2023.

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

Valuation Inputs	September 30, 2024	December 31, 2023
Expected Time to Expiration (years)	N/A	24.05
Stock Price on Valuation Date	N/A	$0.23
Peer Volatility	N/A	47.35%
Cash Flow Discount Rate	N/A	15.86%

The following table sets forth a summary of the changes in the fair value of the Level 3 preferred stock warrant liability for the three and nine-months ended September 30, 2024 and 2023:

Fair value as of December 31, 2023 and 2022, respectively	$611,563	$629,375
Change in fair value	-	137,813
Reclassification of preferred stock warrants on April 26, 2024	611,563)	-
Fair value as of June 30, 2024 and 2023, respectively	$-	$767,188
Change in fair value	-	(57,188)
Fair value as of September 30, 2024 and 2024, respectively	-	710,000

The changes in fair value attributable to the preferred stock warrants are recorded as an adjustment to stock compensation expense and reported in sales and marketing expense on the three and nine-months ended September 30, 2024 and 2023 statements of operations.

7. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and nine-months ended September 30, 2024 and 2023 are as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(440,941)	$126,036	$(720,290)	$312,362

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	2,499,900	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671	-	10,306,671
Stock options and warrants to purchase common stock	-	18,194,879	-	17,818,937
Weighted average common shares used to calculate diluted net income per share	90,477,798	121,479,248	90,477,798	121,103,306

Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine-months ended September 30, 2024 and 2023 are shown below:

	Three-months ended September 30,		Nine-months ended September 30,
	2024	2023	2024	2023
Warrants to purchase redeemable convertible preferred stock	$2,499,900	$-	$2,499,900	$-
Redeemable convertible preferred stock	10,306,671	-	10,306,671	-
Stock options and warrants to purchase common stock	16,059,364	-	16,397,104	-
Total potential common shares excluded	$28,865,935	$-	$29,203,675	$-

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

Approximately 39% of our revenue and expenses are denominated in Canadian dollars. The Canadian dollar remained relatively unchanged against the U.S. dollar when comparing the average exchange rate for the nine-months ended September 30, 2024 versus the comparative 2023 period. Because our Canadian dollar revenue and expenses are evenly matched, exchange rate fluctuations have minimal impact on our net income and cash flows.

Our revenue decreased 1% for the nine-months ended September 30, 2024 versus the comparative 2023 period. Based on revenue already under contract, we expect to return to positive revenue growth in fiscal 2025.

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

Results of Operations

Revenue

Three-months ended September 30,	2024	2023	Change ($)	Change (%)

Corporate Quotestream	$1,792,966	$1,782,581	$10,385	1%
Individual Quotestream	452,489	458,428	(5,939)	(1%)
Total Portfolio Management Systems	2,245,455	2,241,009	4,446	0%

Interactive Content and Data APIs	2,450,390	2,521,433	(71,043)	(3%)

Total subscription revenue	$4,695,845	$4,762,442	$(66,597)	(1%)

Nine-months ended September 30,	2024	2023	Change ($)	Change (%)

Corporate Quotestream	$5,357,477	$5,486,732	$(129,255)	(2%)
Individual Quotestream	1,388,189	1,420,138	(31,949)	(2%)
Total Portfolio Management Systems	6,745,666	6,906,870	(161,204)	(2%)

Interactive Content and Data APIs	7,305,325	7,318,597	(13,272)	0%

Total subscription revenue	$14,050,991	$14,225,467	$(174,476)	(1%)

Total licensing revenue decreased 1% for the three and nine-month ended September 30, 2024 from the comparative 2023 periods.

Total Portfolio Management Systems revenue increased 0% and decreased 2% for the three and nine-months ended September 30, 2024 from the comparative 2023 periods. Corporate Quotestream revenue was relatively unchanged from the comparative 2023 periods, increasing 1% for the three- months ended September 30, 2024 and decreasing 2% for the nine-months ended September 30, 2024.

Individual Quotestream revenue decreased 1% and 2% for the three and nine-months ended September 30, 2024 from the comparative 2023 periods in due to decreases in total subscribers, offset by increases in average revenue per subscriber.

Interactive Content and Data APIs revenue decreased 3% and 0% for the three and nine-months ended September 30, 2024 from the comparative periods in 2023. The decreases were due to decreases in the number of customers, offset by increases in average revenue per customer. The launch of new products and the expansion of our data coverage have allowed us to attract larger clients, increasing our average revenue per customer.

Cost of Revenue and Gross Profit Summary

Three-months ended September 30,	2024	2023	Change ($)	Change (%)

Cost of revenue	$2,515,081	$2,296,736	$218,345	10%
Gross profit	$2,180,764	$2,465,706	$(284,942)	(12%)
Gross margin %	46%	52%

Nine-months ended September 30,	2024	2023	Change ($)	Change (%)

Cost of revenue	$7,288,655	$6,941,469	$347,186	5%
Gross profit	$6,762,336	$7,283,998	$(521,662)	(7%)
Gross margin %	48%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 10% and 5% for the three and nine-months ended September 30, 2024 from the comparative periods in 2023. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 46% and 48% for the three and nine-months ended September 30, 2024 from 52% and 51% in the comparative 2023 periods.

Operating Expenses Summary

Three-months ended September 30,	2024	2023	Change ($)	Change (%)

Sales and marketing	$875,303	$711,861	$163,442	23%
General and administrative	942,598	924,249	18,349	2%
Software development	771,261	725,449	45,812	6%
Total operating expenses	$2,589,162	$2,361,559	$227,603	10%

Nine-months ended September 30,	2024	2023	Change ($)	Change (%)

Sales and marketing	$2,510,029	$2,365,626	$144,403	6%
General and administrative	2,611,279	2,546,950	64,329	3%
Software development	2,361,657	2,039,537	322,120	16%
Total operating expenses	$7,482,965	$6,952,113	$530,852	8%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 23% for the three-months ended September 30, 2024, when compared to the same period in 2023 due to increased personnel costs and negative stock-based compensation expense of ($57,188) in the comparative 2023 period related to the preferred stock warrant liability fair value adjustment. Sales and marketing expenses increased 6% for the nine-months ended September 30, 2024, when compared to the same period in 2023 due to increased personnel costs, offset by stock-based compensation expense of $80,625 in the comparative 2023 period related to the preferred stock warrant liability fair value adjustment. Increases in personnel costs were due to additional sales personnel hired since the comparative periods to support our product growth initiatives and salary increases for existing personnel

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 2% for the three-months ended September 30, 2024, when compared to the same period in 2023, due to increases in bad debt expenses. General and administrative expenses increased 3% for the nine-months ended September 30, 2024, when compared to the same periods in 2023, due to increases in bad debt expenses offset by decreased professional fees as we incurred additional professional fees in the comparative 2023 period resulting from the change of principal accountants in January 2023.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 6% and 16% for the three and nine-months ended September 30, 2024 when compared to the same periods in 2023, primarily due to new personnel hired since the comparative periods to improve our infrastructure, security, and business continuity management.

We capitalized $909,035 and $2,591,750 of development costs for the three and nine-month periods ended September 30, 2024 compared to $812,428 and $2,387,774 in the same periods in 2023. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended September 30,	2024	2023

Foreign exchange gain (loss)	$(31,881)	$21,803
Interest expense, net	76	825
Total other income (expense), net	$(31,805)	$22,628

Nine-months ended September 30,	2024	2023

Foreign exchange gain (loss)	$3,841	$(16,271)
Interest expense, net	(1,296)	(1,031)
Total other income (expenses), net	$2,545	$(17,302)

Foreign Exchange Gain

We incurred a foreign exchange loss of $31,881 and a foreign exchange gain of $3,841 for the three and nine-months periods ended September 30, 2024, compared to a foreign exchange gain of $21,803 and a foreign exchange loss of $16,271 in the comparative 2023 periods. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances. Net interest income of $76 and net interest expense of $1,296 were incurred for the three and nine-months periods ended September 30, 2024, compared to net interest income of $825 and net interest expense of $1,031 incurred in the same 2023 periods.

Provision for Income Taxes

For the three and nine-months periods ended September 30, 2024, the Company recorded $738 and $2,206 in Canadian income tax expenses compared to $739 and $2,221 in the comparative periods in 2023.

Net Income (Loss) for the Period

As a result of the foregoing, our net losses for the three and nine-months periods ended September 30, 2024 were $440,941 and $720,290 compared to net income of $126,036 and $312,362 in the comparative periods in 2023. The basic and diluted loss per share was $(0.00) for the three and nine-months periods ended September 30, 2024, compared to the basic and diluted earnings per share of $0.00 for the three and nine-months periods ended September 30, 2023.

Liquidity and Capital Resources

Our cash totaled $291,217 at September 30, 2024, as compared with $342,014 at December 31, 2023, a decrease of $50,797. Net cash of $2,575,327 was provided by operations for the nine-months ended September 30, 2024, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities, offset by our net loss and an increase in accounts receivable. Net cash used in investing activities for the nine-months ended September 30, 2024 was $2,626,124, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit. As of September 30, 2024, our working capital deficit was $3,330,119, however current liabilities include $2,027,800 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through October 2025. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

At September 30, 2024 and December 31, 2023, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2024

