Form 10-K
period 2024-12-31
QUOTEMEDIA INC
filed 2025-04-15
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 19, 2025, there were outstanding 90,477,798 shares of the issuer's common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer's common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2024, was $10,912,417.  For the purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates.  Such a determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference:  None

QUOTEMEDIA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2024

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

Portfolio Management Systems

QuoteMedia offers three leading edge portfolio managements systems: Quotestream™ Desktop and Mobile; Quotestream Professional; and a Web Portfolio Management product.   Each of these systems can be implemented independently, or they can be employed in conjunction with each other to provide a complete portfolio management solution for both nonprofessionals and professionals.

Quotestream Desktop (Download), Web (Browser) and Mobile Apps

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

Quotestream Professional

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

Quotestream Connect

Quotestream Connect is a hybrid of our existing Data Feed Services, and our Portfolio Management Systems. It is a new method of delivering real-time data feeds to individual users to power third party applications. In most cases, this allows QuoteMedia to retain Vendor of Record status with the exchanges – resulting in significant savings for our clients in resources and exchange fees.

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

Competition

Many companies provide financial market data and related information. Companies such as Bloomberg and LSEG Data & Analytics and Factset are some of the data providers in this highly competitive marketplace.

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

Employees

We currently have a total of 118 full-time employees, with 8 located in the United States and 110 located in Canada. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may continue to hire additional employees during fiscal 2025 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

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

New tariffs or taxes could impact our business. We rely on foreign development, customer service, and lead generation services. The new tariffs proposed by the U.S. government do not apply to digital services, however a discriminatory (non-tariff) tax could be applied to income on digital services performed by foreign companies which would increase our costs. Tariffs could also lead to a general slowdown in economic activity, which could negatively impact our business. The extent to which tariffs may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2024 we saw customers continue their focus on containing or reducing costs because of the more challenging market conditions, and this trend may continue into 2025. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

New product offerings by competitors or new technologies could cause our services to become obsolete. We operate in an industry that is characterized by rapid and significant technological change, frequent new services, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services and data content and coverage enhancements, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies such as artificial intelligence (AI). These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete will be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance and would result in lower revenue.

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

The success of our anticipated future growth depends upon our ability to successfully manage the growth of our proposed operations. We expect to experience growth in our number of employees and scope of operations.  Our future success will depend upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will depend on our ability to implement adequate improvements to financial and management controls, reporting, order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel.  Our expansion and the resulting growth in the number of our employees will result in increased responsibility for both existing and new management personnel.  There can be no assurance that we will be able to identify, attract, and retain experienced accounting and financial personnel.  Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management and to recruit, train, and manage our employee base.  There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures.  Any inability to do so may have a material adverse effect on our business, results of operations, and financial condition. Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance operations.  This need to manage our expenses may place a significant strain on our management and operational resources.  If we are unable to manage our expenses effectively, our business, results of operations, and financial condition may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

The Company's information technology, communication networks, system applications, accounting and financial reporting platforms and related systems are integral to the operation of the business. The Company utilizes these systems, among others, for financial analysis, management, and reporting, and for various other aspects of the business.

The Company's cybersecurity strategy focuses on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company relies primarily on its qualified internal team, with assistance from third party service providers, to operate and maintain its information technology infrastructure and systems and to evaluate, test and update various information security processes and to manage material risks from cybersecurity threats to the Company's critical computer networks, third party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature.

The Company's employees identify and assess risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company's risk profile. The Company is not currently aware of any risks from cybersecurity threats, nor has the Company had a previous cybersecurity incident that in either case have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition.

The Company's Audit Committee holds oversight responsibility over the Company's cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with management and, if and when deemed appropriate by management or the Audit Committee, third party service providers, regarding the Company's significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. We have completed various security audits and certifications, including SOC 2 Type II.

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

We believe our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol "QMCI."  As of March 19, 2025, there were approximately 134 holders of record of our common stock. As of March 19, 2024, the closing price for our common stock was $0.17.

As of March 19, 2025, there were 123,685 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock has a redeemable value of $25 and is convertible into 83.33 shares of our common stock if the common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During 2024, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

ITEM 6. [RESERVED]

Not applicable.

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

Our Interactive Content and Data APIs consist of a suite of software applications that provide publicly traded company and market information to corporate clients via the Internet.  Products include stock market quotes, fundamentals, historical and interactive charts, company news, filings, option chains, insider transactions, corporate financials, corporate profiles, screeners, market research information, investor relations provisions, level II, watch lists, and real-time quotes. All our content solutions are completely customizable and embedded directly into client Web pages for seamless integration with existing content.  We are continuing to develop and launch new modules of QMod, our new proprietary Web delivery system. QMod was created for secure market data provisioning as well as ease of integration and unlimited customization.  Additionally, QMod delivers search engine optimized (SEO) ready responsive content designed to adapt on the fly when rendered on mobile devices or standard Web pages – automatically resizing and reformatting to fit the device on which it is displayed.

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

Business Environment and Trends

While our licensed-based revenue is generally recurring in nature, the uncertainty caused by the recent market downturn and rising inflation may result in some clients delaying purchasing decisions, product and service implementations or cancel or reduce spending with us.

New tariffs proposed by the U.S. government could lead to a general slowdown in economic activity, which could negatively impact our business.

Events in Ukraine and Russia have continued to cause disruptions in the global financial markets. While we do not have any operations or customers in Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

Approximately 39% of our revenue and 38% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated 2% against the U.S. dollar when comparing the average exchange rate for the year ended December 31, 2024 versus the comparative 2023 year.   This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars, but because our Canadian dollar revenue and expenses are evenly matched, the exchange rate fluctuation had minimal impact on our net income and cash flows.

Our revenue decreased 1% in 2024 versus the comparative 2023 year.  For fiscal 2025, based on revenue already under contract we expect to return to positive revenue growth and expect a significant improvement to the net loss we incurred in 2024.

Plan of Operation

For 2025 we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  We plan to leverage artificial intelligence (AI) tools, where possible, to automate this process.  This expansion is expected to result in both increased revenue and costs for the fiscal year 2025.

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

Important development projects for 2025 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

For the years ended December 31, 2024, and 2023, the Company capitalized $3,399,893 and $ 3,203,045 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases. For the years ended December 31, 2024, and 2023, amortization expenses associated with the internally developed application software were $2,911,259 and $2,448,510, respectively. At December 31, 2024 and 2023, the remaining book value of the capitalized application software was $5,041,544 and $4,552,910.

Recent Accounting Pronouncements

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the consolidated financial statements. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements

Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements other than the additional disclosures.

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

Results of Operations

Revenue

	Years ended December 31
	2024	2023	Change($)	Change(%)

Corporate Quotestream	$7,219,382	$7,275,615	$(56,233)	(1)%
Individual Quotestream	1,833,633	1,861,396	(27,763)	(1)%
Total Portfolio Management Systems	9,053,015	9,137,011	(83,996)	(1)%
Interactive Content and Data APIs	9,689,237	9,770,714	(81,477)	(1)%
Total Licensing Revenue	$18,742,252	$18,907,725	$(165,473)	(1)%

Total licensing revenue decreased by 1% when comparing the years ended December 31, 2024, and 2023.

Total Portfolio Management System revenue decreased by 1% when comparing the years ended December 31, 2024, and 2023. Corporate Quotestream decreased by 1% due to a decrease in the number of customers offset by an increase in average revenue per customer.

Individual Quotestream revenue also decreased 1% for the year ended December 31, 2024, from the comparative period in 2023 due mainly to a decrease in total subscribers offset by an increase in pricing for Individual Quotestream effective January 1, 2024.  The depreciation of the Canadian dollar, discussed above in the “Business Environment and Trends” section, also impacted Individual Quotestream revenue as approximately 43% of our Individual Quotestream revenue is earned in Canadian dollars.

Interactive Content and Data APIs revenue decreased by 1% for the year ended December 31, 2024, from the comparative period in 2023 due mainly to a decrease in the average revenue per client.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2024	2023	Change ($)	Change(%)

Cost of revenue	$9,868,830	$9,263,073	$605,757	7%

Gross profit	$8,873,422	$9,644,652	$(771,230)	(8%)

Gross margin %	47%	51%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. The cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 7% for the year ended December 31, 2024, from the comparative period in 2023. This was mainly due to increased amortization expenses associated with internally developed application software resulting from our major growth initiative, which included investing in infrastructure, new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage which decreased to 47% in 2024 from 51% in 2023.

Operating Expenses Summary

	Years ended December 31
	2024	2023	Change ($)	Change (%)

Sales and marketing	$3,341,673	$3,130,051	$211,622	7%
General and administrative	3,645,321	3,346,157	299,164	9%
Software development	3,167,712	2,757,031	410,681	15%
Total operating expenses	$10,154,706	$9,233,239	$921,467	10%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses increased 7% when comparing the years ended December 31, 2024, and 2023.  The increase is a result of additional sales personnel hired since the comparative period to support our product growth initiatives and salary increases for existing personnel. The increase was offset by the 2% depreciation of the Canadian dollar from the comparative period as most of our sales personnel are in Canada.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative increased 9% when comparing the years ended December 31, 2024, and 2023. The increase is mainly due to an increase in bad debt expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 15% for the year ended December 31, 2024, when compared to fiscal 2023, primarily due to new personnel hired since the comparative period to improve our infrastructure, security, and business continuity management. The increase in software development expenses was also due to a decrease in the percentage of total development costs capitalized during 2024 when compared to the same period in 2023. The increase in development personnel costs was offset by the 2% depreciation of the Canadian dollar from the comparative period as most of our development personnel are in Canada.

We capitalized $3,399,893 of development costs for the year ended December 31, 2024, compared to $3,203,045 in 2023. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income (Expenses) Summary

	Years ended December 31,
	2024	2023

Foreign exchange gain (loss)	$103,736	$(45,017)
Interest expense	(2,508)	(1,846)
Total other income (expenses)	$101,228	$(46,863)

Foreign Exchange Gain (Loss)

We incurred a foreign exchange gain of $103,736 for the year ended December 31, 2024, compared to a foreign exchange loss of $45,017 for the year ended December 31, 2023.

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

Interest Expense

Interest expense relates primarily to the interest expense associated with our finance leases and was relatively unchanged from the comparative period. Interest expense of $2,508 was incurred for the year ended December 31, 2024, compared to $1,846 incurred for the year ended December 31, 2023.

Provision for Income Taxes

In 2024, the Company recorded income tax expense of $146,981 compared to income tax expense of $2,966 in 2023.

Net Income for the Period

As a result of the foregoing, our net loss for the year ended December 31, 2024, was $1,327,037 compared to net income of $361,584 for the year ended December 31, 2023. Basic and diluted (loss) earnings per share were ($0.01) and $0.00 for the years ended December 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

Our cash totaled $585,319 at December 31, 2024, as compared with $342,014 at December 31, 2023, an increase of $243,305. Net cash of $3,680,860 was provided by operations for the year ended December 31, 2024, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities and deferred revenue, offset by our net loss and an increase in accounts receivable. Net cash used in investing activities for the year ended December 31, 2024, was $3,437,555 resulting primarily from capitalized application software costs. If circumstances dictate, however, we have the flexibility to reduce development spending to maintain a strong liquidity position.

We typically operate with a working capital deficit.  As of December 31, 2024, our working capital deficit is $ 3,476,362, however current liabilities include $1,704,743 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

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

Foreign Exchange Risk

Currently, approximately 39% of our consolidated revenue and 38% of our expenses are denominated in Canadian dollars. Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At December 31, 2024 and 2023, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FORIEGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	82	Chairman of the Board

Keith J. Randall	58	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	57	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2024, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2024, and 2023 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2024	$230,000	-	-	-	$230,000
Chief Executive Officer &	2023	$210,000	-	-	-	$210,000
CFO, QuoteMedia, Inc.

David M. Shworan (4)	2024	$450,000	-	-	-	$450,000
Chief Executive Officer,	2023	$400,000	-	-	-	$400,000
QuoteMedia, Ltd.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.
(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.
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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2024. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2024, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 19, 2025, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers
David M. Shworan (3)	44,151,800	41.6%
Robert J. Thompson (4)	1,610,286	1.8%
Keith J. Randall (5)	793,976	0.9%

All directors and executive officers as a group	46,556,062	43.4%

5% Stockholders (6)	8,956,735	9.9%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through us at 17100 E. Shea Blvd., Suite 230, Fountain Hills, Arizona 85268.

(2)

The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 19, 2025. The numbers and percentages shown include the shares of common stock actually owned as of March 19, 2025, and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 19, 2025 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents the following:

•	11,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to directly acquire 11,600,000 shares of common stock.

•	17,002,500 shares owned by Mr. Shworan's wife.

•

37,500 shares of common stock owned by Bravenet Web Services, Inc. and vested options and warrants to acquire 1,480,000 shares of common stock. Mr. Shworan is the control person of Bravenet Web Services, Inc. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

•

Vested options and warrants to acquire 2,520,000 shares of common stock owned by Harrison Avenue Holdings Ltd. Mr. Shworan is the control person of Harrison Avenue Holdings Ltd. and Mr. Shworan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

•	See also Item 11, “Executive Compensation – Employment Agreements.”

(4)	Represents 807,483 shares of common stock and vested options and warrants to acquire 802,803 shares of common stock.

(5)	Represents 493,976 shares of common stock and vested options and warrants to acquire 300,000 shares of common stock.

(6)	Represents 8,956,735 shares of our common stock owned by Harland Group LLC.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2024.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2024, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

The price of any incentive stock options may not be less than 100% of the fair market value of our common stock on the date of grant.  The price of any incentive stock options granted to a person who owns more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant.  The option price for non-incentive stock options may not be less than 50% of the fair market value of our common stock on the date of grant.  Options may be granted for terms of up to, but not exceeding, ten years from the date of grant; however, in the case of an incentive stock option granted to an individual who beneficially owns 10% more of the stock of our company, the exercise period shall not exceed five years from the date of grant.  Our Board of Directors may accelerate the exercisability of any outstanding options at any time for any reason.

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

At December 31, 2024, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  As of December 31, 2024, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,000 per month.  David M. Shworan, President and Chief Executive Officer of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2024 $13,367 was due to 410734 B.C. Ltd . At December 31, 2023, no amounts were due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. At December 31, 2024 and 2023, there was $28,483 and $12,000 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At December 31, 2024 and 2023, there were $185,002 and $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc. All amounts due to related parties are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Mr. Thompson is an “independent” director as such term is defined by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2024, and 2023 by MNP LLP, our principal accountants, are as follows:

	2024	2023

Audit Fees	$250,823	$241,264
Audit-Related Fees	$-	$-
Tax Fees	$7,990	$-
All Other Fees	$12,506	$11,309

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

All services provided by MNP LLP described above were approved by our Audit Committee.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025,	QUOTEMEDIA, INC.

	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	April 15, 2025
Robert J. Thompson

/s/ David M. Shworan	Director	April 15, 2025
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director	April 15, 2025
Keith J. Randall	(Principal Executive and Financial and Accounting Officer)

QuoteMedia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuoteMedia Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QuoteMedia Inc. (the “Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Capitalized Internal-Use Software Development Costs

As described in Note 1(f) and 6 to the consolidated financial statements, the Company capitalizes certain costs relating to the development of internal software. These costs may be related to new products as well as existing products when the costs will result in significant additional functionality. Management applied significant judgment in assessing whether the assets met the required criteria for initial capitalization, including the assessment of expected future benefits from the projects to be capitalized, technical feasibility and commercial viability. The value of development costs capitalized during the year ended December 31, 2024 was $3,399,893.

The principal considerations for our determination that capitalized development costs is a critical audit matter was the significant judgment required by management in assessing whether the assets met the required criteria for initial capitalization, stage of development, and nature of costs that qualify for capitalization. This resulted in a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence relating to management’s process of identifying projects and the stage of development and related development activities within those projects that qualify for capitalization, in accordance with the applicable accounting standards.

We responded to this matter by performing procedures over capitalized software development costs. Our audit work in relation to this included, but was not restricted to, the following:

•	Obtained an understanding of the Company's process to identify development projects and development costs qualifying for capitalization;

•	Evaluated management's listing of active development projects by obtaining an understanding of the nature of the project and the nature of additions of the project, through discussions with development personnel to assess the reasonableness as to whether the activities were demonstrative of the capitalization criteria in accordance with the applicable accounting standard;

•	Obtained a schedule compiled by management to compute the capitalized costs by project and performed testing over the completeness and mathematical accuracy of the hours and payroll rates included within the schedule;

•	Tested a sample of the Company’s capitalized costs by validating the nature of the activities performed and time devoted to capitalizable activities through discussion with individual software developers and project managers;

•	Agreed the calculated amounts for capitalization to underlying payroll data to evaluate the reasonableness of hourly rates used for cost capitalization; and

•	Assessed the appropriateness of the disclosures in the notes to the consolidated financial statements.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2023.

Mississauga, Canada

April 15, 2025

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$585,319	$342,014
Accounts receivable, net	1,016,915	1,154,787
Prepaid expenses	175,703	133,478
Other current assets	162,653	104,931
Total current assets	1,940,590	1,735,210

Deposits	16,619	16,850
Property and equipment, net (see note 5)	212,727	302,224
Capitalized internal-use software development costs, net (see note 6)	5,041,544	4,552,910
Goodwill (see note 7)	110,000	110,000
Intangible assets (see note 7)	51,378	65,636
Operating lease right-of-use assets (see note 4)	188,663	393,472

Total assets	$7,561,521	$7,176,302

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$3,564,546	$2,210,933
Deferred revenue (see note 2)	1,704,743	1,456,381
Current portion of operating lease liabilities (see note 4)	147,663	206,146
Total current liabilities	5,416,952	3,873,460

Long-term liabilities:
Long-term portion of deferred revenue (see note 2)	696,736	375,568
Long-term portion of operating lease liabilities (see note 4)	32,245	191,735
Preferred stock warrant liability (see note 9)	-	611,563
Total long-term liabilities	728,981	1,178,866

Mezzanine equity:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at December 31, 2023 (see note 9)	-	2,983,857

Stockholders’ equity (deficit):
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at December 31, 2024 (see note 9)	2,983,857	-

Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at December 31, 2024 and December 31, 2023	90,479	90,479
Additional paid-in capital	19,529,131	18,910,482
Accumulated deficit	(21,187,879)	(19,860,842)
Total stockholders’ equity (deficit)	1,415,588	(859,881)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$7,561,521	$7,176,302

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2024	2023

REVENUE (see note 2)	$18,742,252	$18,907,725

COST OF REVENUE	9,868,830	9,263,073

GROSS PROFIT	8,873,422	9,644,652

OPERATING EXPENSES

Sales and marketing	3,341,673	3,130,051
General and administrative	3,645,321	3,346,157
Software development	3,167,712	2,757,031
	10,154,706	9,233,239

OPERATING (LOSS) INCOME	(1,281,284)	411,413

OTHER INCOME (EXPENSES), NET

Foreign exchange income (loss)	103,736	(45,017)
Interest expense	(2,508)	(1,846)
	101,228	(46,863)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,180,056)	364,550

Income tax expense (see note 8)	(146,981)	(2,966)

NET (LOSS) INCOME	$(1,327,037)	$361,584

EARNINGS PER SHARE (see note 10)

Basic earnings (loss) per share	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 10)

Basic	90,477,798	90,477,798
Diluted	90,477,798	120,743,864

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2024 and 2023

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2023	-	$-	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

Reclassification of preferred stock warrants					611,563		611,563

Reclassification of series A redeemable convertible preferred stock	123,685	2,983,857					2,983,857

Stock-based compensation	-	-	-	-	7,086	-	7,086

Net loss	-	-	-	-	-	(1,327,037)	(1,327,037)

Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2022	123,685	$2,983,857	90,477,798	$90,479	$18,903,272	$(20,222,426)	$(1,228,675)

Stock-based compensation	-	-	-	-	7,210	-	7,210

Net income	-	-	-	-	-	361,584	361,584

Balance, December 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

The accompanying notes are an integral part of these consolidated financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2024	2023
OPERATING ACTIVITIES:

Net (loss) income	$(1,327,037)	$361,584

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,052,676	2,645,906
Allowance for doubtful accounts	330,000	225,000
Stock-based compensation expense – common stock warrants	7,086	7,210
Fair value adjustment	-	(17,812)
Changes in assets and liabilities:
Accounts receivable	(192,128)	(469,510)
Prepaid expenses	(42,225)	98,216
Other current assets	(57,722)	(75,839)
Deposits	231	(1,848)
Accounts payable, accrued and other liabilities	1,340,449	(289,127)
Deferred revenue	569,530	665,101
Net cash provided by operating activities	3,680,860	3,148,881

INVESTING ACTIVITIES:

Purchase of property and equipment	(37,662)	(81,809)
Capitalized internal-use software development costs	(3,399,893)	(3,203,045)
Net cash used in investing activities	(3,437,555)	(3,284,854)

Net increase (decrease) in cash and cash equivalents	243,305	(135,973)

Cash and cash equivalents, beginning of year	342,014	477,987

Cash and cash equivalents, end of year	$585,319	$342,014

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

e) Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $330,000 and $225,000 at December 31, 2024 and 2023, respectively. Bad debt expense for the years ended December 31, 2024 and 2023 were $478,565 and $117,973, respectively.

f) Property and equipment and capitalized internal-use software development costs

Property and equipment are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. There were no fixed assets retired during the years ended December 31, 2024 and 2023.

Capitalized software development includes costs incurred in connection with the internal development of software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. The majority of the capitalized costs relate to a portion of the salaries and other related costs for the Company’s software engineers. Costs related to new software development, or enhancements to existing software, are capitalized once the software is technologically and economically feasible. Capitalized costs associated with internally developed software are amortized over three years which is their estimated economic life.  Amortization begins once the software is ready for its intended use.

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2024 and 2023.

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

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is likely that some portion of the deferred tax asset will not be realized. Deferred taxes are adjusted for the effects of changes in tax laws and rates. Interest and penalties, if applicable, would be recorded in operations. The Company recorded income tax expense of $146,981 and $2,966 for the years ended December 31, 2024 and 2023, respectively (see Note 8).

i) Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the year end and the reported amount of revenue and expenses during the year. Such estimates include (i) fair values used to test goodwill and capitalized development costs for impairment; (ii) the amount of allowance for doubtful accounts, (iii) the capitalization of software development costs, (iv) income taxes, (v) the incremental borrowing rate for operating leases, (vi) the useful life of property and equipment and intangible assets and (vii) stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

j) Software development expenses

Software development expenses consist primarily of costs incurred to maintain the Company’s software applications. The Company expensed $3,167,712 and $2,757,031 in software development costs during the years ended December 31, 2024 and 2023, respectively. Software development costs are costs that did not meet the capitalization criteria for internal-use software development costs (see Note 6).

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

 n) Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-makers ("CODM) in deciding how to allocate resources and assess performance. The Company's CODM are the Chief Executive Officers of Quotemedia, Inc. and Quotemedia Ltd., who review the Company's operations and manage its business as a single operating segment.

o) Recent Accounting Pronouncements

Recently Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the consolidated financial statements. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). This standard provides transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public entities with early adoption permitted. The amendments in ASU 2023-09 will be applied prospectively in the consolidated financial statements. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements other than the additional disclosures.

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

	2024	2023
Portfolio Management Systems
Corporate Quotestream	$7,219,382	$7,275,615
Individual Quotestream	1,833,633	1,861,396
Interactive Content & Data APIs	9,689,237	9,770,714
Total revenue	$18,742,252	$18,907,725

Deferred Revenue

Changes in deferred revenue were as follows for the years ended December 31,

	2024	2023

Beginning balance	$1,831,949	$1,166,848
Revenue recognized during the year from the amounts in the beginning balance	(1,480,421)	(1,033,287)
New deferrals, net of amounts recognized in the current period	2,020,828	1,695,447
Effects of foreign currency translation	29,123	2,941
Total deferred revenue	$2,401,479	$1,831,949

Current portion of deferred revenue	$1,704,743	$1,456,381
Long-term portion of deferred revenue	696,736	375,568
Total deferred revenue	$2,401,479	$1,831,949

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $6.5 million as of December 31, 2024. We expect to recognize approximately 51% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

3. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,000 per month. David M. Shworan, President and Chief Executive Officer of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2024 $13,367 was due to 410734 B.C. Ltd . At December 31, 2023, no amounts were due to 410734 B.C. Ltd.

The Company entered into a marketing agreement with Bravenet Web Services, Inc. (“Bravenet”) effective November 28, 2019. The Company agreed to pay Bravenet an upfront setup fee of $7,000 upon signing the agreement and a monthly service fee of $2,500 starting February 2020. At December 31, 2024 and 2023, there was $28,483 and $12,000 due to Bravenet related to this agreement, respectively. David M. Shworan is a control person of Bravenet. At December 31, 2024 and 2023, there were $185,002 and $68,988 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc. All amounts due to related parties are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LEASES

The Company has operating leases for corporate offices. The Company’s leases have remaining lease terms of 7 to 18 months. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. Operating lease expenses are included in General and administrative expenses on the Company’s consolidated statements of operations.

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

Supplemental balance sheet information related to leases at December 31, was as follows:

	2024	2023
Operating Leases

Operating lease right-of-use assets, net	$188,663	$393,472

Current portion of operating lease liability	$147,663	$206,146
Long-term portion of operating lease liability	32,245	191,735
Total operating lease liability	$179,908	$397,881

	2024	2023
Weighted Average Remaining Lease Term
Operating leases	1.1 years	1.9 years

Weighted Average Discount Rate
Operating leases	9.4%	9.5%

Maturities of lease liabilities were as follows:

Operating Leases
2025	$156,707
2026	32,932
Total lease payments	189,639
Less imputed interest	(9,731)
Total	$179,908

The components of lease expenses for the years ended December 31, were as follows:

	2024	2023
Operating lease costs:
Operating lease costs	$232,890	$235,459
Short-term lease costs	112,540	108,421
Total operating lease costs	$345,430	$343,880

Supplemental cash flow information related to leases was as follows:

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$228,365	$231,985

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$78,304

5. PROPERTY AND EQUIPMENT

At December 31:

	2024	2023
Computer equipment	$1,613,176	$1,575,514
Office furniture and equipment	27,783	27,783
Leasehold improvements	13,573	13,573
Total property and equipment	1,654,532	1,616,870
Less: accumulated depreciation and amortization	(1,441,805)	(1,314,646)
Property and equipment, net	$212,727	$302,224

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation and amortization is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease

Depreciation expense for equipment and leaseholds for the years ended December 31, 2024 and 2023 was $127,159 and $189,460, respectively.

6. CAPITALIZED INTERNAL-USE DEVELOPMENT COSTS

At December 31:

	2024	2023
Capitalized internal-use software development costs	$22,817,635	$19,417,742
Less: accumulated amortization	(17,776,091)	(14,864,832)
Capitalized internal-use software development costs, net	$5,041,544	$4,552,910

Changes in capitalized internal-use software development costs were as follows for the years ended December 31,

	2024	2023
Opening balance	$4,552,910	$3,798,375
Additions during the year	3,399,893	3,203,045
Amortization	(2,911,259)	(2,448,510)
Ending balance	$5,041,544	$4,552,910

Capitalized internal-use software development costs are recorded at cost less accumulated depreciation. Amortization is calculated on a straight-line basis over three years which is the capitalized internal-use software development costs estimated useful life.

For the years ended December 31, 2024 and 2023, the Company capitalized $3,399,893 and $3,203,045 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases.

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of capitalized internal-use software development costs is as follows:

Year ending December 31,

2025	$2,709,125
2026	1,717,706
2027	614,712
Total	$5,041,542

7. INTANGIBLE ASSETS AND GOODWILL

At December 31:

	2024	2023
Intangible assets:
Software licenses & intellectual property	$138,159	$138,159
Domain names	20,569	20,569
	158,728	158,728
Less: accumulated amortization	(107,350)	(93,092)
Total intangible assets, net	$51,378	$65,636

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the software licenses and domain names is estimated to be 20 years. The useful life of intellectual property is 5 years. Amortization expense for amortized intangible assets was $14,258 and $7,936 for the years ended December 31, 2024 and 2023, respectively.

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2025	10,383
2026	10,383
2027	8,480
2028	3,192
2029	3,192
Thereafter	15,748
Total	$51,378

Goodwill is reported as an indefinite life intangible asset. The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill. Through December 31, 2024 the Company has not identified any impairment indicators related to goodwill.

8. INCOME TAXES

The Company accounts for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Reconciliations of income taxes computed at the statutory federal rate to income tax expense (benefit) for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023

Net (loss) income before income tax	$(1,180,056)	$364,550

Tax provision (benefit) at the statutory rate of 21%	(247,812)	75,297
State income taxes, net of federal income tax	(21,243)	29,392
Stock-based compensation and other non-deductible expenses	2,055	(2,226)
Change in intangibles	563,471	507,085
Change in other items	(922,482)	40,044
Canadian income tax expense (benefit)	2,907	2,966
Change in valuation allowance	770,085	(649,592)
Income tax expense (recovery)	$146,981	$2,966

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2024, the Company recorded Arizona income tax expense of $144,074 and Canadian income tax expense of $2,907. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2024, we had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $4,000,000 which expire in varying amounts through the year 2043.

The components of the Company’s deferred tax asset (liabilities) at December 31, 2024 and 2023 are as follows:

	2024	2023

Tax effect of net operating loss carry-forward – U.S.	$845,685	$1,742,266
Property & equipment	(24,880)	(28,085)
Right-of-use asset	(46,922)	(133,860)
Capital lease obligation	44,745	131,700
Intangibles	871,385	(734,020)
Deferred Revenue	173,285	-
Other	(56,705)	58,507
Less valuation allowance	(1,806,593)	(1,036,508)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain.  The valuation allowance increased $770,085 for the year ended December 31, 2024.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2017-2024) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

a) Redeemable convertible preferred shares

The Company is authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s preferred stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A redeemable convertible preferred stock has no dividend or voting rights.

At December 31, 2024 and 2023, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the years ended December 31, 2024 and 2023.

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

On April 26, 2024, the Certificate of Designation of the Series A Redeemable Convertible Preferred Stock was amended removing the above redemption right, at no cost to the Company, resulting in a change in the classification of Series A redeemable preferred stock from mezzanine equity to permanent equity.  In addition, the amendment resulted in a change to the classification of warrants to purchase shares of Series A redeemable convertible preferred stock (“preferred stock warrants”) from preferred stock warrant liability to additional paid-in capital.  There was no impact on the consolidated statements of operations resulting from the amendment.

b) Common stock

No shares of common stock were issued during the years ended December 31, 2024 and 2023.

c) Stock Options and Warrants

1999 Stock Option Plan

During March 1999, the Company adopted, and the Company’s stockholders approved, the 1999 Stock Option Plan to advance the interests of the Company by encouraging and enabling key employees to acquire a financial interest in the Company and link their interests and efforts to the long-term interests of the Company’s stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2024, 1,144,817 shares of the Company’s common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of the Company’s common stock under the 1999 plan.

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

At December 31, 2024, there were 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  As of December 31, 2024, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

For the years ended December 31,2024 and 2023, estimated stock-based compensation expense (recovery) related to all the Company’s stock-based awards was comprised as follows:

	2024	2023
Sales and marketing expense (recovery)	$4,150	$(17,602)
General and administrative expense	2,536	7,000
Software development expenses	400	-
Total stock-based compensation expense (recovery)	$7,086	$(10,602)

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the years ended December 31, 2024 and 2023:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price
Outstanding at December 31, 2022	25,772,803	$0.06
Granted during the year	1,030,000	$0.04
Canceled during the year	(1,030,000)	$0.04
Outstanding at December 31, 2023	25,772,803	$0.06
Granted during the year	1,684,000	$0.03
Canceled during the year	(1,684,000)	$0.03
Outstanding at December 31, 2024	25,772,803	$0.06

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2024:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2024	Life (Years)	Price	2024	Price

$0.03-0.10	25,772,803	5.08	$0.06	25,772,803	$0.06

At December 31, 2024, there was no unrecognized compensation cost related to non-vested options granted to purchase common stock.

Management calculates the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2024	2023
Expected dividend yield	-	-
Expected stock price volatility	73%	97%
Risk-free interest rate	4%	4%
Expected life of options (years)	2.50	1.96
Weighted average fair value of options and warrants granted	$0.17	$0.21

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2024, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,116,926. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of December 31, 2024. The probability is re-evaluated each reporting period. As of December 31, 2024 and 2023, there was $7,480,496 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, the Company is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of December 31, 2024 and 2023, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 23 years. As of December 31, 2024, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2024 and 2023.

Reclassification of Preferred Stock Warrant Liability resulting from Amendment to Redemption Rights

As discussed in note 9 a), the amendment to the redemption rights for the Series A redeemable convertible preferred stock resulted in a change to the classification of preferred stock warrants on April 26, 2024.   The preferred stock warrant liability of $611,563 was reclassified to additional paid-in capital.  There was no impact on the consolidated statements of operations resulting from the amendment.

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

There was no Preferred Stock Warrant liability at December 31, 2024 as the preferred stock warrant liability was reclassified to additional paid-in capital in 2024.  As of December 31, 2023, the fair value of the Preferred Stock Warrant Liability was $611,563. The estimated fair value of the Preferred Stock Warrant liability is determined using Level 3 inputs. The Preferred Stock Warrants were valued using a bond plus option framework reflecting the cash flow of the Preferred Stock Warrants and used a probability weighted sum of the value in each potential year before expiration to estimate the fair value of the Preferred Stock Warrants. Volatility was based on public peer companies, adjusted for size and leverage. Risk-free rate was selected based on term matched Treasury securities. Bond repayment depends on the Company’s timely access to the required cash and as such, is discounted at the Company’s assumed borrowing rate. This model was run based on the Management's expected term and probabilities of a liquidity event.  The key inputs for the framework were as follows as of December 31, 2024 and 2023:

Valuation Inputs	2024	2023
Expected Time to Expiration (years)	N/A	25.05
Stock Price on Valuation Date	N/A	$0.21
Peer Volatility	N/A	52.31%
Cash Flow Discount Rate	N/A	12.93%

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, 31,250 preferred stock warrants were exercisable. The following table sets forth a summary of the changes in the fair value of the Level 3 Preferred Stock Warrant Liability for the years ended December 31, 2024 and December 31,2023:

Preferred Stock Warrant Liability
Fair value as of December 31, 2022	$629,375
Change in fair value	(17,812)
Fair value as of December 31, 2023	$611,563
Change in fair value	-
Reclassification of preferred stock warrants on April 26, 2024	(611,563)
Fair value as of December 31, 2024	$-

The changes in fair value attributable to the Preferred Stock Warrants are recorded as an adjustment to stock compensation expense and reported in Sales and Marketing expense on the Consolidated Statements of Operations.

10. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income during the year by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2024 and 2023 are as follows:

	2024	2023

Net (loss) income	$(1,327,037)	$361,584

Weighted average common shares used to calculate net income per share		90,477,798
Warrants to purchase redeemable convertible preferred stock	-	2,499,900
Redeemable convertible preferred stock	-	10,306,671
Stock options and warrants to purchase common stock	-	17,745,988
Weighted average common shares used to calculate diluted net income per share	90,477,798	121,030,357

Net (loss) income per share – basic	$(0.01)	$0.00
Net (loss) income per share – diluted	$(0.01)	$0.00

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the years ended December 31, 2024 and 2023 are shown below:

	2024	2023

Warrants to purchase redeemable convertible preferred stock	$2,499,900	$-
Redeemable convertible preferred stock	10,306,671	-
Stock options and warrants to purchase common stock	16,261,354	-
Total potential common shares excluded	$29,067,925	$-

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTARY CASH FLOW INFORMATION

	2024	2023
Cash paid for
Interest	$4,433	$4,371

The non-cash amounts related to right-of-use assets obtained in exchange for lease obligations are noted below for the years ended December 31,2024 and 2023:

	2024	2023
Right-of-use assets obtained in exchange for lease obligations	$-	$78,304

Cash and cash equivalents consists entirely of cash at December 31, 2024 and 2023.

12. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2024 and 2023, revenue from Canada accounted for approximately 39% and 38%, respectively, of total revenue.

13. SEGMENT REPORTING

The Company operates in one operating segment and one reportable segment, distributor of financial market data. The Company specializes in the collection, aggregation, and delivery of both delayed and real-time financial data via the Internet. The Company develops software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate intranets. The company derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner. The service term for the software arrangements is variable, with the median term being approximately one year.

The accounting policies of the financial market data segment are the same as those described in the summary of accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) that is also reported on the consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODM also uses consolidated gross profit to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the financial market data segment or into other parts of the entity, such as for acquisitions. Consolidated gross profit is reported on the consolidated statements of operations and comprehensive income (loss) as gross profit. Consolidated net income (loss) and gross profit are used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

All expense categories on the consolidated statements of operations and comprehensive income (loss) are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents.

14. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined there are no other subsequent event activity required disclosure.

