Form 10-Q
period 2025-03-31
QUOTEMEDIA INC
filed 2025-05-15
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of May 6, 2025.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$173,191	$585,319
Accounts receivable, net	1,054,667	1,016,915
Prepaid expenses	177,951	175,703
Other current assets	177,408	162,653
Total current assets	1,583,217	1,940,590

Deposits	17,222	16,619
Property and equipment, net	200,342	212,727
Capitalized internal-use software development costs, net	4,788,917	5,041,544
Goodwill	110,000	110,000
Intangible assets	48,782	51,378
Operating lease right-of-use assets (see note 4)	138,157	188,663

Total assets	$6,886,637	$7,561,521

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,949,427	$3,564,546
Deferred revenue (see note 3)	1,533,393	1,704,743
Current portion of operating lease liabilities (see note 4)	119,474	147,663
Total current liabilities	5,602,294	5,416,952

Long-term liabilities:
Long-term portion of deferred revenue (see note 3)	356,751	696,736
Long-term portion of operating lease liabilities (see note 4)	11,815	32,245
Total long-term liabilities	368,566	728,981

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized: Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at March 31, 2025 and December 31, 2024 (see note 6)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at March 31, 2025 and December 31, 2024	90,479	90,479
Additional paid-in capital	19,529,131	19,529,131
Accumulated deficit	(21,687,690)	(21,187,879)
Total stockholders’ equity	915,777	1,415,588

Total liabilities and stockholders’ equity	$6,886,637	$7,561,521

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended March 31,
	2025	2024

REVENUE (see note 3)	$4,824,356	$4,679,200

COST OF REVENUE	2,715,855	2,342,114

GROSS PROFIT	2,108,501	2,337,086

OPERATING EXPENSES

Sales and marketing	821,864	777,202
General and administrative	704,494	808,354
Software development	1,019,378	803,322
	2,545,736	2,388,878

OPERATING LOSS	(437,235)	(51,792)

OTHER INCOME (EXPENSES), NET

Foreign exchange income	5,962	25,307
Interest expense	(2,387)	(953)
	3,575	24,354

NET LOSS BEFORE INCOME TAXES	(433,660)	(27,438)

Income tax expense	(66,151)	(738)

NET LOSS INCOME	$(499,811)	$(28,176)

LOSS PER SHARE (see note 7)

Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basic	90,477,798	90,477,798
Diluted	90,477,798	90,477,798

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three-months ended March 31, 2025 and 2024

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

Net loss	-	-	-	-	-	(499,811)	(499,811)

Balance, March 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,687,690)	$915,777

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2023	123,685	$2,983,857	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

Net loss	-	-	-	-	-	(28,176)	(28,176)

Balance, March 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$18,910,482	$(19,889,018)	$(888,057)

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-months ended March 31,
	2025	2024
OPERATING ACTIVITIES:

Net loss	$(499,811)	$(28,176)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	805,504	728,678
Allowance for doubtful accounts	9,312	13,329
Changes in assets and liabilities:
Accounts receivable	(47,064)	(145,151)
Prepaid expenses	(2,248)	(84,721)
Other current assets	(14,755)	(13,520)
Deposits	(603)	292
Accounts payable, accrued and other liabilities	386,768	306,622
Deferred revenue	(511,335)	(49,686)
Net cash provided by operating activities	125,768	727,667

INVESTING ACTIVITIES:

Purchase of property and equipment	(14,297)	(10,089)
Capitalized application software	(523,599)	(815,315)
Net cash used in investing activities	(537,896)	(825,404)

Net decrease in cash	(412,128)	(97,737)

Cash and equivalents, beginning of period	585,319	342,014

Cash and equivalents, end of period	$173,191	$244,277

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of March 31, 2025 through the filing of this report.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 contained in the Form 10-K filed with the Securities and Exchange Commission dated April 15, 2025.

Risks and Uncertainties

Adverse macroeconomic conditions, including inflation, slower growth or recession, and higher interest rates could materially adversely affect demand for the Company’s services.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Nature of operations

Quotemedia, Inc. (the “Company”) is a software developer and distributor of financial market data and related services to a global marketplace. The Company specializes in the collection, aggregation, and delivery of both delayed and real-time financial data content via the Internet. The Company develops and licenses software components that deliver dynamic content to banks, brokerage firms, financial institutions, mutual fund companies, online information and financial portals, media outlets, public companies, and corporate intranets.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $330,000 as of March 31, 2025 and December 31, 2024, respectively. Bad debt expenses were $9,312 and $13,329 for the three-months ended March 31, 2025 and 2024, respectively.

e) Revenue

The Company generates substantially all of its revenue from subscriptions for access to its software products and related support.  The Company licenses financial market data information on a monthly, quarterly, or annual basis. The Company’s products and services are divided into two main categories:

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interactive Content and Data Applications

•	Proprietary financial software applications and streaming market data feeds
•	Subscriptions are typically sold for a fixed fee and revenue is recognized ratably over the term of the subscription.

Portfolio Management and Real-Time Quote Systems

1.	Corporate QuotestreamTM (Business-to-Business)
o	Web-delivered, embedded applications providing real-time, streaming market quotes and research information targeted to both professionals and non-professional users.
o	Revenue is typically earned based on customer usage.
2.	Individual Quotestream (Business-to-Consumer)
o	Web-delivered, embedded applications providing real-time, streaming market quotes and research information targeted to non-professional users.
o	Subscriptions are typically sold for a fixed fee and revenue is recognized ratably over the term of the subscription.

The Company does not provide its customers with the right to take possession of its software products at any time.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended March 31,
	2025	2024
Portfolio Management Systems
Corporate Quotestream	$1,972,466	$1,781,685
Individual Quotestream	456,948	469,005
Interactive Content and Data APIs	2,394,942	2,428,510
Total revenue	$4,824,356	$4,679,200

Deferred Revenue

Changes in deferred revenue were as follows for the three-month periods ended March 31,

	2025	2024

Beginning balance at Jan 1,	$2,401,479	$1,831,949
Revenue recognized in the current period from the amounts in the beginning balance	(726,755)	(681,276)
New deferrals, net of amounts recognized in the current period	448,981	624,920
Effects of foreign currency translation	(913)	6,670
Total deferred revenue	$2,122,792	$1,782,263

Current portion of deferred revenue	$1,533,393	$1,505,807
Long-term portion of deferred revenue	356,751	276,456
Total deferred revenue	$1,890,144	$1,782,263

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $5.6 million as of March 31, 2025. We expect to recognize approximately 58% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month.  David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At March 31, 2025 $32,946 was due to 410734 B.C. Ltd.  and at December 31, 2024 $13,367 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At March 31, 2025 and December 31, 2024, there was $37,484 and $28,483 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $69,000.  There are no fixed repayment terms and no interest charged on the advance.  David M. Shworan is a control person of Bravenet.

At March 31, 2025 and December 31, 2024, there were $210,885 and $185,002 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

Amounts due to related parties are included in accounts payable and accrued liabilities.  As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

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

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
Operating Leases

Operating lease right-of-use assets	$138,157	$188,663

Current portion of operating lease liability	$119,474	$147,663
Long-term portion of operating lease liability	11,815	32,245
Total operating lease liability	$131,289	$179,908

	March 31, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	0.9 years	1.1 years
Weighted Average Discount Rate
Operating leases	9.3%	9.4%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2025 (excluding the three-months ended March 31, 2025)	$104,325
2026	32,850
Total lease payments	137,175
Less imputed interest	(5,886)
Total	$131,289

The components of lease expense for the three-months ended March 31, 2025 and 2024 were as follows:

	Three-months ended March 31,
	2025	2024
Operating lease costs:
Operating lease costs	$54,338	$59,041
Short-term lease costs	28,380	27,336
Total operating lease costs	$82,718	$86,377

Supplemental cash flow information for the three-months ended March 31, 2025 and 2024 related to leases was as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,102	$57,814

There were no additional right of use assets obtained in exchange for lease obligations for the three-months ended March 31, 2025 and 2024.

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

At March 31, 2025 and December 31, 2024, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three-months ended March 31, 2025 and 2024.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

b) Common stock

No shares of common stock were issued during the three-months ended March 31, 2025 and 2024.

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

There were no stock-based compensation expenses related to the Company’s stock-based awards for the three-months ended March 31, 2025 and 2024.

Common Stock Options and Warrants

There were 25,772,803 fully vested common stock warrants and options outstanding at March 31, 2024 and December 31, 2023 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three-months ended March 31, 2025 and 2024.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at March 31, 2025:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	4.84	$0.06

At March 31, 2025, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2025, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,890,110. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2025. The probability is re-evaluated each reporting period. As of March 31, 2025, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2025, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 22.8 years. As of March 31, 2025, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three-months ended March 31, 2025 and 2024.

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

7. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three-months ended March 31, 2025 and 2024 are as follows:

	Three-months ended March 31,
	2025	2024

Net loss	$(499,811)	$(28,176)

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	-
Redeemable convertible preferred stock	-	-
Stock options and warrants to purchase common stock	-	-
Weighted average common shares used to calculate diluted net income per share	90,477,798	90,477,798

Net loss per share – basic	$(0.01)	$(0.00)
Net loss per share – diluted	$(0.01)	$(0.00)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three-months ended March 31, 2025 and 2024 are shown below:

	Three-months ended March 31,
	2025	2024

Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	15,428,228	16,720,641
Total potential common shares excluded	28,234,799	29,527,212

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. SEGMENT REPORTING

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

The accounting policies of the financial market data segment are the same as those described in the summary of accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODM also uses consolidated gross profit to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the financial market data segment or into other parts of the entity, such as for acquisitions. Consolidated gross profit is reported on the consolidated statements of operations as gross profit. Consolidated net loss and gross profit are used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

All expense categories on the consolidated statements of operations are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents.

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission.

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

Approximately 35% of our revenue and 38% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated against the U.S. dollar when comparing the average exchange rate for the three-months ended March 31, 2025 versus the comparative 2024 period.   This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars, but because our Canadian dollar revenue and expenses are evenly matched, the exchange rate fluctuation had minimal impact on our net income and cash flows.

Our revenue increased 3% this quarter versus the comparative period and on an FX-neutral basis our revenue growth was 5%.  The FX-neutral results are calculated by translating Canadian dollar denominated revenue into U.S. dollars using the comparative period’s average exchange rate.  Based on revenue already under contract we expect our revenue growth to continue to improve for the remainder of fiscal 2025.

We reduced the number of development staff in late 2024 as some of our major development projects are near completion.  However, our development cost expense increased this quarter due to a higher percentage of development salaries being expensed rather than capitalized, as more development time was spent on system maintenance and other development activities that did not meet the criteria for capitalization.  While this had no impact on our cashflow, it had a negative impact on our earnings as we are expensing development costs in the current period related to past capitalized development. We expect this trend to continue for the remainder of 2025.

Plan of Operation

For the remainder of 2025 we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  We plan to leverage artificial intelligence (AI) tools, where possible, to automate this process.  This expansion is expected to result in both increased revenue and costs for the fiscal year 2025.

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

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway and will continue to be a priority for the remainder of 2025.

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

Critical Accounting Policies and Estimates

In the 2024 Annual Report, we disclose our critical accounting policies and estimates upon which our consolidated financial statements are derived.  There have been no material changes to these policies since December 31, 2024. Readers are encouraged to read the 2024 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended March 31,	2025	2024	Change ($)	Change (%)

Corporate Quotestream	$1,972,466	$1,781,685	$190,781	11%
Individual Quotestream	456,948	469,005	(12,057)	(3%)
Total Portfolio Management Systems	2,429,414	2,250,690	178,724	8%

Interactive Content and Data APIs	2,394,942	2,428,510	(33,568)	(1%)

Total subscription revenue	$4,824,356	$4,679,200	$145,156	3%

Total licensing revenue increased 3% for the three-months ended March 31, 2025 from the comparative 2024 period. On an FX-neutral basis our revenue growth was 5% as the Canadian dollar depreciated versus the U.S. dollar since the comparative period.

Total Portfolio Management Systems revenue increased 8% for the three-months ended March 31, 2025 from the comparative 2024 period.  Corporate Quotestream revenue increased 11% from the comparative 2024 period.  The increase was due to increases in both the number of customers and the average revenue per customer from the comparative period. The increase was offset by FX rate fluctuations as on an FX-neutral basis Corporate Quotestream revenue grew 13% from the comparative period

Individual Quotestream revenue decreased 3% for the three-months ended March 31, 2025 from the comparative 2024 period due primarily to FX rate fluctuations as on an FX-neutral basis our revenue for the quarter was unchanged from the comparative period.

Interactive Content and Data APIs revenue decreased 1% for the three-months ended March 31, 2025 from the comparative period in 2024  due primarily to FX rate fluctuations as on an FX-neutral basis our quarterly revenue grew 1% from the comparative period.

Cost of Revenue and Gross Profit Summary

Three-months ended March 31,	2025	2024	Change ($)	Change (%)

Cost of revenue	$2,715,855	$2,342,114	$373,741	16%
Gross profit	$2,108,501	$2,337,086	$(228,585)	(10%)
Gross margin %	44%	50%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 16% for the three-months ended March 31, 2025 from the comparative period in 2024. This was mainly due to increased stock exchange fees and increased amortization expenses associated with internally developed application software relating to new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 44% for the three-months ended March 31, 2025 from 50% in the comparative 2024 period.

Operating Expenses Summary

Three-months ended March 31,	2025	2024	Change ($)	Change (%)

Sales and marketing	$821,864	$777,202	$44,662	6%
General and administrative	704,494	808,354	(103,860)	(13%)
Software development	1,019,378	803,322	216,056	27%
Total operating expenses	$2,545,736	$2,388,878	$156,858	7%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 6% for the three-months ended March 31, 2025, when compared to the same period in 2024.  The increase was mainly due to a non-recurring adjustment of $51,000 lowering sales personnel expense in the comparative period.  Without that one-time adjustment Sales and Marketing expenses would be relatively unchanged from the comparative period.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 13% for the three-months ended March 31, 2025, when compared to the same period in 2024.  The decrease is mainly a result of a decrease in professional fees from the comparative period, as well as a general reduction in general and administrative expenses resulting from the overall reduction in our staff count since the comparative period.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 27% for the three-months ended March 31, 2025 when compared to the same period in 2024.  This was due to a decrease in the percentage of development salaries capitalized versus the comparative period as we capitalized 16% of development salaries this quarter versus 25% the comparative period.  This increase was offset by the reduction in the number of development personnel as discussed in the Business Environment and Trends section above.

We capitalized $523,599 and $776,225 of development costs for the three-month periods ended March 31, 2025 and 2024, respectively. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended March 31,	2025	2024

Foreign exchange gain (loss)	$5,962	$25,307
Interest expense, net	(2,387)	(953)
Total other income (expense), net	$3,575	$24,354

Foreign Exchange Gain

We incurred foreign exchange gains of $5,962 and $25,307 for the three-months periods ended March 31, 2025 and 2024, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances.  Net interest expense of $2,387 and $953 were incurred for the three-months periods ended March 31, 2025 and 2024, respectively.

Provision for Income Taxes

For the three-months periods ended March 31, 2025 and 2024, the Company recorded $66,151 and $738 in Canadian income tax expenses, respectively.

Net Loss for the Period

As a result of the foregoing, our net losses for the three-months periods ended March 31, 2025 and 2024 were $499,811 and $28,176, respectively.  The basic and diluted loss per share was $(0.01) and (0.00) for the three-months periods ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our cash totaled $173,191 at March 31, 2025, as compared with $585,319 at December 31, 2024, a decrease of $412,128.  Net cash of $125,768 was provided by operations for the three-months ended March 31, 2025, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities, offset by our net loss and an increase in accounts receivable. Net cash used in investing activities for the three-months ended March 31, 2025 was $537,896, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit.  As of March 31, 2025, our working capital deficit was $4,019,077, however current liabilities include $1,533,393 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through March 2026. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Foreign Exchange Risk

Currently, approximately 35% of our consolidated revenue and 38% of our consolidated expenses are denominated in Canadian dollars.  Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At March 31, 2025 and December 31, 2024, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2025

