Form 10-Q
period 2025-06-30
QUOTEMEDIA INC
filed 2025-08-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$414,144	$585,319
Accounts receivable, net	1,077,558	1,016,915
Prepaid expenses	172,132	175,703
Other current assets	204,535	162,653
Total current assets	1,868,369	1,940,590

Deposits	17,192	16,619
Property and equipment, net	189,354	212,727
Capitalized internal-use software development costs, net	4,343,442	5,041,544
Goodwill	110,000	110,000
Intangible assets	46,187	51,378
Operating lease right-of-use assets (see note 5)	86,380	188,663

Total assets	$6,660,924	$7,561,521

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,045,002	$3,564,546
Deferred revenue (see note 3)	2,087,471	1,704,743
Current portion of operating lease liabilities (see note 5)	85,160	147,663
Total current liabilities	6,217,633	5,416,952

Long-term liabilities:
Long-term portion of deferred revenue (see note 3)	338,802	696,736
Long-term portion of operating lease liabilities (see note 5)	-	32,245
Total long-term liabilities	338,802	728,981

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized: Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at June 30, 2025 and December 31, 2024 (see note 6)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at June 30, 2025 and December 31, 2024	90,479	90,479
Additional paid-in capital	19,571,425	19,529,131
Accumulated deficit	(22,541,272)	(21,187,879)
Total stockholders’ equity	104,489	1,415,588

Total liabilities and stockholders’ equity	$6,660,924	$7,561,521

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2025	2024	2025	2024

REVENUE (see note 3)	$4,929,211	$4,675,946	$9,753,567	$9,355,146

COST OF REVENUE	2,646,096	2,431,460	5,361,951	4,773,574

GROSS PROFIT	2,283,115	2,244,486	4,391,616	4,581,572

OPERATING EXPENSES

Sales and marketing	878,569	857,524	1,700,433	1,634,726
General and administrative	841,215	860,327	1,545,709	1,668,681
Software development	1,292,898	787,074	2,312,276	1,590,396
	3,012,682	2,504,925	5,558,418	4,893,803

OPERATING LOSS	(729,567)	(260,439)	(1,166,802)	(312,231)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(107,865)	10,415	(101,903)	35,722
Interest expense	(13,380)	(419)	(15,767)	(1,372)
	(121,245)	9,996	(117,670)	34,350
NET LOSS BEFORE INCOME TAXES	(850,812)	(250,443)	(1,284,472)	(277,881)

Income tax expense	(2,770)	(730)	(68,921)	(1,468)

NET LOSS	$(853,582)	$(251,173)	$(1,353,393)	$(279,349)

LOSS PER SHARE (see note 7)

Basic loss per share – basic & diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basics & diluted	90,477,798	90,477,798	90,477,798	90,477,798

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six-months ended June 30, 2025

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Three-months ended June 30, 2025:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,687,690)	$915,777

Stock-based compensation					42,294		42,294

Net loss	-	-	-	-	-	(853,582)	(853,582)

Balance, June 30, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,571,425	$(22,541,272)	$104,489

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
Six-months ended June 30, 2025:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

Stock-based compensation					42,294		42,294

Net loss	-	-	-	-	-	(1,353,393)	(1,353,393)

Balance, June 30, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,571,425	$(22,541,272)	$104,489

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six-months ended June 30, 2024

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

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended June 30,
	2025	2024
OPERATING ACTIVITIES:

Net loss	$(1,353,393)	$(279,349)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,591,898	1,480,760
Allowance for doubtful accounts	211,870	350,000
Stock-based compensation expense – common stock warrants	42,294	1,750
Changes in assets and liabilities:
Accounts receivable	(272,513)	(445,695)
Prepaid expenses	3,571	(85,074)
Other current assets	(41,882)	(27,245)
Deposits	(573)	446
Accounts payable, accrued and other liabilities	487,991	314,439
Deferred revenue	24,794	292,059
Net cash provided by operating activities	694,057	1,602,091

INVESTING ACTIVITIES:

Purchase of property and equipment	(27,115)	(28,655)
Capitalized application software	(838,117)	(1,682,715)
Net cash used in investing activities	(865,232)	(1,711,370)

Net decrease in cash	(171,175)	(109,279)

Cash and equivalents, beginning of period	585,319	342,014

Cash and equivalents, end of period	$414,144	$232,735

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of June 30, 2025 through the filing of this report.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). The allowance for doubtful accounts was $430,000 as of June 30, 2025 and $330,000 at December 31, 2024. Bad debt expenses were $102,558 and $127,650 for the three-months ended June 30, 2025 and 2024, respectively. Bad debt expenses were $111,870 and 140,979 for the six-months ended June 30, 2025 and 2024, respectively.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2025	2024	2025	2024
Portfolio Management Systems
Corporate Quotestream	$2,024,826	$1,782,826	$3,997,292	$3,564,511
Individual Quotestream	462,109	466,695	919,057	935,700
Interactive Content and Data APIs	2,442,276	2,426,425	4,837,218	4,854,935
Total revenue	$4,929,211	$4,675,946	$9,753,567	$9,355,146

Deferred Revenue

Changes in deferred revenue were as follows for the six-month periods ended June 30,

	2025	2024
Beginning balance at Jan 1,	$2,401,479	$1,831,949
Revenue recognized in the current period from the amounts in the beginning balance	(1,183,912)	(1,105,335)
New deferrals, net of amounts recognized in the current period	915,956	1,381,619
Effects of foreign currency translation	(10,731)	15,775
Total deferred revenue	$2,122,792	$2,124,008

Current portion of deferred revenue	$2,087,471	$1,865,332
Long-term portion of deferred revenue	338,802	258,676
Total deferred revenue	$2,426,273	$2,124,008

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $5.5 million as of June 30, 2025. The Company expects to recognize approximately 51% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At June 30, 2025 $20,979 was due to 410734 B.C. Ltd. and at December 31, 2024 $13,367 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At June 30, 2025 and December 31, 2024, there was $46,483 and $28,483 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $69,000. There are no fixed repayment terms and no interest charged on the advance. David M. Shworan is a control person of Bravenet.

At June 30, 2025 and December 31, 2024, there were $157,435 and $185,002 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Operating Leases

Operating lease right-of-use assets	$86,380	$188,663

Current portion of operating lease liability	$85,160	$147,663
Long-term portion of operating lease liability	-	32,245
Total operating lease liability	$85,160	$179,908

	June 30, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	0.8 years	1.1 years
Weighted Average Discount Rate
Operating leases	9.1%	9.4%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases
2025 (excluding the six-months ended June 30, 2025)	$54,572
2026	33,949
Total lease payments	88,521
Less imputed interest	(3,362)
Total	$85,159

The components of lease expense for the three and six-months ended June 30, 2025 and 2024 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2025	2024	2025	2024
Operating lease costs:
Operating lease costs	$54,704	$58,969	$109,042	$118,010
Short-term lease costs	28,460	27,338	56,840	54,674
Total operating lease costs	$83,164	$86,307	$165,882	$172,684

Supplemental cash flow information for the six-months ended June 30, 2025 and 2024 related to leases was as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$109,040	$115,146

There were no additional right of use assets obtained in exchange for lease obligations for the six-months ended June 30, 2025 and 2024.

6. STOCKHOLDERS’ EQUITY

a) Redeemable Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s preferred stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A redeemable convertible preferred stock has no dividend or voting rights.

At June 30, 2025 and December 31, 2024, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three and six-months ended June 30, 2025 and 2024.

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

b) Common stock

No shares of common stock were issued during the three and six-months ended June 30, 2025 and 2024.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-months ended June 30, 2025 and 2024 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2025	2024	2025	2024

Sales and marketing	$42,294	$1,750	$42,294	$1,750
Total stock-based compensation expense	$42,294	$1,750	$42,294	$1,750

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the six-months ended June 30, 2025:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price
Outstanding at December 31, 2024	25,772,803	$0.06
Granted during the period	8,458,803	$0.04
Canceled during the period	(8,458,803)	$0.04
Outstanding at June 30, 2025	25,772,803	$0.06

On May 14, 2025, the Company canceled a total of 8,458,803 common stock options and warrants, granting 8,458,803 new options and warrants with expiry dates extended an additional five years. The stock-based compensation expense related to this extension was $42,294.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at June 30, 2025:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	4.84	$0.06

At June 30, 2025, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2025, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,890,110. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2025. The probability is re-evaluated each reporting period. As of June 30, 2025, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of June 30, 2025, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 22.8 years. As of June 30, 2025, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and six-months ended June 30, 2025 and 2024.

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

7. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six-months ended June 30, 2025 and 2024 are as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2025	2024	2025	2024

Net loss	$(853,582)	$(251,173)	$(1,353,393)	$(279,349)

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	-	-	-
Redeemable convertible preferred stock	-	-	-	-
Stock options and warrants to purchase common stock	-	-	-	-
Weighted average common shares used to calculate diluted net income per share	90,477,798	90,477,798	90,477,798	90,477,798

Net loss per share – basic & diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six-months ended June 30, 2025 and 2024 are shown below:

	Three-months ended June 30,		Six-months ended June 30,
	2025	2024	2025	2024
Warrants to purchase redeemable convertible preferred stock	$2,499,900	$2,499,900	$2,499,900	$2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Stock options and warrants to purchase common stock	14,952,385	16,370,492	15,198,906	16,551,430
Total potential common shares excluded	$27,758,956	$29,177,063	$28,005,477	$29,358,001

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

Approximately 35% of our revenue and 39% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated against the U.S. dollar when comparing the average exchange rate for the six-months ended June 30, 2025 versus the comparative 2024 period. This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars, but because our Canadian dollar revenue and expenses are evenly matched, the exchange rate fluctuation had minimal impact on our net income and cash flows.

Our revenue increased 5% and 4% for the three and six-month periods ending June 30, 2025 versus comparative periods and on an FX-neutral basis our three and six-month revenue growth was 6%. The FX-neutral results are calculated by translating Canadian dollar denominated revenue into U.S. dollars using the comparative period’s average exchange rate. Based on revenue already under contract we expect our revenue growth to continue to improve for the remainder of fiscal 2025.

We reduced the number of development staff in late 2024 as some of our major development projects are near completion. However, our development cost expense significantly increased this quarter due to a higher percentage of development salaries being expensed rather than capitalized, as more development time was spent on system maintenance and other development activities that did not meet the criteria for capitalization. While this had no impact on our cashflow, it had a negative impact on our earnings as we are expensing development costs in the current period related to past capitalized development. We expect this trend to continue for the remainder of 2025.

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

Results of Operations

Revenue

Three-months ended June 30,	2025	2024	Change ($)	Change (%)

Corporate Quotestream	$2,024,826	$1,782,826	$242,000	14%
Individual Quotestream	462,109	466,695	(4,586)	(1%)
Total Portfolio Management Systems	2,486,935	2,249,521	237,414	11%

Interactive Content and Data APIs	2,442,276	2,426,425	15,851	1%

Total subscription revenue	$4,929,211	$4,675,946	$253,265	5%

Six-months ended June 30,	2025	2024	Change ($)	Change (%)

Corporate Quotestream	$3,997,292	$3,564,511	$432,781	12%
Individual Quotestream	919,057	935,700	(16,643)	(0%)
Total Portfolio Management Systems	4,916,349	4,500,211	416,138	9%

Interactive Content and Data APIs	4,837,218	4,854,935	(17,717)	(0%)

Total subscription revenue	$9,753,567	$9,355,146	$398,421	4%

Total licensing revenue increased 5% and 4% for the three and six-months ended June 30, 2025 from the comparative 2024 periods. On an FX-neutral basis our revenue growth was 6% as on average the Canadian dollar depreciated versus the U.S. dollar since the comparative periods.

Total Portfolio Management Systems revenue increased 11% and 9% for the three and six-months ended June 30, 2025 from the comparative 2024 periods.  Corporate Quotestream revenue increased 14% and 12% from the comparative 2024 periods.  The increases were due to increases in the average revenue per customer from the comparative periods.

Individual Quotestream revenue decreased 1% and 0% for the three and six-months ended June 30, 2025 from the comparative 2024 periods due primarily to FX rate fluctuations as on an FX-neutral basis our revenue for the quarter was unchanged from the comparative periods.

Interactive Content and Data APIs revenue increased 1% and decreased (0%) for the three and six-months ended June 30, 2025 from the comparative periods in 2024 however on an FX-neutral basis both our three and six-months revenue grew 1% from the comparative periods.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2025	2024	Change ($)	Change (%)

Cost of revenue	$2,646,096	$2,431,460	$214,636	9%
Gross profit	$2,283,115	$2,244,486	$38,629	2%
Gross margin %	46%	48%

Six-months ended June 30,	2025	2024	Change ($)	Change (%)

Cost of revenue	$5,361,951	$4,773,574	$588,377	12%
Gross profit	$4,391,616	$4,581,572	$(189,956)	(4%)
Gross margin %	45%	49%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 9% and 12% for the three and six-months ended June 30, 2025 from the comparative periods in 2024. This was mainly due to increased stock exchange fees and increased amortization expenses associated with internally developed application software relating to new product development, data collection, and the expansion of our global market coverage.

Overall, the cost of revenue increased as a percentage of sales, as evidenced by our gross margin percentage that decreased to 46% and 45% for the three and six-months ended June 30, 2025 from 48% and 49% in the comparative 2024 periods.

Operating Expenses Summary

Three-months ended June 30,	2025	2024	Change ($)	Change (%)

Sales and marketing	$878,569	$857,524	$21,045	2%
General and administrative	841,215	860,327	(19,112)	(2%)
Software development	1,292,898	787,074	505,962	64%
Total operating expenses	$3,012,682	$2,504,925	$507,895	20%

Six-months ended June 30,	2025	2024	Change ($)	Change (%)

Sales and marketing	$1,700,433	$1,634,726	$65,707	4%
General and administrative	1,545,709	1,668,681	(122,972)	(7%)
Software development	2,312,276	1,590,396	721,880	45%
Total operating expenses	$5,558,418	$4,893,803	$664,615	14%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses were flat versus the comparative periods, increasing 2% and 4% for the three and six-months ended June 30, 2025.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 2% and 7% for the three and six-months ended June 30, 2025, when compared to the same periods in 2024.  The decrease is mainly due to a general reduction in general and administrative expenses resulting from the overall reduction in our staff count from the comparative periods.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 64% and 45% for the three and six-months ended June 30, 2025 when compared to the same periods in 2024.  This was due to a decrease in the percentage of development salaries capitalized versus the comparative periods as we capitalized 6% of development salaries this quarter versus 25% the comparative quarter, and 10% year to date compared to 24% in the comparative year to date period.  This increase was offset by the reduction in the number of development personnel as discussed in the Business Environment and Trends section above.

We capitalized $314,519 and $838,118 of development costs for the three and six-month periods ended June 30, 2025. We capitalized $867,400 and $1,682,715 of development costs for the three and six-month periods ended June 30, 2024, The costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended June 30,	2025	2024

Foreign exchange gain (loss)	$(107,865)	$10,415
Interest expense, net	(13,380)	(419)
Total other income (expense), net	$(121,245)	$9,996

Six-months ended June 30,	2025	2024

Foreign exchange gain (loss)	$(101,903)	$35,722
Interest expense, net	(15,767)	(1,372)
Total other income (expenses), net	$(117,670)	$34,350

Foreign Exchange Gain

We incurred foreign exchange losses of $107,865 and $101,903 for the three and six-months ended June 30, 2025. We incurred foreign exchange gains of $10,415 and $35,722 for the three and six-months periods ended June 30, 2024. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances. Net interest expenses of $13,380 and $419 were incurred for the three-months periods ended June 30, 2025 and 2024. Net interest expenses of $35,722 and $1,372 were incurred for the six-months ended June 30, 2025 and 2024, respectively

Provision for Income Taxes

For the three-months ended June 30, 2025 and 2024, the Company recorded $2,770 and $730 in Canadian income tax expenses. For the six-months ended June 30, 2025 and 2024, the Company recorded $68,921 and $1,468 in Canadian income tax expenses.

Net Loss for the Period

As a result of the foregoing, our net losses for the three-months ended June 30, 2025 and 2024 were $853,582 and $251,173. For the six-months periods ended June 30, 2025 and 2024 our net losses were $1,353,393 and $279,349. The basic and diluted loss per share was $(0.01) and $(0.00) for the three-months ended June 30, 2025 and 2024. The basic and diluted loss per share was $(0.01) and $(0.00) for the six-months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our cash totaled $414,144 at June 30, 2025, as compared with $585,319 at December 31, 2024, a decrease of $171,175. Net cash of $694,057 was provided by operations for the six-months ended June 30, 2025, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities, offset by our net loss and an increase in accounts receivable. Net cash used in investing activities for the six-months ended June 30, 2025 was $865,232, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit. As of June 30, 2025, our working capital deficit was $4,349,264 however current liabilities include $2,087,471 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through June 2026. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Foreign Exchange Risk

Currently, approximately 35% of our consolidated revenue and 39% of our consolidated expenses are denominated in Canadian dollars. Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At June 30, 2025 and December 31, 2024, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2025

