Form 10-Q
period 2025-09-30
QUOTEMEDIA INC
filed 2025-11-19
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

The Registrant has 90,477,798 shares of common stock outstanding as of November 3, 2025.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$281,143	$585,319
Accounts receivable, net	1,116,484	1,016,915
Prepaid expenses	215,731	175,703
Other current assets	192,099	162,653
Total current assets	1,805,457	1,940,590

Deposits	17,843	16,619
Property and equipment, net	182,181	212,727
Capitalized internal-use software development costs, net	3,872,272	5,041,544
Goodwill	110,000	110,000
Intangible assets	43,591	51,378
Operating lease right-of-use assets (see note 5)	196,905	188,663

Total assets	$6,228,249	$7,561,521

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,142,558	$3,564,546
Deferred revenue (see note 3)	1,992,355	1,704,743
Current portion of operating lease liabilities (see note 5)	75,876	147,663
Total current liabilities	6,210,789	5,416,952

Long-term liabilities:
Long-term portion of deferred revenue (see note 3)	160,888	696,736
Long-term portion of operating lease liabilities (see note 5)	119,275	32,245
Total long-term liabilities	280,163	728,981

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized: Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 as of September 30, 2025 and December 31, 2024 (see note 6)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 as of September 30, 2025 and December 31, 2024	90,479	90,479
Additional paid-in capital	19,571,425	19,529,131
Accumulated deficit	(22,908,464)	(21,187,879)
Total stockholders’ (deficit) equity	(262,703)	1,415,588

Total liabilities and stockholders’ (deficit) equity	$6,228,249	$7,561,521

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2025	2024	2025	2024

REVENUE (see note 3)	$5,154,555	$4,695,845	$14,908,122	$14,050,991

COST OF REVENUE	2,656,171	2,515,081	8,018,122	7,288,655

GROSS PROFIT	2,498,384	2,180,764	6,890,000	6,762,336

OPERATING EXPENSES

Sales and marketing	827,596	875,303	2,528,029	2,510,029
General and administrative	704,939	942,598	2,250,648	2,611,279
Software development	1,340,225	771,261	3,652,501	2,361,657
	2,872,760	2,589,162	8,431,178	7,482,965

OPERATING LOSS	(374,376)	(408,398)	(1,541,178)	(720,629)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	25,449	(31,881)	(76,454)	3,841
Interest expense	(18,222)	76	(33,989)	(1,296)
	7,227	(31,805)	(110,443)	2,545

NET LOSS BEFORE INCOME TAXES	(367,149)	(440,203)	(1,651,621)	(718,084)

Income tax expense	(43)	(738)	(68,964)	(2,206)

NET LOSS	$(367,192)	$(440,941)	$(1,720,585)	$(720,290)

LOSS PER SHARE (see note 7)

Basic loss per share – basic & diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basics & diluted	90,477,798	90,477,798	90,477,798	90,477,798

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine-months ended September 30, 2025

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Three-months ended September 30, 2025:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,571,425	$(22,541,272)	$104,489

Net loss	-	-	-	-	-	(367,192)	(367,192)

Balance, September 30, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,571,425	$(22,908,464)	$(262,703)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
Nine-months ended September 30, 2025:	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

Stock-based compensation					42,294		42,294

Net loss	-	-	-	-	-	(1,720,585)	(1,720,585)

Balance, September 30, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,571,425	$(22,908,464)	$(262,703)

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine-months ended September 30, 2024

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

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-months ended September 30,
	2025	2024
OPERATING ACTIVITIES:

Net loss	$(1,720,585)	$(720,290)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,343,936	2,255,707
Allowance for doubtful accounts	221,159	525,000
Stock-based compensation expense – common stock warrants	42,294	1,750
Changes in assets and liabilities:		-
Accounts receivable	(320,728)	(447,706)
Prepaid expenses	(16,396)	(78,270)
Other current assets	(53,078)	(46,814)
Deposits	(1,224)	(689)
Accounts payable, accrued and other liabilities	585,013	633,924
Deferred revenue	(248,236)	452,715
Net cash provided by operating activities	832,155	2,575,327

INVESTING ACTIVITIES:

Purchase of property and equipment	(42,583)	(34,374)
Capitalized application software	(1,093,748)	(2,591,750)
Net cash used in investing activities	(1,136,331)	(2,626,124)

Net decrease in cash	(304,176)	(50,797)

Cash and equivalents, beginning of period	585,319	342,014

Cash and equivalents, end of period	$281,143	$291,217

The accompanying notes are an integral part of these unaudited consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of September 30, 2025 through the filing of this report.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). The allowance for doubtful accounts was $430,000 as of September 30, 2025 and $330,000 at December 31, 2024. Bad debt expenses were $9,289 and $182,171 for the three-months ended September 30, 2025 and 2024, respectively. Bad debt expenses were $121,159 and $323,150 for the nine-months ended September 30, 2025 and 2024, respectively.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

f) Accounting Pronouncements

Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles--Goodwill and Other--Internal-Use Software” (“ASU No. 2025-06”), which removes all references to sequential software development project stages and establishes new capitalization criteria. In order for capitalization to begin under the new guidance, management must authorize and commit to funding a project and meet a probable-to-complete recognition threshold. In evaluating whether the probable-to-complete recognition threshold has been met, management is required to consider whether there is a significant development uncertainty associated with the software project. The amendments in this ASU may be applied using (1) a prospective transition approach applying the guidance to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects, (2) a retrospective transition approach by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings, or (3) a modified transition approach applying the amendments on a prospective basis to new software costs incurred except for in-process projects that, as of the date of adoption the entity determines do not meet the capitalization requirements under the new guidance. ASU No. 2025-06 is effective for the Company in the first quarter of fiscal year 2029. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2025-06 will have on the Company’s Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”, which refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. ASU No. 2025-07 is effective for the Company in the first quarter of fiscal year 2027. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) modified retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2025-07 will have on the Company’s Consolidated Financial Statements.

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). This accounting standard provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2025, with early adoption permitted and should be applied prospectively. The Company is evaluating the impact of ASU 2025-05 and expects the standard will not have a material impact on the consolidated financial statements and related disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended September 30,		Nine-months ended September 30,
	2025	2024	2025	2024
Portfolio Management Systems
Corporate Quotestream	$2,113,628	$1,792,966	$6,110,920	$5,357,477
Individual Quotestream	458,747	452,489	1,377,804	1,388,189
Interactive Content and Data APIs	2,582,180	2,450,390	7,419,398	7,305,325
Total revenue	$5,154,555	$4,695,845	$14,908,122	$14,050,991

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Revenue

Changes in deferred revenue were as follows for the nine-month periods ended September 30,

	2025	2024
Beginning balance at Jan 1,	$2,401,479	$1,831,949
Revenue recognized in the current period from the amounts in the beginning balance	(1,505,205)	(1,374,128)
New deferrals, net of amounts recognized in the current period	1,275,984	1,805,620
Effects of foreign currency translation	(19,015)	21,223
Total deferred revenue	$2,153,243	$2,284,664

Current portion of deferred revenue	$1,992,355	$2,087,471
Long-term portion of deferred revenue	160,888	338,802
Total deferred revenue	$2,153,243	$2,426,273

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $4.5 million as of September 30, 2025. The Company expects to recognize approximately 82% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At September 30, 2025 $41,053 was due to 410734 B.C. Ltd. and at December 31, 2024 $13,367 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At September 30, 2025 and December 31, 2024, there was $55,483 and $28,483 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $69,000. There are no fixed repayment terms and no interest charged on the advance. David M. Shworan is a control person of Bravenet.

As of September 30, 2025 and December 31, 2024, there were $138,760 and $185,002 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

Amounts due to related parties are included in accounts payable and accrued liabilities. As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

5. LEASES

The Company has operating leases for corporate offices. The Company’s leases have remaining lease terms of 1 year to 5 years. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. Finance lease assets and liabilities are included in property and equipment and finance lease liabilities, respectively, on the Company’s consolidated balance sheets. The Company entered into a new lease for office space in Vancouver, Canada as of September 1, 2025 for 5 years resulting in a right of use asset and an offsetting lease liability of $141,903.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected the short-term lease exception and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. When determining lease terms, the Company factors in options to extend or terminate leases when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases the Company accounts for the lease and non-lease components as a single lease component.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Leases

Changes in right-of-use assets and operating lease liabilities were as follows for the nine-month periods ended September 30:

Right-of-use Assets, net	2025	2024

Beginning balance at January 1,	188,663	393,472
Additions during the period	141,903	-
Right-of-use credits for the period	(133,661)	(154,010)
Right-of-use assets, net	$196,905	$239,462

Operating Lease Liability

Beginning balance at January 1,	184,655	391,803
Additions during the period	141,903	-
Interest portion of lease payments made during the period	8,243	23,182
Lease payments made during the period	(139,650)	(174,790)
Total operating lease liability	$195,151	$240,195

Current portion of operating lease liability	$75,876	$185,989
Long-term portion of operating lease liability	119,275	54,206
Total operating lease liability	$195,151	$240,195

Supplemental information related to operating leases:

	September 30, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	3.9 years	1.1 years
Weighted Average Discount Rate
Operating leases	7.8%	9.4%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2025 (excluding the nine-months ended September 30, 2025)	$29,525
2026	63,225
2027	30,626
2028	36,179
2029	37,449
2030	29,990
Total lease payments	226,994
Less imputed interest	(31,843)
Total	$195,151

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of lease expense for the three and nine-months ended September 30, 2025 and 2024 were as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2025	2024	2025	2024
Operating lease costs:
Operating lease costs	$32,898	$59,042	$141,940	$177,052
Short-term lease costs	28,589	27,450	85,429	82,125
Total operating lease costs	$61,487	$86,492	$227,369	$259,177

Supplemental cash flow information for the nine-months ended September 30, 2025 and 2024 related to leases was as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$140,329	$173,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$141,903	$-

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

As of September 30, 2025 and December 31, 2024, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three and nine-months ended September 30, 2025 and 2024.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

b) Common stock

No shares of common stock were issued during the three and nine-months ended September 30, 2025 and 2024.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine-months ended September 30, 2025 and 2024 was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2025	2024	2025	2024

Sales and marketing	$-	$-	$42,294	$1,750
Total stock-based compensation expense	$-	$-	$42,294	$1,750

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the nine-months ended September 30, 2025:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at December 31, 2024	25,772,803	$0.06
Granted during the period	8,458,803	$0.04
Canceled during the period	(8,458,803)	$0.04
Outstanding at September 30, 2025	25,772,803	$0.06

On May 14, 2025, the Company canceled a total of 8,458,803 common stock options and warrants, granting 8,458,803 new options and warrants with expiry dates extended an additional five years. The stock-based compensation expense related to this extension was $42,294.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at September 30, 2025:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.98	$0.06

At September 30, 2025, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2025, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,890,110. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2025. The probability is re-evaluated each reporting period. As of September 30, 2025, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of September 30, 2025, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 22.3 years. As of September 30, 2025, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and nine-months ended September 30, 2025 and 2024.

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

7. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and nine-months ended September 30, 2025 and 2024 are as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2025	2024	2025	2024

Net loss	$(367,192)	$(440,941)	$(1,720,585)	$(720,290)

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	-	-	-
Redeemable convertible preferred stock	-	-	-	-
Stock options and warrants to purchase common stock	-	-	-	-
Weighted average common shares used to calculate diluted net income per share	90,477,798	90,477,798	90,477,798	90,477,798

Net loss per share – basic & diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine-months ended September 30, 2025 and 2024 are shown below:

	Three-months ended September 30,		Nine-months ended September 30,
	2025	2024	2025	2024
Warrants to purchase redeemable convertible preferred stock	$2,499,900	$2,499,900	$2,499,900	$2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Stock options and warrants to purchase common stock	15,118,737	16,059,364	15,159,064	16,397,104
Total potential common shares excluded	$27,925,308	$28,865,935	$27,965,635	$29,203,675

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

New tariffs enacted and proposed by the U.S. government could lead to a general slowdown in economic activity, which could negatively impact our business.

Events in Ukraine and Russia have continued to cause disruptions in the global financial markets. While we do not have any operations or customers in Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

Approximately 36% of our revenue and 39% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated slightly against the U.S. dollar when comparing the average exchange rate for the nine-months ended September 30, 2025 versus the comparative 2024 period.   This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars, but because our Canadian dollar revenue and expenses are evenly matched, the exchange rate fluctuation had minimal impact on our net income and cash flows.

Our revenue increased 10% and 6% for the three and nine-month periods ending September 30, 2025 versus comparative periods and on an FX-neutral basis our three and nine-month revenue growth was 10% and 7%, respectively.  The FX-neutral results are calculated by translating Canadian dollar denominated revenue into U.S. dollars using the comparative period’s average exchange rate.  Based on revenue already under contract we expect our revenue growth to continue to improve for the remainder of fiscal 2025.

We reduced the number of development staff in late 2024 as some of our major development projects are near completion.  However, our development cost expense significantly increased this quarter due to a higher percentage of development salaries being expensed rather than capitalized, as more development time was spent on system maintenance and other development activities that did not meet the criteria for capitalization.  While this had no impact on our cashflow, it had a negative impact on our earnings as we are expensing development costs in the current period related to past capitalized development. We expect this trend to continue for the remainder of 2025 and in 2026, although its impact will dimmish over that time.

Plan of Operation

For the remainder of 2025 and for the 2026 fiscal year we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  We plan to leverage artificial intelligence (AI) tools, where possible, to automate this process.  This expansion is expected to result in both increased revenue and costs for the remainder of  2025 and for the 2026 fiscal year.

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

Important development projects for the remainder of 2025 and for 2026 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway and will continue to be a priority for the remainder of 2025 and for 2026.

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

Results of Operations

Revenue

Three-months ended September 30,	2025	2024	Change ($)	Change (%)

Corporate Quotestream	$2,113,628	$1,792,966	$320,662	18%
Individual Quotestream	458,747	452,489	6,258	1%
Total Portfolio Management Systems	2,572,375	2,245,455	326,920	15%

Interactive Content and Data APIs	2,582,180	2,450,390	131,790	5%

Total subscription revenue	$5,154,555	$4,695,845	$458,710	10%

Nine-months ended September 30,	2025	2024	Change ($)	Change (%)

Corporate Quotestream	$6,110,920	$5,357,477	$753,443	14%
Individual Quotestream	1,377,804	1,388,189	(10,385)	(1)%
Total Portfolio Management Systems	7,488,724	6,745,666	743,058	11%

Interactive Content and Data APIs	7,419,398	7,305,325	114,073	2%

Total subscription revenue	$14,908,122	$14,050,991	$857,131	6%

Total licensing revenue increased 10% and 6% for the three and nine-months ended September 30, 2025 from the comparative 2024 periods. Our revenue growth has been driven by the increase in average revenue per customer, as we continue to attract larger customers and cross-sell additional products to existing customers.

Total Portfolio Management Systems revenue increased 15% and 11% for the three and nine-months ended September 30, 2025 from the comparative 2024 periods.  Corporate Quotestream revenue increased 18% and 14% from the comparative 2024 periods.  The increases were due to increases in the average revenue per customer from the comparative periods.

Individual Quotestream revenue was relatively flat for the three and nine-months ended September 30, 2025,  increasing 1% for the three-months ended September 30, 2025 and decreasing 1% for the nine-months ended September 30, 2025 from the comparative 2024 periods.

Interactive Content and Data APIs revenue increased 5% and 2% for the three and nine-months ended September 30, 2025 from the comparative periods in 2024 due to increases in the average revenue per customer.

Cost of Revenue and Gross Profit Summary

Three-months ended September 30,	2025	2024	Change ($)	Change (%)

Cost of revenue	$2,656,171	$2,515,081	$141,090	6%
Gross profit	$2,498,384	$2,180,764	$317,620	15%
Gross margin %	48%	46%

Nine-months ended September 30,	2025	2024	Change ($)	Change (%)

Cost of revenue	$8,018,122	$7,288,655	$729,467	10%
Gross profit	$6,890,000	$6,762,336	$127,664	2%
Gross margin %	46%	48%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 6% and 10% for the three and nine-months ended September 30, 2025 from the comparative periods in 2024. The increases were mainly due to increased variable stock exchange fees related to our increase in revenue, as well as price increases for fixed stock exchange fees from the comparative periods.

Our gross margin percentage increased to 48% for the three -months ended September 30, 2025 from 46% in the comparative period in 2024 as  the cost of revenue decreased as a percentage of sales. This was due to an increase in revenue, as well as a decrease in amortization expense related to capitalized development costs

Our gross margin percentage decreased to 46% for the nine-months ended September 30, 2025 from 48% in the comparative 2024 period. Our revenue growth percentage improved each quarter of 2025, however for the nine-month period ended September 30, 2025 our cost of revenue has increased as a percentage of sales resulting in a decrease in gross margin.

Operating Expenses Summary

Three-months ended September 30,	2025	2024	Change ($)	Change (%)

Sales and marketing	$827,596	$875,303	$(47,707)	(5)%
General and administrative	704,939	942,598	(237,659)	(25)%
Software development	1,340,225	771,261	568,964	74%
Total operating expenses	$2,872,760	$2,589,162	$283,598	11%

Nine-months ended September 30,	2025	2024	Change ($)	Change (%)

Sales and marketing	$2,528,029	$2,510,029	$18,000	0%
General and administrative	2,250,648	2,611,279	(360,631)	(14)%
Software development	3,652,501	2,361,657	1,290,844	55%
Total operating expenses	$8,431,178	$7,482,965	$948,213	13%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased 5% for the three-month period ended September 30, 2025 versus the comparative 2024 period due to a decrease in sales and marketing salary expenses from the comparative period in 2024.

Sales and marketing expenses were flat for the nine-month period ended September 30, 2025 versus the comparative 2024 period, as an increase in stock-based compensation expense related to extension of options and warrants in May 2025 offset a decrease in sales and marketing salary expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 25% and 14% for the three and nine-months ended September 30, 2025, when compared to the same periods in 2024.  The decreases are mainly due to decreases in bad debt expense.  The decrease for the three-months ended September 30, 2025 was also due to a decrease in office rent expense as we downsized our office space in Vancouver, Canada effective September 1, 2025 when our existing lease terminated, as our development staff now primarily work remotely.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 74% and 55% for the three and nine-months ended September 30, 2025 when compared to the same periods in 2024.  This was due to a decrease in the percentage of development salaries capitalized versus the comparative periods as we capitalized 4% of development salaries this quarter versus 26% the comparative quarter, and 8% year to date compared to 25% in the comparative year to date period.  This increase was offset by the reduction in the number of development personnel as discussed in the Business Environment and Trends section above.

We capitalized $255,631 and $1,093,748 of development costs for the three and nine-month periods ended September 30, 2025. We capitalized $909,035 and $2,591,750 of development costs for the three and nine-month periods ended September 30, 2024, The costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended September 30,	2025	2024

Foreign exchange gain (loss)	$25,449	$(31,881)
Interest expense, net	(18,222)	76
Total other income (expense), net	$7,227	$(31,805)

Nine-months ended September 30,	2025	2024

Foreign exchange gain (loss)	$(76,454)	$3,841
Interest expense, net	(33,989)	(1,296)
Total other income (expenses), net	$(110,443)	$2,545

Foreign Exchange Gain

We incurred foreign exchange gain of $25,449 and a loss of $76,454 for the three and nine-months ended September 30, 2025. We incurred foreign exchange loss of $31,881 and a gain of  $3,841 for the three and nine-months periods ended September 30, 2024. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances.  Net interest expense of $18,222 and net income of $76 were incurred for the three-months periods ended September 30, 2025 and 2024, respectively.  Net interest expenses of $33,989 and $1,296 were incurred for the nine-months ended September 30, 2025 and 2024, respectively

Provision for Income Taxes

For the three-months ended September 30, 2025 and 2024, the Company recorded $43 and $738 in Canadian income tax expenses. For the nine-months ended September 30, 2025 and 2024, the Company recorded $68,964 and $2,206 in Canadian income tax expenses.

Net Loss for the Period

As a result of the foregoing, our net losses for the three-months ended September 30, 2025 and 2024 were  $367,192 and $440,941.  For the nine-months periods ended September 30, 2025 and 2024 our net losses were $1,720,585 and $720,290. The basic and diluted loss per share was $(0.00) for the three-months ended September 30, 2025 and 2024. The basic and diluted loss per share was $(0.02) and $(0.00) for the nine-months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our cash totaled $281,143 at September 30, 2025, as compared with $585,319 at December 31, 2024, a decrease of $304,176.  Net cash of $832,155 was provided by operations for the nine-months ended September 30, 2025, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities, offset by our net loss and an increase in accounts receivable and a decrease in deferred revenue. Net cash used in investing activities for the nine-months ended September 30, 2025 was $1,136,331, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit.  As of September 30, 2025, our working capital deficit was $ 4,405,332 however current liabilities include $ 2,153,243 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through September 2026. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Foreign Exchange Risk

Currently, approximately 36% of our consolidated revenue and 39% of our consolidated expenses are denominated in Canadian dollars.  Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Stock Exchange Reporting Risk

The company is subject to periodic examinations by the stock exchanges. These periodic examinations, which are conducted to confirm that our reporting obligations to the stock exchanges have been met, could result in monetary assessments.

Off-Balance Sheet Arrangements

At September 30, 2025 and December 31, 2024, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 19, 2025

