Form 10-K
period 2025-12-31
QUOTEMEDIA INC
filed 2026-04-07
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 20, 2026, there were outstanding 90,477,798 shares of the issuer’s common stock, par value $.001 per share and 123,685 shares of Series A Redeemable Convertible Preferred Stock, par value $.001 per share.

The aggregate market value of common stock held by non-affiliates of the issuer (60,624,539 shares) based on the closing price of the issuer’s common stock as quoted on the OTCQB tier of the OTC Markets as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2025, was $10,306,172.  For the purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates.  Such a determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

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

Employees

We currently have a total of 115 full-time employees, with 8 located in the United States and 107 located in Canada. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that we have a good relationship with our employees. With the successful implementation of our business plan, we may continue to hire additional employees during fiscal 2026 to handle anticipated growth in the areas of administration, programming, sales, marketing, and customer care.

ITEM 1A. RISK FACTORS.

You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

 There is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $23,505,303 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company may need to seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Catastrophic events outside of our control may impact on our business. The U.S. and global markets have, from time to time, experienced periods of disruptions due to a natural disaster, such as a tsunami, power shortage, or flood; public health crises, such as a pandemic or epidemic; political crises, such as terrorism, war, or other conflict; or other events outside of our control that may occur and adversely impact our business and operating results. The conflicts in the Middle East and Ukraine have caused instability in global economies. We will closely monitor the impact of these conflicts on all aspects of our business, including how it will impact team members, customers, suppliers, and global markets. The extent to which these conflicts may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. During 2025 we saw customers continue their focus on containing or reducing costs because of the more challenging market conditions, and this trend may continue into 2026. Customers within the financial services industry that strive to reduce their operating costs may continue to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors instead of us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained in the customer’s confirmation. Certain brokers are less willing to engage in transactions involving “penny stocks” because of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

Investors should not expect to receive a dividend in the future. We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply the earnings to the expansion and development of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

The Company’s information technology, communication networks, system applications, accounting and financial reporting platforms and related systems are integral to the operation of the business. The Company utilizes these systems, among others, for financial analysis, management, and reporting, and for various other aspects of the business.

The Company’s cybersecurity strategy focuses on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company relies primarily on its qualified internal team, with assistance from third party service providers, to operate and maintain its information technology infrastructure and systems and to evaluate, test and update various information security processes and to manage material risks from cybersecurity threats to the Company’s critical computer networks, third party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature.

The Company’s employees identify and assess risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company’s risk profile. The Company is not currently aware of any risks from cybersecurity threats, nor has the Company had a previous cybersecurity incident that in either case have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition.

The Company’s Audit Committee holds oversight responsibility over the Company’s cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with management and, if and when deemed appropriate by management or the Audit Committee, third party service providers, regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. We have completed various security audits and certifications, including SOC 2 Type II.

ITEM 2. PROPERTIES.

We lease executive office space in Fountain Hills, Arizona. The term of this lease expires June 30, 2026.

We lease office space for technical staff in Vancouver, British Columbia, Canada. The term of this lease expires September 30, 2030. We lease office space for sales and customer support staff in Parksville, British Columbia, Canada. The term of this lease expires April 30, 2026.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “QMCI.” As of March 20, 2026, there were approximately 131 holders of record of our common stock. As of March 20, 2026, the closing price for our common stock was $0.14.

As of March 20, 2026, there were 123,685 shares outstanding of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share. The Series A Redeemable Convertible Preferred Stock has a redeemable value of $25 and is convertible into 83.33 shares of our common stock if the common stock trades above $0.30 for 90 consecutive trading days.

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

Issuer Purchases of Equity Securities

During 2025, no shares of our common stock were repurchased, and no Series A Redeemable Convertible Preferred Stock were redeemed.

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

Events in the Middle East and Ukraine have continued to cause disruptions in the global financial markets. While we do not have any operations in the Middle East, Ukraine or Russia, we will continue to monitor the situation as a prolonged conflict could impact our business.

Approximately 36% of our revenue and 39% of our expenses are denominated in Canadian dollars. The Canadian dollar depreciated 2% against the U.S. dollar when comparing the average exchange rate for the year ended December 31, 2025 versus the comparative 2024 year. This decreased both Canadian dollar revenues and expenses once translated into U.S. dollars, but because our Canadian dollar revenue and expenses are evenly matched, the exchange rate fluctuation had minimal impact on our net income and cash flows.

Our revenue increased 8% in 2025 versus the comparative 2024 year. For fiscal 2026, based on revenue already under contract we expect an increase in revenue growth and a significant improvement to the net loss we incurred in 2025.

 We reduced the number of development staff in late 2024 as some of our major development projects are near completion. However, our development cost expense significantly increased this year due to a higher percentage of development salaries being expensed rather than capitalized, as more development time was spent on system maintenance and other development activities that did not meet the criteria for capitalization. While this had no impact on our cash flow, it had a negative impact on our earnings as we are expensing development costs in the current period related to past capitalized development. We expect this trend to continue in 2026, although its impact will diminish over time.

Plan of Operation

For 2026 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. We plan to continue to leverage artificial intelligence (AI) tools, where possible, to automate this process. This expansion is expected to result in both increased revenue and costs for the fiscal year 2026.

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

Important development projects for 2026 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

For the years ended December 31, 2025, and 2024, the Company capitalized $1,314,804 and $3,399,893 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases. For the years ended December 31, 2025, and 2024, amortization expenses associated with the internally developed application software were $2,950,464 and $2,911,259, respectively. At December 31, 2025 and 2024, the remaining book value of the capitalized application software was $3,405,884 and $5,041,544.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $23,505,303 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company may need to seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Recent Accounting Pronouncements

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

Results of Operations

Revenue

	Years ended December 31
	2025	2024	Change ($)	Change (%)

Corporate Quotestream	$8,242,495	$7,219,382	$1,023,113	14%
Individual Quotestream	1,834,064	1,833,633	431	0%
Total Portfolio Management Systems	10,076,559	9,053,015	1,023,544	11%
Interactive Content and Data APIs	10,177,358	9,689,237	488,121	5%
Total Licensing Revenue	$20,253,917	$18,742,252	$1,511,665	8%

Total licensing revenue increased by 8% when comparing the years ended December 31, 2025, and 2024.

Total Portfolio Management System revenue increased by 11% when comparing the years ended December 31, 2025, and 2024. Corporate Quotestream increased by 14% due to increases in the number of customers and average revenue per customer. Individual Quotestream revenue was flat for the year ended December 31, 2025, from the comparative period in 2024.

Interactive Content and Data APIs revenue increased by 5% for the year ended December 31, 2025, from the comparative period in 2024 due mainly to an increase in the average revenue per client.

Cost of Revenue and Gross Profit Summary

	Years ended December 31
	2025	2024	Change ($)	Change (%)

Cost of revenue	$10,773,983	$9,868,830	$905,153	9%

Gross profit	$9,479,934	$8,873,422	$606,512	7%

Gross margin %	47%	47%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. The cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 9% for the year ended December 31, 2025, from the comparative period in 2024. The increase was mainly due to increased variable stock exchange fees related to our increase in revenue, as well as price increases for fixed stock exchange fees from the comparative period.

Overall, the cost of revenue remained unchanged as a percentage of sales, as our gross margin percentage remained was 47% for the years ended December 31, 2025 and 2024.

Operating Expenses Summary

	Years ended December 31
	2025	2024	Change ($)	Change (%)

Sales and marketing	$3,362,530	$3,341,673	$20,857	1%
General and administrative	3,202,271	3,645,321	(443,050)	(12)%
Software development	5,014,341	3,167,712	1,846,629	58%
Total operating expenses	$11,579,142	$10,154,706	$1,424,436	14%

Sales and Marketing

Sales and marketing expenses consist primarily of sales and customer service salaries, investor relations, travel, and advertising expenses. Sales and marketing expenses were relatively flat when comparing the years ended December 31, 2025, and 2024, increasing 1%. An increase in stock-based compensation expense related to extension of options and warrants in 2025 was offset by a decrease in sales and marketing salary expenses.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative decreased 12% when comparing the years ended December 31, 2025, and 2024. The decrease was mainly due to decreases in bad debt and office rent expenses. We downsized our office space in Vancouver, Canada effective September 1, 2025 when our existing lease terminated, as our development staff now primarily work remotely.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 58% for the year ended December 31, 2025, when compared to fiscal 2024. The increase was due to a decrease in the percentage of development salaries capitalized versus the comparative periods as we capitalized 4% of development salaries in 2025 versus 26% the comparative period. This increase was offset by the reduction in the number of development personnel as discussed in the Business Environment and Trends section above.

We capitalized $1,314,804 of development costs for the year ended December 31, 2025, compared to $3,399,893 in 2024. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income (Expenses) Summary

	Years ended December 31,
	2025	2024

Foreign exchange gain (loss)	$(116,737)	$103,736
Interest expense	(53,955)	(2,508)
Total other income (expenses)	$(170,692)	$101,228

Foreign Exchange Gain (Loss)

We incurred a foreign exchange loss of $116,737 for the year ended December 31, 2025, compared to a foreign exchange gain of $103,736 for the year ended December 31, 2024.

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

Interest Expense

Interest expense relates primarily to the interest expense associated with our operating leases and vendor finance charges. Interest expense of $53,955 was incurred for the year ended December 31, 2025, compared to $2,508 incurred for the year ended December 31, 2024. The increase was due to increased vendor finance charges.

Provision for Income Taxes

In 2025, the Company recorded income tax expense of $47,524 compared to income tax expense of $146,981 in 2024.

Net Income for the Period

As a result of the foregoing, our net loss for the year ended December 31, 2025, was $2,317,424 compared to a net loss of $1,327,037 for the year ended December 31, 2024. Basic and diluted loss per share were ($0.03) and ($0.01) for the years ended December 31, 2025, and 2024, respectively.

Liquidity and Capital Resources

Our cash totaled $319,889 at December 31, 2025, as compared with $585,319 at December 31, 2024, a decrease of $265,430. Net cash of $1,105,936 was provided by operations for the year ended December 31, 2025, primarily due to adjustments for non-cash charges and the increase in accounts payable and accrued liabilities and deferred revenue, offset by our net loss and an increase in accounts receivable. Net cash used in investing activities for the year ended December 31, 2025, was $1,371,366 resulting primarily from capitalized application software costs. If circumstances dictate, however, we have the flexibility to reduce development spending to maintain a strong liquidity position.

We typically operate with a working capital deficit. As of December 31, 2025, our working capital deficit is $4,369,484, however current liabilities include $1,589,900 in deferred revenue and the expected costs necessary to realize the deferred revenue are minimal.

The Company has incurred losses since inception resulting in an accumulated deficit of $23,505,303 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company may need to seek additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Foreign Exchange Risk

Currently, approximately 36% of our consolidated revenue and 39% of our expenses are denominated in Canadian dollars. Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At December 31, 2025 and 2024, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

ITEM 9C. DISCLOSURE REGARDING FORIEGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Robert J. Thompson	83	Chairman of the Board

Keith J. Randall	59	Chief Executive Officer and Chief Financial Officer, and Director

David M. Shworan	58	President and Chief Executive Officer of QuoteMedia, Ltd., and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2025, and written representations that no other reports were required, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2025, and 2024 earned by our Chief Executive Officers and one other executive officer (collectively, the “Named Executive Officers”). None of our other executive officers’ cash salary and bonus exceeded $100,000 during fiscal 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1),(4),(5)	All Other Compensation ($) (2)	Total ($)

Keith J. Randall (3)	2025	$230,000	-	-	-	$230,000
Chief Executive Officer &	2024	$230,000	-	-	-	$230,000
CFO, QuoteMedia, Inc.

David M. Shworan (4)	2025	$450,000	-	-	-	$450,000
Chief Executive Officer,	2024	$450,000	-	-	-	$450,000
QuoteMedia, Ltd.

(1)	Options Awards represent the fair value of option awards granted, repriced, or otherwise modified, computed in accordance with FASB ASC 718, Stock Compensation.

(2)	The executive officers listed also received certain perquisites, the aggregate value of which did not exceed $10,000 for any year presented.

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

Director Compensation and Other Information

The following table shows the amount of compensation earned by our independent director in 2025. We compensate our independent director with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2025, computed in accordance with FASB ASC 718, Stock Compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of March 20, 2026, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

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

(2)

The percentages shown are calculated based upon 90,477,798 shares of common stock outstanding on March 20, 2026. The numbers and percentages shown include the shares of common stock actually owned as of March 20, 2026, and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 20, 2026 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents the following:

•	11,511,800 shares of common stock owned by Mr. Shworan and vested options and warrants to directly acquire 11,600,000 shares of common stock.

•	17,002,500 shares owned by Mr. Shworan’s wife.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of December 31, 2025.

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

1999 Stock Option Plan

During March 1999, we adopted, and our stockholders approved, the 1999 Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and link their interests and efforts to the long-term interests of our stockholders. A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan. In September 1999, this number was increased to 2,500,000. As of December 31, 2025, 1,144,817 shares of our common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of our common stock under the 1999 plan.

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

At December 31, 2025, there are 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan. As of December 31, 2025, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

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

Stock Options and SARs

The committee or our Board of Directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined “change in control price” following a change in control) exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of a SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the 2003 plan, the term “fair market value” means the fair market value of common stock, awards, or other property as determined by the committee or our Board of Directors or under procedures established by the committee or our Board of Directors. Unless otherwise determined by the committee or our Board of Directors, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our Board of Directors, except that no option or SAR may have a term exceeding ten years. Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our Board of Directors may determine from time to time. Methods of exercise and settlement and other terms of the SARs are determined by the committee or our Board of Directors. SARs granted under the 2003 plan may include “limited SARs” exercisable for a stated period following a change in control of our company, as discussed below.

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

For purposes of the 2003 plan, the term “change in control” generally means:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Parties

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2025 $41,679.09 was due to 410734 B.C. Ltd. and at December 31, 2024 $13,367 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At December 31, 2025 and 2024, there was $64,483 and $28,483 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $72,000. There are no fixed repayment terms and no interest charged on the advance. David M. Shworan is a control person of Bravenet.

As of December 31, 2025 and 2024, there were $139,670 and $185,002 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to our company for the fiscal years ended December 31, 2025, and 2024 by MNP LLP, our principal accountants, are as follows:

	2025	2024

Audit Fees	$416,995	$250,823
Audit-Related Fees	$-	$-
Tax Fees	$16,905	$7,990
All Other Fees	$13,524	$12,506

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

Date: April 7, 2026,	QUOTEMEDIA, INC.

	By:	/s/ Keith J. Randall
Keith J. Randall
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Thompson	Chairman of the Board	April 7, 2026
Robert J. Thompson

/s/ David M. Shworan	Director	April 7, 2026
David M. Shworan

/s/ Keith J. Randall	Chief Executive Officer and Chief Financial Officer and Director	April 7, 2026
Keith J. Randall	(Principal Executive and Financial and Accounting Officer)

QuoteMedia, Inc.

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuoteMedia Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QuoteMedia Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in series A redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024 and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations resulting in an accumulated deficit and does not have sufficient working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

F- 2

Critical Audit Matter Description	Audit Response

Capitalized Internal-Use Software Development Costs

As described in Note 1(f) and 6 to the consolidated financial statements, the Company capitalizes certain costs relating to the development of internal software. These costs may be related to new products as well as existing products when the costs will result in significant additional functionality. Management applied significant judgment in assessing whether the assets met the required criteria for initial capitalization, including the assessment of expected future benefits from the projects to be capitalized, technical feasibility and commercial viability. The value of development costs capitalized during the year ended December 31, 2025 was $1,314,804.

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

•

Evaluated management’s listing of active development projects by obtaining an understanding of the nature of the project and the nature of additions of the project, through discussions with development personnel to assess the reasonableness as to whether the activities were demonstrative of the capitalization criteria in accordance with the applicable accounting standard;

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

F- 3

Going Concern

As described in Note 1 to the consolidated financial statements, the Company does not have sufficient cash to fund normal operations and therefore, will need to obtain additional equity or debt financing. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables that affect cash flows, such as planned expenditure.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

We responded to this matter by performing audit procedures in relation to management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

	•	Evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

•

Evaluated the key assumptions used in the model to estimate future cash flows for a reasonable period of time, of at least 12 months from the date of the Statement of Financial Position, by comparing assumptions used by management against historical performance, budgets, economic and industry indicators and publicly available information.

	•	Assessed the adequacy of the going concern disclosure included in Note 1 to the consolidated financial statements.

Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since 2023.

Mississauga, Canada

April 7, 2026

F-4

QUOTEMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$319,889	$585,319
Accounts receivable, net (see note 3)	1,202,816	1,016,915
Prepaid expenses	78,494	175,703
Other current assets	242,280	162,653
Total current assets	1,843,479	1,940,590

Deposits	29,200	16,619
Property and equipment, net (see note 6)	173,937	212,727
Capitalized internal-use software development costs, net (see note 7)	3,405,884	5,041,544
Goodwill (see note 8)	110,000	110,000
Intangible assets (see note 8)	40,995	51,378
Operating lease right-of-use assets (see note 5)	169,735	188,663

Total assets	$5,773,230	$7,561,521

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,569,306	$3,564,546
Deferred revenue (see note 2)	1,589,900	1,704,743
Current portion of operating lease liabilities (see note 5)	53,757	147,663
Total current liabilities	6,212,963	5,416,952

Long-term liabilities:
Long-term portion of deferred revenue (see note 2)	282,756	696,736
Long-term portion of operating lease liabilities (see note 5)	117,853	32,245
Total long-term liabilities	400,609	728,981

Stockholders’ (deficit) equity
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at December 31, 2025 (see note 10)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at December 31, 2025 and December 31, 2024	90,479	90,479
Additional paid-in capital	19,590,625	19,529,131
Accumulated deficit	(23,505,303)	(21,187,879)
Total stockholders’ (deficit) equity	(840,342)	1,415,588

Total liabilities and stockholders’ (deficit) equity	$5,773,230	$7,561,521

The accompanying notes are an integral part of these consolidated financial statements.

F- 5

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2025	2024

REVENUE (see note 2)	$20,253,917	$18,742,252

COST OF REVENUE	10,773,983	9,868,830

GROSS PROFIT	9,479,934	8,873,422

OPERATING EXPENSES

Sales and marketing	3,362,530	3,341,673
General and administrative	3,202,271	3,645,321
Software development	5,014,341	3,167,712
	11,579,142	10,154,706

OPERATING LOSS	(2,099,208)	(1,281,284)

OTHER INCOME (EXPENSES), NET

Foreign exchange (loss) income	(116,737)	103,736
Interest expense	(53,955)	(2,508)
	(170,692)	101,228

NET LOSS BEFORE INCOME TAXES	(2,269,900)	(1,180,056)

Income tax expense (see note 9)	(47,524)	(146,981)

NET LOSS	$(2,317,424)	$(1,327,037)

LOSS PER SHARE (see note 11)

Basic and diluted loss per share	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 11)

Basic and diluted	90,477,798	90,477,798

The accompanying notes are an integral part of these consolidated financial statements.

F- 6

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

For the year ended December 31, 2025 and 2024

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	(Deficit) Equity
Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

Stock-based compensation	-	-	-	-	61,494	-	61,494

Net loss	-	-	-	-	-	(2,317,424)	(2,317,424)

Balance, December 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(23,505,303)	$(840,342)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	(Deficit) Equity
Balance, December 31, 2023	-	$-	90,477,798	$90,479	$18,910,482	$(19,860,842)	$(859,881)

Reclassification of preferred stock warrants					611,563		611,563

Reclassification of series A redeemable convertible preferred stock	123,685	2,983,857					2,983,857

Stock-based compensation	-	-	-	-	7,086	-	7,086

Net loss	-	-	-	-	-	(1,327,037)	(1,327,037)

Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

The accompanying notes are an integral part of these consolidated financial statements.

F- 7

QUOTEMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years ended December 31,

	2025	2024
OPERATING ACTIVITIES:

Net loss	$(2,317,424)	$(1,327,037)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,056,199	3,052,676
Bad debt expense	503,077	330,000
Stock-based compensation expense – common stock warrants	61,494	7,086
Changes in assets and liabilities:
Accounts receivable	(688,978)	(192,128)
Prepaid expenses	97,209	(42,225)
Other current assets	(79,627)	(57,722)
Deposits	(12,581)	231
Accounts payable, accrued and other liabilities	1,015,390	1,340,449
Deferred revenue	(528,823)	569,530
Net cash provided by operating activities	1,105,936	3,680,860

INVESTING ACTIVITIES:

Purchase of property and equipment	(56,562)	(37,662)
Capitalized internal-use software development costs	(1,314,804)	(3,399,893)
Net cash used in investing activities	(1,371,366)	(3,437,555)

Net (decrease) increase in cash and cash equivalents	(265,430)	243,305

Cash and cash equivalents, beginning of year	585,319	342,014

Cash and cash equivalents, end of year	$319,889	$585,319

See supplementary information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

F- 8

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

a) Nature and continuance of operations

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $23,505,303 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company may need to seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

e) Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $570,000 and $330,000 at December 31, 2025 and 2024, respectively. Bad debt expense for the years ended December 31, 2025 and 2024 were $263,077 and $478,565, respectively.

f) Property and equipment and capitalized internal-use software development costs

Property and equipment are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Retirements, sales, and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income. There were no fixed assets retired during the years ended December 31, 2025 and 2024.

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

Depreciable and amortizable assets are evaluated for impairment upon a significant change in the operating environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision. There were no impairments recorded for the years ended December 31, 2025 and 2024.

The accompanying notes are an integral part of these consolidated financial statements.

F- 9

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g) Loss per share

Basic loss per share are computed by dividing income by the weighted average number of shares outstanding during the year. Diluted loss per share considers shares outstanding (computed under basic earnings per share) and potentially dilutive common shares (such as stock options and redeemable convertible preferred stock outstanding). Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted EPS as their impact would be anti-dilutive. Convertible instruments with non-market-price contingencies are excluded from diluted loss per share until all the required non-market-price based contingencies are met. The effect of a stock split or reverse split is applied retroactively to preceding periods.

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

i) Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the year end and the reported amount of revenue and expenses during the year. Such estimates include (i) fair values used to test goodwill and capitalized development costs for impairment; (ii) the amount of allowance for doubtful accounts, (iii) the capitalization of software development costs, (iv) income taxes, (v) the incremental borrowing rate for operating leases, (vi) the useful life of property and equipment and intangible assets and (vii) stock-based compensation. In addition, the assessment of the Company’s ability to continue as a going concern involves judgment regarding future funding available for its operations and working capital requirements. Actual results and outcomes may differ from management’s estimates and assumptions.

j) Software development expenses

Software development expenses consist primarily of costs incurred to maintain the Company’s software applications. Software development costs are costs that did not meet the capitalization criteria for internal-use software development costs (see Note 7).

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

The accompanying notes are an integral part of these consolidated financial statements.
F- 10

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 n) Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-makers (“CODM) in deciding how to allocate resources and assess performance. The Company’s CODM are the Chief Executive Officers of Quotemedia, Inc. and Quotemedia Ltd., who review the Company’s operations and manage its business as a single operating segment.

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

The accompanying notes are an integral part of these consolidated financial statements.

F- 11

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2025	2024

Portfolio Management Systems
Corporate Quotestream	$8,242,495	$7,219,382
Individual Quotestream	1,834,064	1,833,633
Interactive Content & Data APIs	10,177,358	9,689,237
Total revenue	$20,253,917	$18,742,252

Deferred Revenue

Changes in deferred revenue were as follows for the years ended December 31,

	2025	2024

Beginning balance	$2,401,479	$1,831,949
Revenue recognized during the year from the amounts in the beginning balance	(1,740,694)	(1,480,421)
New deferrals, net of amounts recognized in the current year	1,235,211	2,020,828
Effects of foreign currency translation	(23,340)	29,123
Total deferred revenue	$1,872,656	$2,401,479

Current portion of deferred revenue	$1,589,900	$1,704,743
Long-term portion of deferred revenue	282,756	696,736
Total deferred revenue	$1,872,656	$2,401,479

The accompanying notes are an integral part of these consolidated financial statements.

F- 12

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $3.7 million as of December 31, 2025. We expect to recognize approximately 97% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

3. ACCOUNTS RECEIVABLE

At December 31,

	2025	2024

Accounts receivable, gross	$1,772,816	$1,346,915
Less: Allowance for doubtful accounts	(570,000)	(330,000)
Accounts receivable, net	$1,202,816	$1,016,915

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month.  David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At December 31, 2025 $41,679.09 was due to 410734 B.C. Ltd. and at December 31, 2024 $13,367 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At December 31, 2025 and 2024, there was $64,483 and $28,483 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $72,000.  There are no fixed repayment terms and no interest charged on the advance.  David M. Shworan is a control person of Bravenet.

As of December 31, 2025 and 2024, there were $139,670 and $185,002 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

Amounts due to related parties are included in accounts payable and accrued liabilities.  As a matter of policy all significant related party transactions are subject to review and approval by the Company’s Board of Directors.

5. LEASES

The Company has operating leases for corporate offices. The Company’s leases have remaining lease terms of 4 to 57 months. Management determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. Operating lease expenses are included in General and administrative expenses on the Company’s consolidated statements of operations.

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

The accompanying notes are an integral part of these consolidated financial statements.

F- 13

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases at December 31, was as follows:

	2025	2024

Operating Leases

Operating lease right-of-use assets, net	$169,735	$188,663

Current portion of operating lease liability	$53,757	$147,663
Long-term portion of operating lease liability	117,853	32,245
Total operating lease liability	$171,610	$179,908

	2025	2024

Weighted Average Remaining Lease Term
Operating leases	4.0 years	1.1 years

Weighted Average Discount Rate
Operating leases	7.6%	9.4%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2026	$63,961
2027	31,092
2028	36,731
2029	38,020
2030	30,448
Total lease payments	200,252
Less imputed interest	(28,642)
Total	$171,610

The components of lease expenses for the years ended December 31, were as follows:

	2025	2024
Operating lease costs:
Operating lease costs	$164,172	$232,890
Short-term lease costs	114,269	112,540
Total operating lease costs	$278,441	$345,430

Supplemental cash flow information related to leases was as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$162,447	$228,365

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$138,480	$-

The accompanying notes are an integral part of these consolidated financial statements.

F- 14

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT

At December 31:

	2025	2024

Computer equipment	$1,668,136	$1,613,176
Office furniture and equipment	27,782	27,783
Leasehold improvements	13,612	13,573
Total property and equipment	1,709,531	1,654,532
Less: accumulated depreciation and amortization	(1,535,593)	(1,441,805)
Property and equipment, net	$173,937	$212,727

Property and Equipment are recorded at cost less accumulated depreciation. Depreciation and amortization is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

Computer equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or the term of lease

Depreciation expense for equipment and leaseholds for the years ended December 31, 2025 and 2024 was $95,352 and $127,159, respectively.

7. CAPITALIZED INTERNAL-USE DEVELOPMENT COSTS

At December 31:

	2025	2024

Capitalized internal-use software development costs	$24,132,439	$22,817,635
Less: accumulated amortization	(20,726,555)	(17,776,091)
Capitalized internal-use software development costs, net	$3,405,884	$5,041,544

Changes in capitalized internal-use software development costs were as follows for the years ended December 31,

	2025	2024

Opening balance	$5,041,544	$4,552,910
Additions during the year	1,314,804	3,399,893
Amortization	(2,950,464)	(2,911,259)
Ending balance	$3,405,884	$5,041,544

Capitalized internal-use software development costs are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over three years which is the capitalized internal-use software development costs estimated useful life.

For the years ended December 31, 2025 and 2024, the Company capitalized $1,314,804 and $3,399,893 of costs, respectively, related to upgrades and enhancements made to existing software applications. Software applications are used by the Company’s subscribers to access, manage and analyze information in the Company’s databases.

The estimated amortization expense of capitalized internal-use software development costs is as follows:

Year ending December 31,

2026	$2,153,784
2027	1,049,149
2028	202,952
Total	$3,405,884

The accompanying notes are an integral part of these consolidated financial statements.

F- 15

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INTANGIBLE ASSETS AND GOODWILL

At December 31:	2025	2024

Intangible assets:
Software licenses & intellectual property	$138,159	$138,159
Domain names	20,569	20,569
	158,728	158,728
Less: accumulated amortization	(117,733)	(107,350)
Total intangible assets, net	$40,995	$51,378

Goodwill:
Purchase of business unit	$110,000	$110,000

Amortization for amortized intangible assets is calculated on a straight-line basis over the assets’ estimated useful lives. The useful life of the software licenses and domain names is estimated to be 20 years. The useful life of intellectual property is 5 years. Amortization expense for amortized intangible assets was $10,383 and $14,258 for the years ended December 31, 2025 and 2024, respectively.

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending December 31,

2026	10,383
2027	8,480
2028	3,192
2029	3,192
2030	2,491
Thereafter	13,257
Total	$40,995

Goodwill is reported as an indefinite life intangible asset. The Company evaluates goodwill for impairment on an annual basis in accordance with FASB ASC 350-20, Goodwill.  Through December 31, 2025 the Company has not identified any impairment indicators related to goodwill.

9. INCOME TAXES

The Company accounts for income taxes according to the provisions of FASB ASC 740, Income Taxes, which prescribes an asset and liability approach for computing deferred income taxes.

Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024

Domestic	(2,055,320)	(1,351,436)
Foreign	(214,580)	171,380
Total income (or loss) from continuing operations before income tax	$(2,269,900)	$(1,180,056)

The accompanying notes are an integral part of these consolidated financial statements.

F- 16

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the provision for income taxes is as follows:

2025
Current:
Federal	$-
State	47,524
Total current tax provision	47,524

Deferred:
Federal	-
State	-
Total deferred tax provision	-

Total provision for income taxes	$47,524

Reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2025 is as follows:

	2025

Net loss income before income tax	$(2,269,900)

Tax provision (benefit) at the statutory rate of 21%	(476,679)	21.00%
State income taxes, net of federal income tax	(97,486)	4.29%
Stock-based compensation and other non-deductible expenses	33,340	(1.47)%
Change in intangibles	-	0.00%
Adjustment in respect of prior periods	33,130	(1.46)%
Change in other items	12,119	(0.53)%
Canadian income tax expense (benefit)	45,062	(1.99)%
Change in valuation allowance	498,038	(21.94)%
Effective income tax rate	$47,524	(2.09)%

Reconciliation of income taxes computed at the statutory federal rate to income tax expense (benefit) for the year ended December 31, 2024 is as follows:

2024

Net loss income before income tax	$(1,180,056)

Tax provision (benefit) at the statutory rate of 21%	(247,812)
State income taxes, net of federal income tax	(21,243)
Stock-based compensation and other non-deductible expenses	2,055
Change in intangibles	563,471
Change in other items	(922,482)
Canadian income tax expense (benefit)	2,907
Change in valuation allowance	770,085
Income tax expense (recovery)	$146,981

In 2025, the Company recorded Arizona income tax expense of $47,524 and Canadian income tax expense of $0. The Company does not have any material Canadian deferred tax assets or deferred tax liabilities.

As of December 31, 2025, we had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $3,800,000 which expire in varying amounts beginning in 2033. Federal net operating loss carryforwards generated after 2017 can be carried forward indefinitely.

The accompanying notes are an integral part of these consolidated financial statements.

F- 17

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset (liabilities) at December 31, 2025 and 2024 are as follows:

	2025	2024

Tax effect of net operating loss carry-forward – U.S.	$792,179	$845,685
Property & equipment	(19,920)	(24,880)
Right-of-use asset	(3,563)	(46,922)
Capital lease obligation	3,636	44,745
Intangibles	1,441,623	871,385
Deferred Revenue	-	173,285
Other	72,457	(56,705)
Less valuation allowance	(2,286,412)	(1,806,593)
Net deferred tax asset	$-	$-

A valuation allowance has been recognized to offset the entire effect of the Company’s net deferred tax asset as the realization of this deferred tax benefit is uncertain. The valuation allowance increased $498,038 for the year ended December 31, 2025.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2018-2025) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

a) Redeemable convertible preferred shares

The Company is authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s preferred stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A redeemable convertible preferred stock has no dividend or voting rights.

At December 31, 2025 and 2024, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the years ended December 31, 2025 and 2024.

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

The accompanying notes are an integral part of these consolidated financial statements.

F- 18

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b) Common stock

No shares of common stock were issued during the years ended December 31, 2025 and 2024.

c) Stock Options and Warrants

1999 Stock Option Plan

During March 1999, the Company adopted, and the Company’s stockholders approved, the 1999 Stock Option Plan to advance the interests of the Company by encouraging and enabling key employees to acquire a financial interest in the Company and link their interests and efforts to the long-term interests of the Company’s stockholders.  A total of 400,000 shares of common stock were initially reserved for issuance under the 1999 plan.  In September 1999, this number was increased to 2,500,000.  As of December 31, 2025 and 2024, 1,144,817 shares of the Company’s common stock had been issued upon exercise of options granted under the 1999 plan, and there were outstanding options to acquire 1,355,183 shares of the Company’s common stock under the 1999 plan.

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

At December 31, 2025 and 2024, there were 15,000,000 shares of common stock authorized for issuance pursuant to the 2003 plan.  As of December 31, 2025 and 2024, 2,350,372 shares of common stock had been issued upon exercise of options granted under the 2003 plan, and there were 4,720,000 options outstanding under the 2003 plan.

For the years ended December 31,2025 and 2024, estimated stock-based compensation expense related to all the Company’s stock-based awards was comprised as follows:

	2025	2024

Sales and marketing expense	$57,800	$4,150
General and administrative expense	3,594	2,536
Software development expenses	100	400
Total stock-based compensation expense	$61,494	$7,086

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the years ended December 31, 2025 and 2024:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price

Outstanding at December 31, 2023	25,772,803	$0.06
Granted during the year	1,684,000	$0.03
Canceled during the year	(1,684,000)	$0.03
Outstanding at December 31, 2024	25,772,803	$0.06
Granted during the year	10,058,803	$0.04
Canceled during the year	(10,058,803)	$0.04
Outstanding at December 31, 2025	25,772,803	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

F- 19

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding at December 31, 2025:

	Common Stock Options and Warrants Outstanding			Common Stock Options and Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2025	Life (Years)	Price	2025	Price

$0.03-0.10	25,772,803	6.04	$0.06	25,772,803	$0.06

At December 31, 2025, there was no unrecognized compensation cost related to non-vested options granted to purchase common stock.

Management calculates the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	2025	2024

Expected dividend yield	-	-
Expected stock price volatility	64%	73%
Risk-free interest rate	4%	4%
Expected life of options (years)	2.50	2.50
Weighted average fair value of options and warrants granted	$0.13	$0.17

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At December 31, 2025, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,374,654. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A Redeemable Convertible Preferred Stock at an exercise price equal to $1.00 per share (“Liquidity Preferred Stock Warrant”). The Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of December 31, 2025. The probability is re-evaluated each reporting period. As of December 31, 2025 and 2024, there was $7,480,496 in unrecognized stock-based compensation expense related to these Liquidity Preferred Stock Warrants. Since the Liquidity Preferred Stock Warrants only vest and become exercisable on the consummation of a Liquidity Event which is currently determined not to be probable, the Company is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of December 31, 2025 and 2024, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 23 years. As of December 31, 2025, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were exercised for the years ended December 31, 2025 and 2024.

Reclassification of Preferred Stock Warrant Liability resulting from Amendment to Redemption Rights

As discussed in note 10 a), the amendment to the redemption rights for the Series A redeemable convertible preferred stock resulted in a change to the classification of preferred stock warrants on April 26, 2024.   The preferred stock warrant liability of $611,563 was reclassified to additional paid-in capital.  There was no impact on the consolidated statements of operations resulting from the amendment.

The accompanying notes are an integral part of these consolidated financial statements.

F- 20

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LOSS PER SHARE

Basic net income per share is computed by dividing net income during the year by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from stock options and warrants that are in-the-money. For outstanding redeemable convertible preferred stock, potential common shares are determined using the if-converted method. The calculations for basic and diluted net income per share for the year ended December 31, 2025 and 2024 are as follows:

	2025	2024

Net loss income	$(2,317,424)	$(1,327,037)

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	-
Redeemable convertible preferred stock	-	-
Stock options and warrants to purchase common stock	-	-
Weighted average common shares used to calculate diluted net income per share	90,477,798	90,477,798

Net loss income per share – basic and diluted	$(0.03)	$(0.01)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the years ended December 31, 2025 and 2024 are shown below:

	2025	2024

Warrants to purchase redeemable convertible preferred stock	$2,499,900	$2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	15,077,914	16,261,354
Total potential common shares excluded	$27,884,485	$29,067,925

12. SUPPLEMENTARY CASH FLOW INFORMATION

	2025	2024
Cash paid for
Interest	$41,809	$4,433

The non-cash amounts related to right-of-use assets obtained in exchange for lease obligations are noted below for the years ended December 31,2025 and 2024:

	2025	2024

Right-of-use assets obtained in exchange for lease obligations	$138,480	$-

Cash and cash equivalents consists entirely of cash at December 31, 2025 and 2024.

13. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended December 31, 2025 and 2024, revenue from Canada accounted for approximately 36% and 39%, respectively, of total revenue.

Customer Concentration

The following table summarizes customers comprising 10% or more of revenue for the years ended December 31,

	2025	2024

Customer A	11%	12%

The accompanying notes are an integral part of these consolidated financial statements.

F- 21

QUOTEMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SEGMENT REPORTING

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

15. SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of these consolidated financial statements and determined there are no other subsequent event activity required disclosure.

The accompanying notes are an integral part of these consolidated financial statements.

F- 22