Form 10-Q
period 2026-03-31
QUOTEMEDIA INC
filed 2026-05-14
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of May 1, 2026.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$521,684	$319,889
Accounts receivable, net	1,076,967	1,202,816
Prepaid expenses	100,841	78,494
Other current assets	257,604	242,280
Total current assets	1,957,096	1,843,479

Deposits	29,095	29,200
Property and equipment, net	161,562	173,937
Capitalized internal-use software development costs, net	2,936,496	3,405,884
Goodwill	110,000	110,000
Intangible assets	38,399	40,995
Operating lease right-of-use assets (see note 5)	141,703	169,735

Total assets	$5,374,351	$5,773,230

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$4,879,313	$4,569,306
Deferred revenue (see note 3)	1,691,713	1,589,900
Current portion of operating lease liabilities (see note 5)	32,558	53,757
Total current liabilities	6,603,584	6,212,963

Long-term liabilities:
Long-term portion of deferred revenue (see note 3)	121,730	282,756
Long-term portion of operating lease liabilities (see note 5)	109,991	117,853
Total long-term liabilities	231,721	400,609

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized: Series A Redeemable Convertible Preferred stock, $0.001 par value, 550,000 shares designated; shares issued and outstanding: 123,685 at March 31, 2026 and December 31, 2025 (see note 6)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and outstanding: 90,477,798 at March 31, 2026 and December 31, 2025	90,479	90,479
Additional paid-in capital	19,590,625	19,590,625
Accumulated deficit	(24,125,915)	(23,505,303)
Total stockholders’ deficit	(1,460,954)	(840,342)

Total liabilities and stockholders’ deficit	$5,374,351	$5,773,230

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended March 31,
	2026	2025

REVENUE (see note 3)	$5,530,272	$4,824,356

COST OF REVENUE	3,012,205	2,715,855

GROSS PROFIT	2,518,067	2,108,501

OPERATING EXPENSES

Sales and marketing	864,290	821,864
General and administrative	826,737	704,494
Software development	1,451,926	1,019,378
	3,142,953	2,545,736

OPERATING LOSS	(624,886)	(437,235)

OTHER INCOME (EXPENSES), NET

Foreign exchange income	30,074	5,962
Interest expense	(25,246)	(2,387)
	4,828	3,575

NET LOSS BEFORE INCOME TAXES	(620,058)	(433,660)

Income tax expense	(554)	(66,151)

NET LOSS	$(620,612)	$(499,811)

LOSS PER SHARE (see note 7)

Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basic and diluted	90,477,798	90,477,798

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the three-months ended March 31, 2026 and 2025

(UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(23,505,303)	$(840,342)

Net loss	-	-	-	-	-	(620,612)	(620,612)

Balance, March 31, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(24,125,915)	$(1,460,954)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2024	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,187,879)	$1,415,588

Net loss	-	-	-	-	-	(499,811)	(499,811)

Balance, March 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,529,131	$(21,687,690)	$915,777

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-months ended March 31,
	2026	2025
OPERATING ACTIVITIES:

Net loss	$(620,612)	$(499,811)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	667,236	805,504
Allowance for doubtful accounts	(200,936)	9,312
Changes in assets and liabilities:
Accounts receivable	326,785	(47,064)
Prepaid expenses	(22,347)	(2,248)
Other current assets	(15,324)	(14,755)
Deposits	105	(603)
Accounts payable, accrued and other liabilities	308,978	386,768
Deferred revenue	(59,213)	(511,335)
Net cash provided by operating activities	384,672	125,768

INVESTING ACTIVITIES:

Purchase of property and equipment	(9,194)	(14,297)
Capitalized application software	(173,683)	(523,599)
Net cash used in investing activities	(182,877)	(537,896)

Net increase (decrease) in cash	201,795	(412,128)

Cash and equivalents, beginning of period	319,889	585,319

Cash and equivalents, end of period	$521,684	$173,191

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of March 31, 2026 through the filing of this report.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 contained in the Form 10-K filed with the Securities and Exchange Commission dated April 7, 2026.

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

c) Foreign currency remeasurement and transactions

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2026, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). The allowance for doubtful accounts was $370,000 as of March 31, 2026 and $570,000 at December 31, 2025, respectively. Bad debt (recovery) expenses were $(936) and $9,312 for the three-months ended March 31, 2026 and 2025, respectively.

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

f) Accounting Pronouncements

Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 will be effective for the Company in its first quarter of 2028, and early adoption is permitted. The Company is currently evaluating the timing and method of its adoption of ASU 2025-06.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of this guidance on our interim disclosures.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements. The guidance addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended March 31,
	2026	2025
Portfolio Management Systems
Corporate Quotestream	$2,298,939	$1,972,466
Individual Quotestream	453,458	456,948
Interactive Content and Data APIs	2,777,875	2,394,942
Total revenue	$5,530,272	$4,824,356

Deferred Revenue

Changes in deferred revenue were as follows for the three-month periods ended March 31,

	2026	2025
Beginning balance at Jan 1,	$1,872,656	$2,401,479
Revenue recognized in the current period from the amounts in the beginning balance	(701,318)	(726,755)
New deferrals, net of amounts recognized in the current period	641,792	216,333
Effects of foreign currency remeasurement	313	(913)
Total deferred revenue	$1,813,443	$1,890,144

Current portion of deferred revenue	$1,691,713	$1,533,393
Long-term portion of deferred revenue	121,730	356,751
Total deferred revenue	$1,813,443	$1,890,144

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $486,098 as of March 31, 2026. We expect to recognize approximately 70% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At March 31, 2026 $82,968 was due to 410734 B.C. Ltd. and at December 31, 2025 $62,883 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At March 31, 2026 and December 31, 2025, there was $73,629 and $62,883 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $69,000. There are no fixed repayment terms and no interest charged on the advance. David M. Shworan is a control person of Bravenet. At March 31, 2026 and December 31, 2025, there was $71,757 and $72,924 due to Bravenet related to this advance.

At March 31, 2026 and December 31, 2025, there were $151,299 and $139,670 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

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

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$141,703	$169,735

Current portion of operating lease liability	$32,558	$53,757
Long-term portion of operating lease liability	109,991	117,853
Total operating lease liability	$142,549	$171,610

	March 31,	December 31,
	2026	2025
Weighted Average Remaining Lease Term
Operating leases	4.2 years	4.0 years
Weighted Average Discount Rate
Operating leases	7.5%	7.6%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases
2026 (excluding the three-months ended March 31, 2026)	$33,774
2027	30,595
2028	36,143
2029	37,411
2030	29,961
Total lease payments	167,884
Less imputed interest	(25,335)
Total	$142,549

The components of lease expense for the three-months ended March 31, 2026 and 2025 were as follows:

	Three-months ended March 31,
	2026	2025
Operating lease costs:
Operating lease costs	$31,362	$54,338
Short-term lease costs	28,847	28,380
Total operating lease costs	$60,209	$82,718

Supplemental cash flow information for the three-months ended March 31, 2026 and 2025 related to leases was as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,061	$48,619

There were no additional right of use assets obtained in exchange for lease obligations for the three-months ended March 31, 2026 and 2025.

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

At March 31, 2026 and December 31, 2025, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three-months ended March 31, 2026 and 2025.

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

b) Common stock

No shares of common stock were issued during the three-months ended March 31, 2026 and 2025.

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

There were no stock-based compensation expenses related to the Company’s stock-based awards for the three-months ended March 31, 2026 and 2025.

Common Stock Options and Warrants

There were 25,772,803 fully vested common stock warrants and options outstanding at March 31, 2026 and December 31, 2025 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three-months ended March 31, 2026 and 2025.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at March 31, 2026:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.79	$0.06

At March 31, 2026, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At March 31, 2026, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,116,926. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of March 31, 2026. The probability is re-evaluated each reporting period. As of March 31, 2026, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2026, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 21.8 years. As of March 31, 2026, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three-months ended March 31, 2026 and 2025.

7. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three-months ended March 31, 2026 and 2025 are as follows:

	Three-months ended March 31,
	2026	2025
Net loss	$(620,612)	$(499,811)

Weighted average common shares used to calculate net loss per share	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	-
Redeemable convertible preferred stock	-	-
Stock options and warrants to purchase common stock	-	-
Weighted average common shares used to calculate diluted net loss per share	90,477,798	90,477,798

Net loss per share – basic and diluted	$(0.01)	$(0.01)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three-months ended March 31, 2026 and 2025 are shown below:

	Three-months ended March 31,
	2026	2025

Warrants to purchase redeemable convertible preferred stock	2,499,900	2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671
Stock options and warrants to purchase common stock	14,194,561	15,428,228
Total potential common shares excluded	27,001,132	28,234,799

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

The accounting policies of the financial market data segment are the same as those described in the summary of accounting policies. The Chief Operating Decision Makers (CODM) are the CEOs of QuoteMedia, Inc. and its wholly owned subsidiary QuoteMedia Ltd. CODM assesses performance and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODM also uses consolidated gross profit to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the financial market data segment or into other parts of the entity, such as for acquisitions. Consolidated gross profit is reported on the consolidated statements of operations as gross profit. Consolidated net loss and gross profit are used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

9. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the years ended March 31, 2026 and 2025, revenue from Canada accounted for approximately 37% and 35%, respectively, of total revenue.

Customer Concentration

The following table summarizes customers comprising 10% or more of revenue for the three-months ended March 31,

	2026	2025
Customer A	11%	11%

ITEM 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025 and other reports filed from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, or “QuoteMedia” refer to QuoteMedia, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission.

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

Approximately 37% of our revenue and 38% of our expenses are denominated in Canadian dollars and because our Canadian dollar revenue and expenses are evenly matched, exchange rate fluctuations have minimal impact on our net loss and cash flows.

Our revenue increased 15% in Q1 2026 versus the comparative 2025 quarter. Based on revenue already under contract we expect similar revenue growth for the remainder of fiscal 2026.

Our development cost expense significantly increased this quarter due to a higher percentage of development salaries being expensed rather than capitalized, as more development time was spent on system maintenance and other development activities that did not meet the criteria for capitalization. While this had no impact on our cash flow, it had a negative impact on our earnings as we are expensing development costs in the current period related to past capitalized development. We expect this trend to continue for the remainder of 2026, although its impact will diminish over time.

We incurred some one-time expenses totaling approximately $230,000 during the quarter (see Cost of Revenue discussion below), which, along with the impact of capitalized development costs, significantly impacted our net loss for the quarter. For the remainder of fiscal 2026 we expect our bottom line to improve without the non-recurring expense noted above and the impact of capitalized development costs diminishes.

Plan of Operation

For the remainder of 2026 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. We plan to continue to leverage artificial intelligence (AI) tools, where possible, to automate this process. This expansion is expected to result in both increased revenue and costs for the fiscal year 2026.

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

Important development projects for the remainder of 2026 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

New deployments of our trade integration capabilities, which allow our Quotestream applications to interact with our brokerage clients’ back-end trade execution and reporting platforms (enabling on-the-fly trade execution and tracking of holdings) are underway and will continue to be a priority for the remainder of the year.

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

Critical Accounting Policies and Estimates

In the 2025 Annual Report, we disclose our critical accounting policies and estimates upon which our consolidated financial statements are derived. There have been no material changes to these policies since December 31, 2025. Readers are encouraged to read the 2025 Annual Report in conjunction.

Results of Operations

Revenue

Three-months ended March 31,	2026	2025	Change ($)	Change (%)

Corporate Quotestream	$2,298,939	$1,972,466	$326,473	17%
Individual Quotestream	453,458	456,948	(3,490)	(1)%
Total Portfolio Management Systems	2,752,397	2,429,414	322,983	13%

Interactive Content and Data APIs	2,777,875	2,394,942	382,933	16%

Total subscription revenue	$5,530,272	$4,824,356	$705,916	15%

Total licensing revenue increased 15% for the three-months ended March 31, 2026 from the comparative 2025 period.

Total Portfolio Management Systems revenue increased 13% for the three-months ended March 31, 2026 from the comparative 2025 period. Corporate Quotestream revenue increased 17% from the comparative 2025 period. The increase was due to increases in both the number of customers and the average revenue per customer from the comparative period.

Individual Quotestream revenue was relatively flat, decreasing 1% for the three-months ended March 31, 2026 from the comparative 2025 period.

Interactive Content and Data APIs revenue increased 16% for the three-months ended March 31, 2026 from the comparative period in 2025 due to increases in both the number of customers and the average revenue per customer from the comparative period.

Cost of Revenue and Gross Profit Summary

Three-months ended March 31,	2026	2025	Change ($)	Change (%)

Cost of revenue	$3,012,205	$2,715,855	$296,350	11%
Gross profit	$2,518,067	$2,108,501	$409,566	19%
Gross margin %	46%	44%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 11% for the three-months ended March 31, 2026 from the comparative period in 2025. This was mainly due to some one-time, non-recurring expenses related to data licensing, processing and delivery, that amounted to approximately $230,000.

Notwithstanding impact of the one-time fee noted above, our cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 46% for the three-months ended March 31, 2026 from 44% in the comparative 2025 period.

Operating Expenses Summary

Three-months ended March 31,	2026	2025	Change ($)	Change (%)

Sales and marketing	$864,290	$821,864	$42,426	5%
General and administrative	826,737	704,494	122,243	17%
Software development	1,451,926	1,019,378	432,548	42%
Total operating expenses	$3,142,953	$2,545,736	$597,217	23%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses increased 5% for the three-months ended March 31, 2026, when compared to the same period in 2025. The increase was mainly due to additional sales personnel added since the comparative quarter.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 17% for the three-months ended March 31, 2026, when compared to the same period in 2025. The increase is mainly a result of an increase in professional fees from the comparative period, offset by a decrease in office rent expense. We downsized our office space in Vancouver, Canada effective September 1, 2025 when our existing lease terminated, as our development staff now primarily work remotely

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 42% for the three-months ended March 31, 2026 when compared to the same period in 2025, due to lower capitalization of development costs and therefore higher immediate expense recognition. We capitalized 9% of development costs this quarter versus 27% the comparative period.

We capitalized $173,683 and $523,599 of development costs for the three-month periods ended March 31, 2026 and 2025, respectively. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended March 31,	2026	2025

Foreign exchange gain	$30,074	$5,962
Interest expense, net	(25,246)	(2,387)
Total other income (expense), net	$4,828	$3,575

Foreign Exchange Gain

We incurred foreign exchange gains of $30,074 and $5,962 for the three-months periods ended March 31, 2026 and 2025, respectively. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances. Net interest expense of $25,246 and $2,387 were incurred for the three-months periods ended March 31, 2026 and 2025, respectively. The increase was due to increased vendor finance charges.

Provision for Income Taxes

For the three-months periods ended March 31, 2026 and 2025, the Company recorded $554 and $66,151 in income tax expenses, respectively.

Net Loss for the Period

As a result of the foregoing, our net losses for the three-months periods ended March 31, 2026 and 2025 were $620,612 and $499,811, respectively. The basic and diluted loss per share was $(0.01) for the three-months periods ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our cash totaled $521,684 at March 31, 2026, as compared with $319,889 at December 31, 2025, an increase of $201,795. Net cash of $ 384,672 was provided by operations for the three-months ended March 31, 2026, primarily due to adjustments for non-cash charges and an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. This was offset by our net loss. Net cash used in investing activities for the three-months ended March 31, 2026 was $182,877, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit. As of March 31, 2026, our working capital deficit was $4,646,488, however current liabilities include $1,691,713 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through March 2027. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Foreign Exchange Risk

Currently, approximately 37% of our consolidated revenue and 38% of our consolidated expenses are denominated in Canadian dollars. Since currently our Canadian dollar revenue and expenses are closely matched, our consolidated cashflows are not significantly impacted by foreign exchange fluctuations.

Off-Balance Sheet Arrangements

At March 31, 2026 and December 31, 2025, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 14, 2026

