Form 10-Q
period 2026-06-30
QUOTEMEDIA INC
filed 2026-08-14
CIK 1101433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

The Registrant has 90,477,798 shares of common stock outstanding as of July 31, 2026.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$186,986	$319,889
Accounts receivable, net	1,228,307	1,202,816
Prepaid expenses	134,310	78,494
Other current assets	265,184	242,280
Total current assets	1,814,787	1,843,479

Deposits	9,707	29,200
Property and equipment, net	162,002	173,937
Capitalized internal-use software development costs, net	2,507,935	3,405,884
Goodwill	110,000	110,000
Intangible assets	35,803	40,995
Operating lease right-of-use assets (see note 5)	341,962	169,735

Total assets	$4,982,196	$5,773,230

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$4,902,849	$4,569,306
Deferred revenue (see note 3)	1,500,198	1,589,900
Current portion of operating lease liabilities (see note 5)	55,379	53,757
Total current liabilities	6,458,426	6,212,963

Long-term liabilities:
Long-term portion of deferred revenue (see note 3)	70,544	282,756
Long-term portion of operating lease liabilities (see note 5)	276,627	117,853
Total long-term liabilities	347,171	400,609

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at June 30, 2026 and December 31, 2025 (see note 6)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at June 30, 2026 and December 31, 2025	90,479	90,479
Additional paid-in capital	19,590,625	19,590,625
Accumulated deficit	(24,488,362)	(23,505,303)
Total stockholders’ deficit	(1,823,401)	(840,342)

Total liabilities and stockholders’ deficit	$4,982,196	$5,773,230

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025

REVENUE (see note 3)	$5,450,127	$4,929,211	$10,980,399	$9,753,567

COST OF REVENUE	2,707,441	2,646,096	5,719,646	5,361,951

GROSS PROFIT	2,742,686	2,283,115	5,260,753	4,391,616

OPERATING EXPENSES

Sales and marketing	847,611	878,569	1,711,901	1,700,433
General and administrative	755,087	841,215	1,581,824	1,545,709
Software development	1,516,056	1,292,898	2,967,982	2,312,276
Total operating expenses	3,118,754	3,012,682	6,261,707	5,558,418

OPERATING LOSS	(376,068)	(729,567)	(1,000,954)	(1,166,802)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	24,393	(107,865)	54,467	(101,903)
Interest expense	(10,797)	(13,380)	(36,043)	(15,767)
Total other income (expenses)	13,596	(121,245)	18,424	(117,670)
NET LOSS BEFORE INCOME TAXES	(362,472)	(850,812)	(982,530)	(1,284,472)

Income tax expense	25	(2,770)	(529)	(68,921)

NET LOSS	$(362,447)	$(853,582)	$(983,059)	$(1,353,393)

LOSS PER SHARE (see note 7)

Basic loss per share – basic & diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basics & diluted	90,477,798	90,477,798	90,477,798	90,477,798

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the three and six-months ended June 30, 2026

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(24,125,915)	$(1,460,954)

Net loss	-	-	-	-	-	(362,447)	(362,447)

Balance, June 30, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(24,488,362)	$(1,823,401)

	Series A Redeemable Convertible Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(23,505,303)	$(840,342)

Net loss	-	-	-	-	-	(983,059)	(983,059)

Balance, June 30, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(24,488,362)	$(1,823,401)

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

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended June 30,
	2026	2025

OPERATING ACTIVITIES:

Net loss	$(983,059)	$(1,353,393)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,284,547	1,591,898
Allowance for doubtful accounts	(143,928)	211,870
Stock-based compensation expense – common stock warrants	-	42,294
Changes in assets and liabilities:
Accounts receivable	118,437	(272,513)
Prepaid expenses	(55,816)	3,571
Other current assets	(22,904)	(41,882)
Deposits	19,493	(573)
Accounts payable, accrued and other liabilities	321,712	487,991
Deferred revenue	(301,914)	24,794
Net cash provided by operating activities	236,568	694,057

INVESTING ACTIVITIES:

Purchase of property and equipment	(33,092)	(27,115)
Capitalized application software	(336,379)	(838,117)
Net cash used in investing activities	(369,471)	(865,232)

Net decrease in cash	(132,903)	(171,175)

Cash and equivalents, beginning of period	319,889	585,319

Cash and equivalents, end of period	$186,986	$414,144

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of June 30, 2026 through the filing of this report.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2026, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). The allowance for doubtful accounts was $390,000 as of June 30, 2026 and $570,000 at December 31, 2025, respectively. Bad debt expenses were $37,008 and $102,558 for the three-months ended June 30, 2026 and 2025 and $36,072 and $111,870 for the six-months ended June 30, 2026 and 2025, respectively.

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

f) Accounting Pronouncements

Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires improved disclosure of the nature and disaggregation of income statement expenses. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

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

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025
Portfolio Management Systems
Corporate Quotestream	$2,204,849	$2,024,826	$4,503,788	$3,997,292
Individual Quotestream	454,700	462,109	908,158	919,057
Interactive Content and Data APIs	2,790,578	2,442,276	5,568,453	4,837,218
Total revenue	$5,450,127	$4,929,211	$10,980,399	$9,753,567

Deferred Revenue

Changes in deferred revenue were as follows for the six-month periods ended June 30,

	2026	2025

Beginning balance at Jan 1,	$1,872,656	$2,401,479
Revenue recognized in the current period from the amounts in the beginning balance	(1,217,421)	(1,183,912)
New deferrals, net of amounts recognized in the current period	911,234	1,219,437
Effects of foreign currency translation	4,273	(10,731)
Total deferred revenue	$1,570,742	$2,426,273

Current portion of deferred revenue	$1,500,198	$2,087,471
Long-term portion of deferred revenue	70,544	338,802
Total deferred revenue	$1,570,742	$2,426,273

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $322,103 as of June 30, 2026. We expect to recognize approximately 81% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2021 for approximately $6,500 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At June 30, 2026 $101,010 was due to 410734 B.C. Ltd. and at December 31, 2025 $62,883 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At June 30, 2026 and December 31, 2025, there was $83,946 and $62,883 due to Bravenet related to this agreement, respectively. Also, on February 25, 2025, Bravenet advanced the Company $69,000. There are no fixed repayment terms and no interest charged on the advance. David M. Shworan is a control person of Bravenet. At June 30, 2026 and December 31, 2025, there was $70,368 and $72,924 due to Bravenet related to this advance.

At June 30, 2026 and December 31, 2025, $85,817 was owed to David M. Shworan related to an unpaid bonus earned in 2022.

At June 30, 2026 and December 31, 2025, there were $153,095 and $139,670 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

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

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
Operating Leases

Operating lease right-of-use assets	$341,962	$169,735

Current portion of operating lease liability	$55,379	$53,757
Long-term portion of operating lease liability	276,627	117,853
Total operating lease liability	$332,006	$171,610

	June 30, 2026	December 31, 2025

Weighted Average Remaining Lease Term
Operating leases	4.3 years	4.0 years
Weighted Average Discount Rate
Operating leases	7.4%	7.6%

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases

2026 (excluding the six-months ended June 30, 2026)	$37,626
2027	79,815
2028	86,735
2029	89,458
2030	83,631
2031	18,248
Total lease payments	395,513
Less imputed interest	(63,507)
Total	$332,006

The components of lease expense for the three and six-months ended June 30, 2026 and 2025 were as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025
Operating lease costs:
Operating lease costs	$20,999	$54,704	$52,361	$109,042
Short-term lease costs	28,910	28,460	57,757	56,840
Total operating lease costs	$49,909	$83,164	$110,118	$165,882

Supplemental cash flow information for the six-months ended June 30, 2026 and 2025 related to leases was as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,603	$109,040

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$209,461	$-

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK ANDSTOCKHOLDERS’ DEFICIT

a) Redeemable Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 non-designated preferred shares at the Board of Directors’ discretion.

A total of 550,000 shares of the Company’s preferred stock are designated as “Series A Redeemable Convertible Preferred Stock.” The Series A redeemable convertible preferred stock has no dividend or voting rights.

At June 30, 2026 and December 31, 2025, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three and six-months ended June 30, 2026 and 2025.

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

b) Common stock

No shares of common stock were issued during the three and dix-months ended June 30, 2026 and 2025.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and six-months ended June 30, 2026 and 2025 was comprised as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025

Sales and marketing	$-	$42,294	$-	$42,294
Total stock-based compensation expense	$-	$42,294	$-	$42,294

Common Stock Options and Warrants

There were 25,772,803 fully vested common stock warrants and options outstanding at June 30, 2026 and December 31, 2025 at a weighted-average grant date exercise price of $0.06. No stock options or warrants to purchase common stock were granted or exercised during the three and six-months ended June 30, 2026 and 2025.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at June 30, 2026:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.79	$0.06

At June 30, 2026, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At June 30, 2026, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,374,654. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of June 30, 2026. The probability is re-evaluated each reporting period. As of June 30, 2026, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2026, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 21.8 years. As of June 30, 2026, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and six-months ended June 30, 2026 and 2025.

7. LOSSPER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and six-months ended June 30, 2026 and 2025 are as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025

Net loss	$(362,447)	$(853,582)	$(983,059)	$(1,353,393)

Weighted average common shares used to calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable convertible preferred stock	-	-	-	-
Redeemable convertible preferred stock	-	-	-	-
Stock options and warrants to purchase common stock	-	-	-	-
Weighted average common shares used to calculate diluted net income per share	90,477,798	90,477,798	90,477,798	90,477,798

Net loss per share – basic & diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and six-months ended June 30, 2026 and 2025 are shown below:

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025
Warrants to purchase redeemable convertible preferred stock	$2,499,900	$2,499,900	$2,499,900	$2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Stock options and warrants to purchase common stock	14,822,058	14,952,385	14,545,870	15,198,906
Total potential common shares excluded	$27,628,629	$27,758,956	$27,352,441	$28,005,477

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

QUOTEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

9. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the three-months ended June 30, 2026 and 2025, revenue from Canada accounted for approximately 37% and 36%, respectively, of total revenue. For the six-months ended June 30, 2026 and 2025, revenue from Canada accounted for approximately 37% and 35%, respectively, of total revenue.

Customer Concentration

The following table summarizes customers comprising 10% or more of revenue for the three and six-months ended June 30,

	Three-months ended June 30,		Six-months ended June 30,
	2026	2025	2026	2025

Customer A	11%	12%	11%	11%

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

Our revenue increased 11% in Q2 2026 versus the comparative 2025 quarter. Based on revenue already under contract we expect similar revenue growth for the remainder of fiscal 2026.

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

For the remainder of fiscal 2026 we expect our bottom line to improve as our revenue grows and the impact of capitalized development costs diminishes.

Plan of Operation

For the remainder of 2026 we plan to continue to expand our product lines and improve our infrastructure. We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration. We plan to continue to leverage artificial intelligence (AI) tools, where possible, to automate this process. This expansion is expected to result in both increased revenue and costs for the remainder of 2026.

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

Results of Operations

Revenue

Three-months ended June 30,	2026	2025	Change ($)	Change (%)

Corporate Quotestream	$2,204,849	$2,024,826	$180,023	9%
Individual Quotestream	454,700	462,109	(7,409)	(2%)
Total Portfolio Management Systems	2,659,549	2,486,935	172,614	7%

Interactive Content and Data APIs	2,790,578	2,442,276	348,302	14%

Total subscription revenue	$5,450,127	$4,929,211	$520,916	11%

Six-months ended June 30,	2026	2025	Change ($)	Change (%)

Corporate Quotestream	$4,503,788	$3,997,292	$506,496	13%
Individual Quotestream	908,158	919,057	(10,899)	(1%)
Total Portfolio Management Systems	5,411,946	4,916,349	495,597	10%

Interactive Content and Data APIs	5,568,453	4,837,218	731,235	15%

Total subscription revenue	$10,980,399	$9,753,567	$1,226,832	13%

Total licensing revenue increased 11% and 13% for the three and six-months ended June 30, 2026 from the comparative 2025 periods.

Total Portfolio Management Systems revenue increased 7% and 10% for the three and six-months ended June 30, 2026 from the comparative 2025 periods.

Corporate Quotestream revenue increased 9% and 13% for the three and six-months ended June 30, 2026 from the comparative 2025 periods. The increases were due to increases in both the number of customers and the average revenue per customer from the comparative periods.

Individual Quotestream revenue was relatively flat, decreasing 2% and 1% for the three and six-months ended June 30, 2026 from the comparative 2025 periods.

Interactive Content and Data APIs revenue increased 14% and 15% for the three and six-months ended June 30, 2026 from the comparative 2025 periods due to increases in both the number of customers and the average revenue per customer from the comparative periods.

Cost of Revenue and Gross Profit Summary

Three-months ended June 30,	2026	2025	Change ($)	Change (%)

Cost of revenue	$2,707,441	$2,646,096	$61,345	2%
Gross profit	$2,742,686	$2,283,115	$459,571	20%
Gross margin %	50%	46%

Six-months ended June 30,	2026	2025	Change ($)	Change (%)

Cost of revenue	$5,719,646	$5,361,951	$357,695	7%
Gross profit	$5,260,753	$4,391,616	$869,137	20%
Gross margin %	48%	45%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue increased 2% for the three-months ended June 30, 2026 from the comparative period in 2025, mainly due to increased data storage fees related to our growth, offset by a decrease in amortization expenses related to development costs.

Our cost of revenue increased 7% for the six-months ended June 30, 2026 from the comparative period in 2025. This was mainly due to some one-time, non-recurring expenses in March 2026 related to data licensing, processing and delivery, that amounted to approximately $230,000 and increased data storage fees related to our growth. This was offset by a decrease in amortization expenses related to development costs.

Our cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 50% and 48% for the three and six-months ended June 30, 2026 from 46% and 45% in the comparative periods in 2025, respectively.

Operating Expenses Summary

Three-months ended June 30,	2026	2025	Change ($)	Change (%)

Sales and marketing	$847,611	$878,569	$(30,958)	(4%)
General and administrative	755,087	841,215	(86,128)	(10%)
Software development	1,516,056	1,292,898	223,158	17%
Total operating expenses	$3,118,754	$3,012,682	$106,072	4%

Six-months ended June 30,	2026	2025	Change ($)	Change (%)

Sales and marketing	$1,711,901	$1,700,433	$11,468	1%
General and administrative	1,581,824	1,545,709	36,115	2%
Software development	2,967,982	2,312,276	655,706	28%
Total operating expenses	$6,261,707	$5,558,418	$703,289	13%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses decreased 4% for the three-months ended June 30, 2026, compared to the same period in 2025. The decrease was mainly due to stock-based compensation expenses incurred in the comparative Q2 2025 period. Sales and marketing expenses for the six-months ended June 30, 2026 were relatively flat when compared to the same period in 2025, increasing by 1%.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses decreased 10% for the three-months ended June 30, 2026 when compared to the same period in 2025. The decrease is mainly a result of a decreases in bad debt expense, office rent expense, and professional fees from the comparative period. We downsized our office space in Vancouver, Canada effective September 1, 2025 when our existing lease terminated, as our development staff now primarily work remotely. We also changed principal accountants effective Q1 2026 which lowered our professional fee expense during the quarter. The decreases were offset by an increase in fees related to artificial intelligence (AI) tools.

General and administrative expenses increased 2% for the six-months ended June 30, 2026 when compared to the same period in 2025.  The increase is mainly due to increase in fees related to artificial intelligence (AI) tools and increased professional fees related to year end audit services performed by our previous principal accountants. These increases were offset by a decrease in bad debt and office rent expenses.

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 17% and 28% for the three and six-months ended June 30, 2026 when compared to the same periods in 2025, due to lower capitalization of development costs and therefore higher immediate expense recognition. We capitalized 8% of development costs for the three and six-months ended June 30, 206 versus 16% and 21% in the comparative 2025 periods.

We capitalized $162,696 and $314,519 of development costs for the three-months periods ended June 30, 2026 and 2025, respectively. We capitalized $336,379 and $838,118 of development costs for the six-months periods ended June 30, 2026 and 2025, respectively. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended June 30,	2026	2025

Foreign exchange gain (loss)	$24,393	$(107,865)
Interest expense, net	(10,797)	(13,380)
Total other income (expense), net	$13,596	$(121,245)

Six-months ended June 30,	2026	2025

Foreign exchange gain (loss)	$54,467	$(101,903)
Interest expense, net	(36,043)	(15,767)
Total other income (expenses), net	$18,424	$(117,670)

Foreign Exchange Gain

We incurred foreign exchange gains of $24,393 and $54,467 for the three and six-months ended June 30, 2026. We incurred foreign exchange losses of $107,865 and $101,903 for the three and six-months ended June 30, 2025. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances. Net interest expense of $10,797 and $36,043 were incurred for the three and six-months periods ended June 30, 2026. Net interest expense of $13,380 and $15,767 were incurred for the three and six-months periods ended June 30, 2026 The increase was due to increased vendor finance charges.

Provision for Income Taxes

For the three and six-months periods ended June 30, 2026, the Company recorded $(25) and $529 in income tax expense (recovery). For the three and six-months periods ended June 30, 2025, the Company recorded $2,770 and $68,921 in income tax expenses.

Net Loss for the Period

As a result of the foregoing, our net losses for the three-months periods ended June 30, 2026 and 2025 were $362,447 and $853,582, respectively. The basic and diluted loss per share was $(0.00) and $(0.01) for the three-months periods ended June 30, 2026 and 2025, respectively. Our net losses for the six-months periods ended June 30, 2026 and 2025 were $983,059 and $1,353,393, respectively. The basic and diluted loss per share was $(0.01) for the six-months periods ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our cash totaled $186,986 at June 30, 2026, as compared with $319,889 at December 31, 2025, a decrease of $132,903. Net cash of $236,568 was provided by operations for the six-months ended June 30, 2026, primarily due to adjustments for non-cash charges and an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. This was offset by our net loss and a decrease in deferred revenue. Net cash used in investing activities for the six-months ended June 30, 2026 was $369,471, due to capitalized application software costs and purchases of computer equipment.

We typically operate with a working capital deficit. As of June 30, 2026, our working capital deficit was $4,643,639, however current liabilities include $1,500,198 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal. If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through June 2027. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

At June 30, 2026 and December 31, 2025, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2026

