Form 10-Q
period 2026-09-30
QUOTEMEDIA INC
filed 2026-11-12
CIK 1101433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

The Registrant has 90,477,798 shares of common stock outstanding as of November 4, 2026.

QUOTEMEDIA, INC.

FORM 10-Q for the Quarter Ended September 30, 2026

INDEX

		Page
Part I.	Financial Information

Item 1.	Consolidated financial statements	3

	Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025	3

	Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2026 and 2025	4

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine-months ended September 30, 2026	5

	Condensed Consolidated Statements of Changes in Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine-months ended September 30, 2025	6

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2026 and 2025	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$393,633	$319,889
Accounts receivable, net	1,260,932	1,202,816
Prepaid expenses	166,251	78,494
Other current assets	277,198	242,280
Total current assets	2,098,014	1,843,479

Noncurrent assets:
Deposits	9,703	29,200
Property and equipment, net	179,329	173,937
Capitalized internal-use software development costs, net	2,108,817	3,405,884
Goodwill	110,000	110,000
Intangible assets	33,207	40,995
Operating lease right-of-use assets (see note 5)	345,769	169,735
Total noncurrent assets	2,786,825	3,929,751

Total assets	$4,884,839	$5,773,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$5,142,776	$4,569,306
Deferred revenue (see note 3)	1,327,814	1,589,900
Current portion of operating lease liabilities (see note 5)	58,822	53,757
Total current liabilities	6,529,412	6,212,963

Long-term liabilities:
Long-term portion of deferred revenue (see note 3)	35,170	282,756
Long-term portion of operating lease liabilities (see note 5)	277,213	117,853
Total long-term liabilities	312,383	400,609

Total liabilities	6,841,795	6,613,572

Stockholders’ deficit:
Preferred stock, 10,000,000 shares authorized:
Series A Redeemable Convertible Preferred stock, $0.001 par value,
550,000 shares designated; shares issued and outstanding:
123,685 at September 30, 2026 and December 31, 2025 (see note 6)	2,983,857	2,983,857
Common stock, $0.001 par value, 150,000,000 shares authorized, shares issued and
outstanding: 90,477,798 at September 30, 2026 and December 31, 2025	90,479	90,479
Additional paid-in capital	19,614,625	19,590,625
Accumulated deficit	(24,645,917)	(23,505,303)
Total stockholders’ deficit	(1,956,956)	(840,342)

Total liabilities and stockholders’ deficit	$4,884,839	$5,773,230

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025

REVENUE (see note 3)	$5,601,427	$5,154,555	$16,581,826	$14,908,122

COST OF REVENUE	2,563,925	2,656,171	8,283,571	8,018,122

GROSS PROFIT	3,037,502	2,498,384	8,298,255	6,890,000

OPERATING EXPENSES

Sales and marketing	816,103	827,596	2,528,004	2,528,029
General and administrative	773,335	704,939	2,355,159	2,250,648
Software development	1,571,550	1,340,225	4,539,532	3,652,501
Total operating expenses	3,160,988	2,872,760	9,422,695	8,431,178

OPERATING LOSS	(123,486)	(374,376)	(1,124,440)	(1,541,178)

OTHER INCOME (EXPENSES)

Foreign exchange gain (loss)	(22,961)	25,449	31,506	(76,454)
Interest expense	(10,594)	(18,222)	(46,637)	(33,989)
Total other income (expenses)	(33,555)	7,227	(15,131)	(110,443)

NET LOSS BEFORE INCOME TAXES	(157,041)	(367,149)	(1,139,571)	(1,651,621)

Income tax expense	(514)	(43)	(1,043)	(68,964)

NET LOSS	$(157,555)	$(367,192)	$(1,140,614)	$(1,720,585)

LOSS PER SHARE (see note 7)

Basic loss per share – basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (see note 7)

Basics & diluted	90,477,798	90,477,798	90,477,798	90,477,798

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the three and nine-months ended September 30, 2026

 (UNAUDITED)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, June 30, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(24,488,362)	$(1,823,401)

Stock-based compensation					24,000		24,000

Net loss	-	-	-	-	-	(157,555)	(157,555)

Balance, September 30, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,614,625	$(24,645,917)	$(1,956,956)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2025	123,685	$2,983,857	90,477,798	$90,479	$19,590,625	$(23,505,303)	$(840,342)

Stock-based compensation					24,000		24,000

Net loss	-	-	-	-	-	(1,140,614)	(1,140,614)

Balance, September 30, 2026	123,685	$2,983,857	90,477,798	$90,479	$19,614,625	$(24,645,917)	$(1,956,956)

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

QUOTEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-months ended September 30,
	2026	2025

OPERATING ACTIVITIES:

Net loss	$(1,140,614)	$(1,720,585)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,847,022	2,343,936
Allowance for doubtful accounts	(75,762)	221,159
Stock-based compensation expense – common stock warrants	24,000	42,294
Changes in assets and liabilities:
Accounts receivable	17,646	(320,728)
Prepaid expenses	(87,757)	(16,396)
Other current assets	(34,918)	(53,078)
Deposits	19,497	(1,224)
Accounts payable, accrued and other liabilities	361,861	585,013
Deferred revenue	(509,672)	(248,236)
Net cash provided by operating activities	421,303	832,155

INVESTING ACTIVITIES:

Purchase of property and equipment	(72,111)	(42,583)
Capitalized internal-use development costs	(475,448)	(1,093,748)
Net cash used in investing activities	(547,559)	(1,136,331)

FINANCING ACTIVITIES:

Advance from related party	200,000	-
Net cash provided used in financing activities	200,000	-

Net increase (decrease) in cash	73,744	(304,176)

Cash and equivalents, beginning of period	319,889	585,319

Cash and equivalents, end of period	$393,633	$281,143

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

QUOTEMEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the condensed consolidated financial statements, management evaluated subsequent events after the balance sheet date of September 30, 2026 through the filing of this report.

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

d) Allowances for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2026, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  The allowance for doubtful accounts was $470,000 as of September 30, 2026 and $570,000 at December 31, 2025, respectively. Bad debt expenses were $68,166 and $9,289 for the three-months ended September 30, 2026 and 2025 and $104,238 and $121,159 for the nine-months ended September 30, 2026 and 2025, respectively.

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

In December 2025, the Financial Accounting Standards Board (“FASB”)  issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of this guidance on our interim disclosures.

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

In May 2026, the Financial Accounting Standards Board (“FASB”)  issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments will be effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2028.  The Company does not expect this update to have a material impact on its consolidated financial statements

In December 2025, the Financial Accounting Standards Board (“FASB”)  issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for the Company’s annual periods beginning January 1, 2029. The Company does not expect this update to have a material impact on its consolidated financial statements

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. REVENUE

Disaggregated Revenue

The Company provides market data, financial web content solutions and cloud-based applications. Revenue by type of service consists of the following:

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025
Portfolio Management Systems
Corporate Quotestream	$2,158,626	$2,113,628	$6,662,414	$6,110,920
Individual Quotestream	432,685	458,747	1,340,843	1,377,804
Interactive Content and Data APIs	3,010,116	2,582,180	8,578,569	7,419,398
Total revenue	$5,601,427	$5,154,555	$16,581,826	$14,908,122

QUOTEMEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Revenue

Changes in deferred revenue were as follows for the nine-month periods ended September 30,

	2026	2025
Beginning balance at Jan 1,	$1,872,656	$2,401,479
Revenue recognized in the current period from the amounts in the beginning balance	(1,634,722)	(1,505,205)
New deferrals, net of amounts recognized in the current period	1,113,291	1,275,984
Effects of foreign currency translation	11,759	(19,015)
Total deferred revenue	$1,362,984	$2,153,243
Current portion of deferred revenue	$1,327,814	$1,992,355
Long-term portion of deferred revenue	35,170	160,888
Total deferred revenue	$1,362,984	$2,153,243

For contracts greater than one year in duration, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $2,317,268 as of September 30, 2026. We expect to recognize approximately 36% of our total remaining performance obligation revenue over the next 12 months and the remainder thereafter.

Practical Expedients

The Company applies a practical expedient and does not disclose the value of the remaining performance obligations for contracts that are less than one year in duration.

4. RELATED PARTIES

The Company entered into a five-year office lease with 410734 B.C. Ltd. effective May 1, 2026 for approximately $7,000 per month. David M. Shworan, CEO of Quotemedia Ltd., is a control person of 410734 B.C. Ltd. At September 30, 2026 $123,273 was due to 410734 B.C. Ltd. and at December 31, 2025 $62,883 was due to 410734 B.C. Ltd.

The Company pays a monthly marketing service fee of $3,000 to Bravenet Web Services, Inc. (“Bravenet”). At September 30, 2026 and December 31, 2025, there was $95,285 and $62,883 due to Bravenet related to this agreement, respectively. Also, on September 28, 2026, Bravenet advanced the Company an additional $200,000. There are no fixed repayment terms and no interest charged on the advance. David M. Shworan is a control person of Bravenet. At September 30, 2026 and December 31, 2025, there was $270,323 and $72,924 due to Bravenet related to this advance.

At September 30, 2026 and December 31, 2025, $85,817 was owed to David M. Shworan related to an unpaid bonus earned in 2022.

At September 30, 2026 and December 31, 2025, there were $165,795 and $139,670 in unreimbursed expenses owed to Keith Randall, CEO of Quotemedia, Inc., respectively.

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

QUOTEMEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

Changes in right-of-use assets and operating lease liabilities were as follows for the nine-month periods ended September 30:

Right-of-use Assets, net	2026	2025

Beginning balance at January 1,	$169,735	$188,663
Additions during the period	245,761	141,903
Right-of-use credits for the period	(69,727)	(133,661)
Right-of-use assets, net	$345,769	$196,905

Operating Lease Liability

Beginning balance at January 1,	$166,012	$184,655
Additions during the period	219,260	141,903
Interest portion of lease payments made during the period	7,894	8,243
Lease payments made during the period	(57,131)	(139,650)
Total operating lease liability	$336,035	$195,151

Current portion of operating lease liability	$58,822	$75,876
Long-term portion of operating lease liability	277,213	119,275
Total operating lease liability	$336,035	$195,151

	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating leases	4.0 years	4.0 years
Weighted Average Discount Rate
Operating leases	7.4%	7.6%

Maturities of lease liabilities were as follows:

Year ending December 31,	Operating Leases
2026 (excluding the nine-months ended September 30, 2026)	$18,959
2027	85,678
2028	91,609
2029	93,837
2030	87,029
2031	19,222
Total lease payments	396,334
Less imputed interest	(60,299)
Total	$336,035

QUOTEMEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of lease expense for the three and nine-months ended September 30, 2026 and 2025 were as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025
Operating lease costs:
Operating lease costs	$8,869	$32,898	$61,230	$141,940
Short-term lease costs	29,040	28,589	86,797	85,429
Total operating lease costs	$37,909	$61,487	$148,027	$227,369

Supplemental cash flow information for the nine-months ended September 30, 2026 and 2025 related to leases was as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,898	$140,329

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$219,260	$141,903

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

At September 30, 2026 and December 31, 2025, 123,685 shares of Series A redeemable convertible preferred stock were outstanding. No shares of Series A redeemable convertible preferred stock were issued or redeemed during the three and nine-months ended September 30, 2026 and 2025.

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

b) Common stock

No shares of common stock were issued during the three and nine-months ended September 30, 2026 and 2025.

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

Total stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three and nine-months ended September 30, 2026 and 2025 was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025

Sales and marketing	$-	$-	$-	$42,294
General and administrative expense	24,000	-	24,000	-
Total stock-based compensation expense	$24,000	$-	$24,000	$42,294

QUOTEMEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock Options and Warrants

The following table summarizes the Company’s common stock option and warrant activity for the nine-months ended September 30, 2026:

	Common Stock Options and Warrants	Weighted-Average Grant Date Exercise Price
Outstanding at December 31, 2025	25,772,803	$0.06
Granted during the period	3,000,000	$0.04
Canceled during the period	(3,000,000)	$0.04
Outstanding at September 30, 2026	25,772,803	$0.06

On August 28, 2026, the Company canceled 3,000,000 common stock options and warrants, granting 3,000,000 new options and warrants with expiry dates extended an additional five years. The stock-based compensation expense related to this extension was $24,000.

The following table summarizes the weighted average remaining contractual life and exercise price of common stock options and warrants outstanding and exercisable at September 30, 2026:

Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price

$0.03-0.11	25,772,803	5.87	$0.06

At September 30, 2026, there was no unrecognized compensation cost related to non-vested options and warrants granted to purchase common stock.

Management calculates the fair value of stock options and warrants granted to purchase common stock under the provisions of FASB ASC 718 using the Black-Scholes valuation model with the following assumptions:

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025

Expected dividend yield	-	N/A	-	-
Expected stock price volatility	69%	N/A	69%	64%
Risk-free interest rate	4%	N/A	4%	4%
Expected life of options (years)	2.50	N/A	2.50	2.50
Weighted average fair value of options and warrants granted	$0.11	N/A	$0.11	$0.13

All stock options and warrants to purchase common stock have been granted with exercise prices equal to or greater than the market value of the underlying common shares on the date of grant. At September 30, 2026, the aggregate intrinsic value of options and warrants outstanding and exercisable was $2,374,654. The intrinsic value of stock options and warrants are calculated as the amount by which the market price of the Company’s common stock exceeds the exercise price of the option or warrant.

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

QUOTEMEDIA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Also pursuant to the Compensation Agreement with Mr. Shworan, on December 28, 2017 the Company issued Mr. Shworan warrants to purchase up to 382,243 shares of Series A redeemable convertible preferred Stock at an exercise price equal to $1.00 per share (“liquidity preferred stock warrant”). The liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event as defined in the Company’s Certificate of Designation of Series A Redeemable Convertible Preferred Stock. The probability of the liquidity event performance condition is not currently determinable or probable; therefore, no compensation expense has been recognized as of September 30, 2026. The probability is re-evaluated each reporting period. As of September 30, 2026, there was $7,480,496 in unrecognized stock-based compensation expense related to these liquidity preferred stock warrants. Since the liquidity preferred stock warrants only vest and become exercisable on the consummation of a liquidity event which is currently determined not to be probable, management is also unable to determine the weighted-average period over which the unrecognized compensation cost will be recognized.

As of September 30, 2026, there were a total of 413,493 preferred stock warrants outstanding with a weighted average remaining contractual life of 21.3 years. As of September 30, 2026, 31,250 preferred stock warrants were exercisable. No preferred stock warrants were granted or exercised for the three and nine-months ended September 30, 2026 and 2025.

7. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of common shares outstanding, excluding the dilutive effects of common stock equivalents. Common stock equivalents include redeemable convertible preferred stock, stock options and warrants. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated using the treasury stock method by adding to the weighted shares outstanding any potential shares of common stock from outstanding redeemable convertible preferred stock, stock options and warrants that are in-the-money. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value. The calculations for basic and diluted net income per share for the three and nine-months ended September 30, 2026 and 2025 are as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025

Net loss	$(157,555)	$(367,192)	$(1,140,614)	$(1,720,585)

Weighted average common shares used to
calculate net income per share	90,477,798	90,477,798	90,477,798	90,477,798
Warrants to purchase redeemable
convertible preferred stock	-	-	-	-
Redeemable convertible preferred stock	-	-	-	-
Stock options and warrants to purchase
common stock	-	-	-	-
Weighted average common shares used to
calculate diluted net income per share	90,477,798	90,477,798	90,477,798	90,477,798

Net loss per share – basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The number of shares of potentially dilutive common stock related to options and warrants that were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive for the three and nine-months ended September 30, 2026 and 2025 are shown below:

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025
Warrants to purchase redeemable convertible preferred stock	$2,499,900	$2,499,900	$2,499,900	$2,499,900
Redeemable convertible preferred stock	10,306,671	10,306,671	10,306,671	10,306,671
Stock options and warrants to purchase common stock	14,545,870	15,118,737	14,545,870	15,159,064
Total potential common shares excluded	$27,352,441	$27,925,308	$27,352,441	$27,965,635

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

9. REVENUE CONCENTRATION

A significant portion of the Company’s revenue has historically been derived from customers outside of the United States, primarily in Canada. For the three-months ended September 30, 2026 and 2025, revenue from Canada accounted for approximately 37% of total revenue. For the Nine-months ended September 30, 2026 and 2025, revenue from Canada accounted for approximately 37% and 36%, respectively, of total revenue.

Customer Concentration

The following table summarizes customers comprising 10% or more of revenue for the three and nine-months ended September 30,

	Three-months ended September 30,		Nine-months ended September 30,
	2026	2025	2026	2025

Customer A	11%	12%	11%	12%

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

Our revenue increased 9% in Q3 2026 versus the comparative 2025 quarter.  Based on revenue already under contract we expect similar revenue growth for fiscal 2026.

Our development cost expense significantly increased this quarter due to a higher percentage of development salaries being expensed rather than capitalized, as more development time was spent on system maintenance and other development activities that did not meet the criteria for capitalization.  While this had no impact on our cash flow, it had a negative impact on our earnings as we are expensing development costs in the current period related to past capitalized development. We expect this trend to continue for the remainder of 2026 and 2027, although its impact will diminish during that time.

For the remainder of fiscal 2026 and for fiscal 2027 we expect our bottom line to continue to improve as our revenue grows and the impact of capitalized development costs diminishes.

Plan of Operation

For the remainder of 2026 and for fiscal 2027 we plan to continue to expand our product lines and improve our infrastructure.  We plan to continue to add more features and data to our existing products and release newer versions with improved performance and flexibility for client integration.  We plan to continue to leverage artificial intelligence (AI) tools, where possible, to automate this process.  This expansion is expected to result in both increased revenue and costs for the remainder of 2026 and for fiscal 2027.

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

Important development projects for the remainder of 2026 and for fiscal 2027 include broad expansion of data and news coverage, including the addition of a wide array of international exchange data and news, video feeds, expansion of fixed-income coverage, and the introduction of several new and upgraded market information products.

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

Results of Operations

Revenue

Three-months ended September 30,	2026	2025	Change ($)	Change (%)

Corporate Quotestream	$2,158,626	$2,113,628	$44,998	2%
Individual Quotestream	432,685	458,747	(26,062)	(6)%
Total Portfolio Management Systems	2,591,311	2,572,375	18,936	1%

Interactive Content and Data APIs	3,010,116	2,582,180	427,936	17%

Total subscription revenue	$5,601,427	$5,154,555	$446,872	9%

Nine-months ended September 30,	2026	2025	Change ($)	Change (%)

Corporate Quotestream	$6,662,414	$6,110,920	$551,494	9%
Individual Quotestream	1,340,843	1,377,804	(36,961)	(3)%
Total Portfolio Management Systems	8,003,257	7,488,724	514,533	7%

Interactive Content and Data APIs	8,578,569	7,419,398	1,159,171	16%

Total subscription revenue	$16,581,826	$14,908,122	$1,673,704	11%

Total licensing revenue increased 9% and 11% for the three and nine-months ended September 30, 2026 from the comparative 2025 periods.

Total Portfolio Management Systems revenue increased 1% and 7% for the three and nine-months ended September 30, 2026 from the comparative 2025 periods.

Corporate Quotestream revenue increased 2% and 9% for the three and nine-months ended September 30, 2026 from the comparative 2025 periods.  The increases were due to increases in both the number of customers and the average revenue per customer from the comparative periods.

Individual Quotestream revenue decreasing 6% and 3% for the three and nine-months ended September 30, 2026 from the comparative 2025 periods due to decreases in the number of customers.

Interactive Content and Data APIs revenue increased 17% and 16% for the three and nine-months ended September 30, 2026 from the comparative 2025 periods due to increases in both the number of customers and the average revenue per customer from the comparative periods.

Cost of Revenue and Gross Profit Summary

Three-months ended September 30,	2026	2025	Change ($)	Change (%)

Cost of revenue	$2,563,925	$2,656,171	$(92,246)	(3)%
Gross profit	$3,037,502	$2,498,384	$539,118	22%
Gross margin %	54%	48%

Nine-months ended September 30,	2026	2025	Change ($)	Change (%)

Cost of revenue	$8,283,571	$8,018,122	$265,449	3%
Gross profit	$8,298,255	$6,890,000	$1,408,255	20%
Gross margin %	50%	46%

Our cost of revenue consists of fixed and variable stock exchange fees and data feed provisioning costs. Cost of revenue also includes amortization of capitalized internal-use software costs. We capitalize the costs associated with developing new products during the application development stage.

Our cost of revenue decreased 3% for the three-months ended September 30, 2026 from the comparative period in 2025, due to a decrease in amortization expenses related to development costs, offset by increased data storage fees related to our growth.

Our cost of revenue increased 3% for the nine-months ended September 30, 2026 from the comparative period in 2025.  This was mainly due to some one-time, non-recurring expenses in March 2026 related to data licensing, processing and delivery, that amounted to approximately $230,000 and increased data storage fees related to our growth. This was offset by a decrease in amortization expenses related to development costs.

Our cost of revenue decreased as a percentage of sales, as evidenced by our gross margin percentage that increased to 54% and 50% for the three and nine-months ended September 30, 2026 from 48% and 46% in the comparative periods in 2025, respectively.

Operating Expenses Summary

Three-months ended September 30,	2026	2025	Change ($)	Change (%)

Sales and marketing	$816,103	$827,596	$(11,493)	(1)%
General and administrative	773,335	704,939	68,396	10%
Software development	1,571,550	1,340,225	231,325	17%
Total operating expenses	$3,160,988	$2,872,760	$288,228	10%

Nine-months ended September 30,	2026	2025	Change ($)	Change (%)

Sales and marketing	$2,528,004	$2,528,029	$(25)	(0)%
General and administrative	2,355,159	2,250,648	104,511	5%
Software development	4,539,532	3,652,501	887,031	24%
Total operating expenses	$9,422,695	$8,431,178	$991,517	12%

Sales and Marketing

Sales and marketing consist primarily of sales and customer service salaries, investor relations, travel and advertising expenses. Sales and marketing expenses for the three and nine-months ended September 30, 2026 were relatively flat when compared to the same periods in 2025, decreasing by 1% and 0%.

General and Administrative

General and administrative expenses consist primarily of salaries expense, office rent, insurance premiums, and professional fees. General and administrative expenses increased 10% for the three-months ended September 30, 2026 when compared to the same period in 2025.  The increase is mainly a result of an increase in bad debt expense and an increase in fees related to artificial intelligence (AI) tools from the comparative period.

General and administrative expenses increased 5% for the nine-months ended September 30, 2026 when compared to the same period in 2025.  The increase is mainly due to increase in fees related to artificial intelligence (AI) tools and increased professional fees related to year end audit services performed by our previous principal accountants.  This was offset by a decrease in office rent expense as we downsized our office space in Vancouver, Canada effective September 1, 2025 when our existing lease terminated, as our development staff now primarily work remotely

Software Development

Software development expenses consist primarily of costs associated with the design, programming, and testing of our software applications during the preliminary project stage. Software development expenses also include costs incurred to maintain our software applications.

Software development expenses increased 17% and 24% for the three and nine-months ended September 30, 2026 when compared to the same periods in 2025, due to lower capitalization of development costs and therefore higher immediate expense recognition. We capitalized 7% and 8% of development costs for the three and nine-months ended September 30, 206 versus 13% and 19% in the comparative 2025 periods.

We capitalized $139,069 and $255,631 of development costs for the three-months periods ended September 30, 2026 and 2025, respectively. We capitalized $475,448 and $909,035 of development costs for the nine-months periods ended September 30, 2026 and 2025, respectively. These costs relate to the development of application software used by subscribers to access, manage, and analyze information in our databases. Capitalized costs associated with application software are amortized over their estimated economic life of three years.

Other Income and (Expense) Summary

Three-months ended September 30,	2026	2025

Foreign exchange gain (loss)	$(22,961)	$25,449
Interest expense, net	(10,594)	(18,222)
Total other income (expenses), net	$(33,555)	$7,227

Nine-months ended September 30,	2026	2025

Foreign exchange gain (loss)	$31,506	$(76,454)
Interest expense, net	(46,637)	(33,989)
Total other expenses, net	$(15,131)	$(110,443)

Foreign Exchange Gain

We incurred a foreign exchange loss of $22,961 and a gain of $31,506 for the three and nine-months ended September 30, 2026. We incurred a foreign exchange gain of $25,449 and a loss of $76,454 for the three and nine-months ended September 30, 2025. Foreign exchange gains and losses arise from the re-measurement of Canadian dollar monetary assets and liabilities into U.S. dollars and from exchange rate fluctuations between transaction and settlement dates for foreign currency denominated transactions.

Interest Expense, Net

Interest expense is netted against interest earned on cash balances.  Net interest expense of $10,594 and $46,637 were incurred for the three and nine-months periods ended September 30, 2026.  Net interest expenses of $18,222 and $33,989 were incurred for the three and nine-months periods ended September 30, 2025.  The interest expenses primarily relate to vendor finance charges.

Provision for Income Taxes

For the three and nine-months periods ended September 30, 2026, the Company recorded $514 and $1,043 in income tax expense. For the three and nine-months periods ended September 30, 2025, the Company recorded $43 and $68,964 in income tax expenses.

Net Loss for the Period

As a result of the foregoing, our net losses for the three-months periods ended September 30, 2026 and 2025 were $157,555 and $367,192, respectively.  The basic and diluted loss per share was $(0.00) for the three and nine-months periods ended September 30, 2026 and 2025, respectively. Our net losses for the nine-months periods ended September 30, 2026 and 2025 were $1,140,614 and $1,720,585, respectively.  The basic and diluted loss per share was $(0.01) and $(0.02) for the nine-months periods ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our cash totaled $393,633 at September 30, 2026, as compared with $319,889 at December 31, 2025, an increase of $73,744.  Net cash of  $421,303 was provided by operations for the nine-months ended September 30, 2026, primarily due to adjustments for non-cash charges and an increase in accounts payable and accrued liabilities.  This was offset by our net loss and a decrease in deferred revenue. Net cash used in investing activities for the nine-months ended September 30, 2026 was $547,559, due to capitalized application software costs and purchases of computer equipment. Net cash provided by financing activities was $200,000 related to an advance from a related party.

We typically operate with a working capital deficit.  As of September 30, 2026, our working capital deficit was $4,431,398, however current liabilities include $1,327,814 in deferred revenue. The expected costs necessary to realize the deferred revenue are minimal.  If circumstances dictate, we have the flexibility to reduce development spending to maintain a strong liquidity position.

Based on the factors discussed above, we believe that our cash on hand and cash generated from operations will be sufficient to fund our current operations for at least the next 12 months through September 2027. However, implementing our business plan may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

At September 30, 2026 and December 31, 2025, we did not have any unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chairman of the Board and Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, and concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified the following material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2026

